Form 10-K
period 2019-11-30
FULLER H B CO
filed 2020-01-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-09225

H.B. FULLER COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0268370
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1200 Willow Lake Boulevard, St. Paul, Minnesota	55110-5101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (651) 236-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	FUL	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☒ No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 31, 2019 was approximately $1,991,396,615 (based on the closing price of such stock as quoted on the New York Stock Exchange of $39.43 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 51,255,026 as of January 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 2, 2020.

H.B. FULLER COMPANY

2019 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2019, 2018 and 2017 herein, the reference is to our fiscal years ended November 30, 2019, December 1, 2018 and December 2, 2017, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 32 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, windows, doors, flooring, roofing, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automobiles, recreational vehicles, buses, trucks and trailers, marine products, solar energy systems, electronics and products for the aerospace and defense industries. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. In addition, we have established a variety of product offerings for residential construction markets, such as tile-setting adhesives, grouts, sealants and related products.

Recent Acquisition and Divestiture

Ramapo Sales and Marketing, Inc.

On May 17, 2019, we acquired certain assets from a window and insulating glass sealants sales and distribution company, Ramapo Sales and Marketing, Inc. (“Ramapo”), headquartered in Charleston, South Carolina. This acquisition supports the integration of the insulating glass business that we acquired as part of the Royal Adhesives acquisition. The purchase price of $8.3 million was funded through existing cash. In addition, we are required to pay up to $3.4 million in contingent consideration based upon financial results for the twelve months ended December 31, 2019. Ramapo is reported in our Americas Adhesives operating segment.

Dalton Holdings, LLC

On July 1, 2019, we completed the sale of Dalton Holdings, LLC (“Dalton Holdings”), which primarily manufactures surfactants and thickeners, within the Americas Adhesives segment. The sale resulted in a pre-tax gain of $18.8 million, which is recorded in other income, net in the Consolidated Statements of Income for the year ended November 30, 2019.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. As of November 30, 2019, we had sales offices and manufacturing plants in 21 countries outside the United States and satellite sales offices in another 10 countries.

We have a Code of Business Conduct and detailed Core Policies that we apply across all of our operations around the world. These policies represent a set of common values that apply to all employees and all of our business dealings. We have adopted policies and processes, and conduct employee training, intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We do not conduct any business in the following countries that are subject to U.S. economic sanctions: Cuba; Iran; North Korea; Syria and the Crimea region of the Ukraine. See Item 3. Legal Proceedings for additional disclosures regarding past business conducted in Iran.

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

Backlog

No significant backlog of unfilled orders existed at November 30, 2019 or December 1, 2018.

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

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Swift®, Advantra®, Clarity®, Sesame®, TEC®, Foster®, Rakoll®, Rapidex®, Full-Care®, Thermonex®, Silaprene®, Eternabond®, Cilbond®, and TONSAN® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

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

Employees

We employed approximately 6,400 individuals on November 30, 2019, of which approximately 2,500 were located in the United States.

Information About Our Executive Officers

The following table shows the name, age and business experience for the past five years of the executive officers as of January 6, 2020. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served

James J. Owens	55	President and Chief Executive Officer	November 2010 - Present

Zhiwei Cai	57	Executive Vice President, Engineering Adhesives	August 2019 - Present
		Senior Vice President, Engineering Adhesives	February 2016 - August 2019
		Vice President, TONSAN and Electronics	2014 - 2016

Theodore M. Clark	66	Executive Vice President and Chief Operating Officer	August 2019 - Present
		Senior Vice President, Royal Adhesives	October 2017 - August 2019
		President and CEO of Royal Adhesives and Sealants, LLC	2003 - 2017

Paula M. Cooney	51	Vice President, Human Resources	April 2016 - Present
		Director, Global Human Resources Strategic Programs	2010 - 2016

John J. Corkrean	54	Executive Vice President & Chief Financial Officer	May 2016 - Present
		Senior Vice President, Finance - Global Energy Services, NALCO Champion, an Ecolab Inc. company (supplier of chemicals and related services to the oil and gas industry)	2014 - 2016

Traci L. Jensen	53	Vice President, Global Business Process Improvement	December 2019 - Present
		Senior Vice President, Global Construction Adhesives	July 2016 - December 2019
		Senior Vice President, Americas Adhesives	January 2013 - July 2016

Timothy J. Keenan	62	Vice President, General Counsel and Corporate Secretary	December 2006 - Present

M. Shahbaz Malik	52	Senior Vice President, Global Construction Adhesives	December 2019 - Present
		Vice President and Business Leader, North America Distribution, Masonite International Corporation (global residential doors business)	2018 - 2019
		Senior Vice President, Sales, Marketing and Supply Chain, Continental Building Products, Inc. (North America manufacturer of wallboard and joint compound materials)	2014 - 2018

Andrew E. Tometich	53	Executive Vice President, Hygiene, Health and Consumable Adhesives	September 2019 - Present
		Senior Vice President, Specialty Materials, Corning Incorporated (global company specializing in specialty glass, ceramics, and related materials and technologies)	2017 - 2019
		President, Performance Silicones, The Dow Chemical Company (a global sustainable materials science company)	2016 - 2017
		Senior Vice President, Silicones, Dow Corning Corporation (joint venture between The Dow Chemical Company and Corning Incorporated)	2014 - 2016

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

Approximately 55 percent, or $1.6 billion, of our net revenue was generated outside the United States in 2019. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

Fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2019, the change in foreign currencies negatively impacted our net revenue by approximately $100.0 million. In 2019, we spent approximately $1.5 billion for raw materials worldwide of which approximately $807.4 million was purchased outside the United States. Based on 2019 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $8.1 million or $0.16 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our term loan, credit facilities and derivative agreements such that the interest due to our creditors pursuant to a term loan extended to us is calculated using LIBOR. Most of our financial obligation agreements contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. In preparation for the potential phase out of LIBOR, we may need to renegotiate our financial obligations and derivative instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.

Operational Risks

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

In 2019, raw material costs made up approximately 75 percent of our cost of sales. Accordingly, changes in the cost of raw materials can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins. Based on 2019 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $11.5 million or $0.22 per diluted share.

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

For the fiscal 2019 impairment test, our Flooring and EIMEA (Europe, India, Middle East and Africa) reporting units had headroom of 8 percent and 21 percent, respectively. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units. Most significantly, for our Flooring and EIMEA reporting units, a decrease in the planned volume revenue growth would negatively impact the fair value of the reporting units and the calculation of excess carrying value.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE, which will upgrade and standardize our information system. The North America adhesives business went live in 2014. In 2017, we began the implementation and upgrade of our ERP system in our Latin America adhesives business and implementation for all countries, with the exception of Brazil, was completed as of the end of 2018.  During 2019, other entities in our North America adhesives business went live and in 2020 and beyond, we will continue implementation in North America, EIMEA and Asia Pacific.

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

Our global operations expose us to trade and economic sanctions and other restrictions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (the “FCPA”) and other federal statutes and regulations, including those established by OFAC. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws, regulations, policies or procedures could adversely impact our business, results of operations and financial condition.

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

Income tax law changes could have unforeseen effects on our financial condition and results of operations.

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

In general, foreign tax changes could have an impact on our deferred taxes, as well as, the Company’s tax expense. We continue to monitor such reform and record any such impact in the appropriate period.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned and contain 247,630 square feet. Manufacturing operations are carried out at 34 plants located throughout the United States and at 36 plants located in 21 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of November 30, 2019 (each of the listed properties are owned by us, unless otherwise specified):

Segment	Manufacturing Sq Ft	Segment	Manufacturing Sq Ft
Americas Adhesives		EIMEA
California - Roseville	82,202	Egypt - 6th of October City	8,525
Georgia - Covington	73,500	France - Blois	48,438
- Tucker	69,000	- Surbourg	21,743
Illinois - Seneca	24,621	Germany - Lueneburg	64,249
- Elgin - River Ridge[1]	35,239	- Nienburg	139,248
- Elgin - Executive	30,000	- Langelsheim[1]	123,353
- Huntley[2]	29,000	- Pirmasens	81,278
Indiana - South Bend	128,218	Greece - Lamia	11,560
Kentucky - Paducah	252,500	India - Pune	38,782
Ohio - Blue Ash	102,000	Italy - Pianezze	36,500
Michigan - Grand Rapids	65,689	Portugal - Mindelo	90,193
Minnesota - Fridley[1]	15,850	Kenya - Nairobi[1]	5,262
- Vadnais Heights	53,145	United Kingdom - Dukinfield	17,465
New Jersey - Wayne[1]	16,000	EIMEA Total	686,596
New York - Syracuse[1]	23,000
South Carolina - Simpsonville	23,722	Asia Pacific
Texas - Mesquite	25,000	Australia - Dandenong South	43,540
Washington - Vancouver	35,768	- Sydney [1]	12,968
Argentina - Buenos Aires	10,367	People's Republic of China - Guangzhou	36,055
Brazil - Sorocaba[2]	7,535	- Nanjing	55,224
- Curitiba[1]	9,896	- Nanjing[1]	62,430
- Guarulhos	32,292	Indonesia - Mojokerto	52,991
Chile - Maipu, Santiago	46,732	Malaysia - Selongor	21,900
Colombia - Rionegro	17,072	New Zealand - Auckland[1]	7,330
Americas Adhesives Total	1,208,348	Philippines - Manila	9,295
		Vietnam - Binh Duong[1]	26,156
Construction Adhesives		Asia Pacific Total	327,889
California - La Mirada	15,206
Canada - Ontario[1]	63,020	Engineering Adhesives
- Toronto[1]	25,172	California - Irvine[1]	15,120
Florida - Gainesville	6,800	- Wilmington[1]	26,373
Georgia - Dalton	25,800	People's Republic of China - Beijing	78,120
Illinois - Aurora	149,000	- Beijing[1]	42,044
Michigan - Michigan Center	115,000	- Suzhou	73,622
New Jersey - Edison	9,780	- Yantai	23,890
Ohio - Chagrin Falls	16,500	Germany - Wunstorf	16,146
Texas - Houston	11,000	Georgia - Norcross[1]	12,398
- Mansfield	28,790	- Ball Ground[1]	4,800
Construction Adhesives Total	466,068	Illinois - Frankfort - Corsair	12,500
		- Frankfort - West Drive	17,000
1 Leased Property		Massachusetts - Peabody[1]	40,000
2 Idle Property		New Hampshire - Raymond[1]	12,950
		United Kingdom - Preston[1]	34,000
		Engineering Adhesives Total	408,963

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of November 30, 2019, we accrued $8.5 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount accrued, $4.1 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	November 30,	December 1,	December 2,
($ in millions)	2019	2018	2017
Lawsuits and claims settled	8	7	9
Settlement amounts	$0.4	$0.4	$1.7
Insurance payments received or expected to be received	$0.3	$0.3	$1.4

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

During 2018, we retained legal counsel to conduct an internal investigation of the possible resale of our hygiene products into Iran by certain customers of our subsidiaries in Turkey (beginning in 2011) and India (beginning in 2014), in possible violation of the economic sanctions against Iran administered by OFAC and our compliance policy. The sales to these customers represented less than one percent of our net revenue in each of our 2017 and 2018 fiscal years. The sales to the customers who were reselling our products into Iran ceased during fiscal year 2018 and we do not currently conduct any business in Iran. In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC and, in September 2018, we submitted the results and findings of our investigation to OFAC. We have not yet received a response from OFAC. At this time, we cannot predict the outcome or effect of the investigation, however, based on the results of our investigation to date, we believe we could incur penalties ranging from zero to $10.0 million.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol FUL. As of January 20, 2020, there were 1,420 common shareholders of record for our common stock.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2019 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)

September 1, 2019 - October 5, 2019	105	$45.80	-	$187,170

October 6, 2019 - November 2, 2019	2,085	$47.82	-	$187,170

November 3, 2019 - November 30, 2019	-	$-	-	$187,170

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

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on November 29, 2014, and also assumes the reinvestment of all dividends.

Item 6. Selected Financial Data

The table that follows presents selected financial data for each of the last five years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of November 30, 2019 and December 1, 2018 and for the years ended November 30, 2019, December 1, 2018 and December 2, 2017 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K.

(Dollars in thousands, except per share amounts)		Fiscal Years
	2019	2018	2017 [4]	2016 [2,4]	2015 [3,4]
Net revenue	$2,897,000	$3,041,002	$2,306,043	$2,094,605	$2,083,660

Net income including non-controlling interests[1]	$130,844	$171,232	$59,466	$121,917	$84,287
Percent of net revenue	4.5	5.6	2.6	5.8	4.0
Total assets	$3,985,734	$4,176,314	$4,373,243	$2,066,565	$2,056,930
Long-term debt, excluding current maturities	$1,898,384	$2,141,532	$2,398,927	$585,759	$669,606
Total H.B. Fuller stockholders' equity	$1,222,347	$1,151,767	$1,051,424	$944,497	$882,006

Per Common Share:

Basic	$2.57	$3.38	$1.18	$2.43	$1.68
Diluted	$2.52	$3.29	$1.15	$2.37	$1.64

Dividends declared and paid	$0.635	$0.615	$0.590	$0.550	$0.510
Book value[5]	$23.85	$22.70	$20.85	$18.84	$17.61

Number of employees	6,369	6,479	5,965	4,587	4,425

[1] 2016 and 2015 include after-tax charges of $(0.2) million and $4.7 million, respectively, related to special charges, net.
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

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. The fluctuations of the Euro and the Chinese renminbi against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2019, currency fluctuations had a negative impact on net revenue of approximately $100.0 million as compared to 2018.

Key financial results and transactions for 2019 included the following:

●

Net revenue decreased 4.7 percent from 2018 primarily driven by a 3.3 percent decrease due to currency fluctuations, a 2.1 percent decrease in sales volume and a 0.3 percent decrease due to the divestiture of our surfactants and thickeners business. Negative drivers of growth were partially offset by a 1.0 percent increase in product pricing.

●

Gross profit margin increased to 27.9 percent from 27.2 percent in 2018 primarily due to favorable product pricing and lower raw material costs. Positive drivers of growth were partially offset by lower sales volumes.

●	Cash flow generated by operating activities was $269.2 million in 2019 as compared to $253.3 million in 2018 and $166.3 million in 2017.

Our total year organic sales growth, which we define as the combined variances from sales volume and product pricing, decreased 1.1 percent for 2019 compared to 2018.

In 2019, our diluted earnings per share was $ 2.52 compared to $3.29 in 2018 and $1.15 in 2017. The lower earnings per share in 2019  compared to 2018  was due to lower net revenue and higher income tax expense, which were partially offset by lower operating costs and the gain on the sale of our surfactants and thickeners business. The higher earnings per share in 2018 compared to 2017 was due to higher net revenue, lower transaction costs related to acquisitions, and one time discrete items related to U.S. Tax Reform, which were partially offset by higher operating expenses mainly due to the impact of acquired businesses and higher interest expense due to higher U.S. debt balances at higher interest rates from the issuance of new debt in 2017.

Changes in Accounting Principles

In the fourth quarter of 2018, we elected to change our method of accounting for certain inventories in the United States within the Company’s Americas Adhesives and Construction Adhesives segments from the last-in, first-out method (“LIFO”) to weighted-average cost. We have retrospectively adjusted the Consolidated Financial Statements as of and for the year ended December 2, 2017 to reflect this change.

In the first quarter of 2019, we adopted a new accounting standard related to revenue recognition which requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. Prior periods were not restated for this adoption.

In the first quarter of 2019, we also adopted a new accounting standard related to the classification of pension expense which requires us to include only the service component of pension expense in operating expenses with the other components included in non-operating expenses. We have retrospectively adjusted the Consolidated Statements of Income for the years ended December 1, 2018 and December 2, 2017 to reflect this change.

Project ONE

In December 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing, and financial reporting.  The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services. The North America adhesives business went live in 2014.  In 2017, we began the Project ONE implementation and upgrade of our ERP system in our Latin America adhesives business and, with the exception of Brazil, was completed as of the end of 2018.  During 2019, other entities in our North America adhesives business went live and in 2020 and beyond, we will continue implementation in North America, EIMEA and Asia Pacific.

Total expenditures for Project ONE are estimated to be $195 to $210 million, of which 50-55% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $79 million, of which approximately $41 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plans

2020 Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). In implementing the 2020 Restructuring Plan, we expect to incur costs of approximately $9.0 million to $11.0 million ($7.1 million to $8.7 million after-tax), which includes (i) cash expenditures of approximately $6.0 million to $8.0 million ($4.8 million to $6.4 million after tax) for severance and related employee costs globally and (ii) $3.0 million ($2.3 million after-tax) related to streamlining of processes and other restructuring-related costs. All restructuring costs are expected to be cash costs. For the year ending November 30, 2019, we incurred costs of $10.1 million under this plan. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed by mid-year of fiscal year 2021.

Royal Adhesives Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we have incurred costs of approximately $10.4 million, which includes (i) cash expenditures of approximately $6.2 million for severance and related employee costs globally and (ii) other costs of approximately $4.2 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $7.9 million of the costs were cash costs. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is substantially complete.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 3.19 percent at November 30, 2019, as compared to 4.51 percent at December 1, 2018 and 3.73 percent at December 2, 2017. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at November 30, 2019 would impact U.S. pension and other postretirement plan (income) expense by approximately $0.2 million (pre-tax) in fiscal 2020. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.50 percent in 2019 and 7.75 in 2018 and 2017. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2019, the expected long-term rate of return on the target equities allocation was 8.00 percent and the expected long-term rate of return on the target fixed-income allocation was 4.45 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. For 2020, the expected long-term rate of return on assets will be 7.50 percent with an expected long-term rate of return on the target equities allocation of 8.00 percent and an expected long-term rate of return on target fixed-income allocation of 4.45 percent. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.4 million (pre-tax).

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

U.S. Pension Plan Historical Actual Rates of Return	Total Portfolio	Equities	Fixed Income

10-year period	9.0%	9.3%	7.9%
20-year period	8.6%	8.3%	8.2	%*

* Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 8.2 percent is since inception (13 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.21 percent in 2019 compared to 6.20 percent in 2018 and 6.21 percent in 2017. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.50 percent for 2019, 2018 and 2017. Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate is for the supplemental executive retirement plan only. Projected salary increase assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plans.

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

We evaluate our goodwill for impairment annually during the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our 2019 impairment test, included a 33 percent control premium.

For the 2019 impairment test, the fair value of the reporting units exceeded the respective carrying values by 8 percent to 109 percent ("headroom"). Significant assumptions used in the DCF analysis included long-term growth rates and discount rates that ranged from 7.8 percent to 9.9 percent. An increase in the discount rate and decrease in the long-term growth rates of 0.5 percent would result in the fair value of Flooring falling below its carrying value by 6 percent. The fair value of the remaining reporting units would exceed their respective carrying values by 10 percent to 83 percent.

The Flooring and EIMEA reporting units had headroom of 8 percent and 21 percent, respectively. The remaining reporting units had significant fair value in excess of carrying value. As of November 30, 2019, the carrying values of goodwill assigned to the Flooring and EIMEA reporting units were $73.9 million and $151.6 million, respectively. Management will continue to monitor these reporting units for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units. Most significantly, for our Flooring and EIMEA reporting units, a decrease in the planned volume revenue growth would negatively impact the fair value of the reporting units and the calculation of excess carrying value.

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

Product, Environmental and Other Litigation Liabilities

As disclosed in Item 3. Legal Proceedings and in Note 1 and Note 15 to the Consolidated Financial Statements, we are subject to various claims, lawsuits and other legal proceedings. Reserves for loss contingencies associated with these matters are established when it is determined that a liability is probable and the amount can be reasonably estimated. The assessment of the probable liabilities is based on the facts and circumstances known at the time that the financial statements are being prepared. For cases in which it is determined that a liability is probable but only a range for the potential loss exists, the minimum amount of the range is recorded and subsequently adjusted as better information becomes available.

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued, and a receivable is recorded for any probable estimated insurance recoveries. A discussion of environmental, product and other litigation liabilities is disclosed in Item 3. Legal Proceedings and Note 15 to the Consolidated Financial Statements.

Based upon currently available facts, we do not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively affect our results of operations or cash flows in one or more future quarters.

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of November 30, 2019, the valuation allowance to reduce deferred tax assets totaled $15.0 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $8.9 million as of November 30, 2019.

We have not recorded U.S. deferred income taxes for certain of our non-U.S. subsidiaries undistributed earnings as such amounts are intended to be indefinitely reinvested outside of the U.S. Should we change our business strategies related to these non-U.S. subsidiaries, additional U.S. tax liabilities could be incurred. It is not practical to estimate the amount of these additional tax liabilities. See Note 12 to the Consolidated Financial Statements for further information on income tax accounting.

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

Results of Operations

Net revenue

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net revenue	$2,897.0	$3,041.0	$2,306.0	(4.7%)	31.9%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis the past two years:

	2019 vs 2018	2018 vs 2017
Organic growth	(1.1)%	3.7%
M&A	(0.3)%	28.3%
Currency	(3.3)%	(0.1)%
Total	(4.7)%	31.9%

Organic growth was a negative 1.1 percent in 2019 compared to 2018. The 1.1 percent negative organic growth in 2019 was driven by a 12.0 percent decrease in Construction Adhesives and a 2.7 percent decrease in EIMEA, partially offset by 4.2 percent growth in Engineering Adhesives, 1.1 percent growth in Americas Adhesives and 1.1 percent growth in Asia Pacific. The decrease is predominately driven by a decrease in sales volume. There was a 0.3 percent decrease due to the divestiture of our surfactants and thickeners business during fiscal 2019. The negative 3.3 percent currency impact was primarily driven by a weaker Euro, Chinese renminbi, Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar.

Organic growth was 3.7 percent in 2018 compared to 2017. The 3.7 percent organic growth in 2018 was driven by a 14.7 percent growth in Engineering Adhesives, 4.1 percent growth in EIMEA, 2.0 percent growth in Asia Pacific and 1.4 percent growth in Americas Adhesives, offset by a 1.1 percent decrease in Construction Adhesives. There was a 28.3 percent increase due to the acquisition of Royal Adhesives and Adecol. The negative 0.1 percent currency impact was primarily driven by a weaker Brazilian real, Argentinian peso, Australian dollar, Canadian dollar and Turkish lira offset by a stronger Mexican peso, Chinese renminbi and Euro compared to the U.S. dollar.

Cost of sales

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Raw materials	$1,535.7	$1,660.1	$1,288.0	(7.5)%	28.9%
Other manufacturing costs	554.4	552.7	419.1	0.3%	31.9%
Cost of sales	$2,090.1	$2,212.8	$1,707.1	(5.5)%	29.6%
Percent of net revenue	72.1%	72.8%	74.0%

Cost of sales in 2019 compared to 2018 decreased 70 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 160 basis points in 2019 compared to 2018 primarily due to an increase in product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 90 basis points in 2019 compared to 2018 primarily due to the impact of lower sales volume and higher manufacturing waste and scrap costs.

Cost of sales in 2018 compared to 2017 decreased 120 basis points as a percentage of net revenue. Raw material costs as a percentage of net revenue decreased 130 basis points in 2018 compared to 2017 due to an increase in product pricing and the impact of the Royal Adhesives acquisition. Other manufacturing costs as a percentage of net revenue increased 10 basis points in 2018 compared to 2017.

Gross profit

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Gross profit	$806.9	$828.2	$599.0	(2.6)%	38.3%
Percent of net revenue	27.9%	27.2%	26.0%

Gross profit in 2019 decreased 2.6 percent and gross profit margin increased 70 basis points compared to 2018. The increase in gross profit margin was primarily due to increased product pricing and lower raw material costs partially offset by lower sales volume and higher manufacturing waste and scrap costs.

Gross profit in 2018 increased 38.3 percent and gross profit margin increased 120 basis points compared to 2017. The increase in gross profit margin was primarily due to increased product pricing and the impact of the Royal Adhesives acquisition and lower restructuring plan costs.

Selling, general and administrative expenses

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
SG&A	$580.9	$590.3	$479.5	(1.6)%	23.1%
Percent of net revenue	20.1%	19.4%	20.8%

SG&A expenses for 2019 decreased $9.4 million, or 1.6 percent, compared to 2018. The decrease is primarily due to general spending reductions and the favorable impact of foreign currency exchange rates on spending outside the U.S.

SG&A expenses for 2018 increased $110.8 million or 23.1 percent compared to 2017. The increase is mainly due to the impact of acquired businesses and the impact of unfavorable foreign currency exchange rates on spending outside the U.S.

Other income (expense), net

($ in millions)	2019	2018	2017
Other income (expense), net	$37.9	$18.1	$(19.2)

Other income (expense), net includes foreign transaction losses of $1.2 million, $4.5 million and $2.4 million in 2019, 2018 and 2017, respectively. Gains on disposal of assets were $24.1 million, $3.1 million and nil in 2019, 2018 and 2017, respectively. Defined benefit pension benefit was $13.7 million, $16.9 million and $8.5 million in 2019, 2018 and 2017, respectively. Other income of $1.3 million, $2.6 million and $0.2 million was also included in 2019, 2018 and 2017, respectively. Additionally, 2017 includes $25.5 million of expense related to make-whole costs associated with the early repayment of certain outstanding debt obligations which were refinanced upon entering into the Term Loan B Credit Agreement.

Interest expense

($ in millions)	2019	2018	2017
Interest expense	$103.3	$111.0	$43.7

Interest expense in 2019 compared to 2018 was lower due to lower U.S. debt balances. Interest expense in 2018 compared to 2017 was higher due primarily to higher U.S. debt balances at higher interest rates from the issuance of our 4.000% Notes and higher LIBOR rates on floating rate debt held in the U.S. We capitalized $0.4 million of interest expense in 2019 and $0.3 million of interest expense in each of 2018 and 2017.

Interest income

($ in millions)	2019	2018	2017
Interest income	$12.2	$11.7	$3.9

Interest income in 2019 and 2018 was higher due to our cross-currency swap cash flow hedges that were entered into at the end of 2017 in conjunction with the Royal Adhesives acquisition.

Income tax benefit (expense)

($ in millions)	2019	2018	2017
Income tax benefit (expense)	$(49.4)	$6.4	$(9.8)
Effective tax rate	(28.6)%	4.1%	(16.2)%

Income tax expense of $49.4 million in 2019 includes $12.4 million of discrete tax expense related to the sale of the surfactants and thickeners business and return to accrual adjustments. Excluding the discrete tax expense of $12.4 million, the overall effective tax rate was 24.9 percent. The decrease in the overall effective tax rate for 2019 compared to 2018, excluding the impact of discrete items, is primarily due to the geographic mix of earnings.

The income tax benefit in 2018 of $6.4 million includes $49.0 million of discrete tax benefits in both the U.S. and foreign jurisdictions, primarily related to the impact of U.S. Tax Reform.  Excluding the discrete tax benefits of $49.0 million, the overall effective tax rate was 27.2 percent.  The increase in the overall effective tax rate for 2018 compared to 2017, excluding the impact of discrete items, is primarily due to the geographic mix of earnings, as well as withholding tax expense in foreign jurisdictions.

Income tax expense in 2017 of $9.8 million includes $4.1 million of discrete tax benefits in both the U.S. and foreign jurisdictions, primarily related to the release of the valuation allowance in Brazil in conjunction with the Adecol acquisition. Excluding the discrete tax benefits, the overall effective tax rate was 23.0 percent.

Income from equity method investments

($ in millions)	2019	2018	2017
Income from equity method investments	$7.4	$8.2	$8.7

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for 2019 compared to 2018 and 2018 compared to 2017 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net income attributable to H.B. Fuller	$130.8	$171.2	$59.4	(23.6)%	188.2%
Percent of net revenue	4.5%	5.6%	2.6%

Net income attributable to H.B. Fuller was $130.8 million in 2019 compared to $171.2 million in 2018 and $59.4 million in 2017. Diluted earnings per share was $2.52 per share in 2019, $3.29 per share for 2018 and $1.15 per share for 2017.

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

We have five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives. As of the beginning of 2019, we realigned certain customers across operating segments. Prior period segment information has been recast retrospectively to reflect the realignments. The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments.

Net Revenue by Segment

	2019		2018		2017
	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total
Americas Adhesives	$1,022.8	35%	$1,051.4	35%	$902.8	39%
EIMEA	640.9	22%	697.4	23%	564.4	24%
Asia Pacific	271.6	9%	278.2	9%	264.7	12%
Construction Adhesives	394.9	14%	452.0	15%	260.5	11%
Engineering Adhesives	566.8	20%	562.0	18%	313.6	14%
Total	$2,897.0	100%	$3,041.0	100%	$2,306.0	100%

Segment Operating Income (Loss)

	2019		2018		2017
	Operating	% of	Operating	% of	Operating	% of
($ in millions)	Income	Total	Income	Total	Income (Loss)	Total
Americas Adhesives	$92.2	41%	$99.0	42%	$84.8	71%
EIMEA	22.3	10%	29.6	12%	17.2	14%
Asia Pacific	22.1	10%	17.7	7%	14.9	12%
Construction Adhesives	12.0	5%	30.4	13%	(15.3)	(13)%
Engineering Adhesives	77.4	34%	61.2	26%	17.9	16%
Total	$226.0	100%	$237.9	100%	$119.5	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported in the Consolidated Statements of Income.

($ in millions)	2019	2018	2017
Segment operating income	$226.0	$237.9	$119.5
Other income (expense), net	37.9	18.1	(19.1)
Interest expense	(103.3)	(111.0)	(43.7)
Interest income	12.2	11.7	3.9
Income before income taxes and income from equity method investments	$172.8	$156.7	$60.6

Americas Adhesives

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net revenue	$1,022.8	$1,051.4	$902.8	(2.7)%	16.5%
Segment operating income	$92.2	$99.0	$84.8	(6.9)%	16.7%
Segment profit margin %	9.0%	9.4%	9.4%

The following tables provide details of Americas Adhesives net revenue variances:

	2019 vs 2018	2018 vs 2017
Organic growth	1.1%	1.4%
M&A	(1.0)%	17.4%
Currency	(2.8)%	(2.3)%
Total	(2.7)%	16.5%

Net revenue decreased 2.7 percent in 2019 compared to 2018. The 1.1 percent increase in organic growth was attributable to increased product pricing, partially offset by a decrease in sales volume. There was a 1.0 percent decrease due to the divestiture of our surfactants and thickeners business in fiscal 2019. The negative currency effect was due to the weaker Argentinian peso, Brazilian real, Canadian dollar and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 30 basis points. Other manufacturing costs as a percentage of net revenue increased 30 basis points. SG&A expenses as a percentage of net revenue increased 40 basis points in 2019 as compared to 2018. Segment operating income decreased 6.9 percent and segment operating margin as a percentage of net revenue decreased 40 basis points in 2019 as compared to 2018.

Net revenue increased 16.5 percent in 2018 compared to 2017. The 1.4 percent increase in organic growth was attributable to increased product pricing offset by a decrease in sales volume. There was a 17.4 percent increase due to the Royal Adhesives, Adecol and Wisdom acquisitions. The negative currency effect was primarily due to the weaker Brazilian real and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 60 basis points primarily due to increased product pricing and the impact of acquired businesses. Other manufacturing costs as a percentage of net revenue increased 70 basis points primarily due to higher delivery costs and the impact of acquired businesses. SG&A expense as a percentage of net revenue decreased 10 basis points. Segment operating income increased 16.7 percent and segment operating margin as a percentage of net revenue was flat in 2018 compared to 2017.

EIMEA

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net revenue	$640.9	$697.4	$564.4	(8.1%)	23.6%
Segment operating income	$22.3	$29.6	$17.2	(24.7%)	72.1%
Segment profit margin %	3.5%	4.2%	3.0%

The following table provides details of the EIMEA net revenue variances:

	2019 vs 2018	2018 vs 2017
Organic growth	(2.7)%	4.1%
M&A	-	18.0%
Currency	(5.4)%	1.5%
Total	(8.1)%	23.6%

Net revenue decreased 8.1 percent in 2019 compared to 2018. The 2.7 percent decrease in organic growth was attributable to a decrease in sales volume, partially offset by increased product pricing. The negative currency effect was primarily the result of a weaker Euro and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 170 basis points due to lower raw material costs and favorable product mix. Other manufacturing costs as a percentage of net revenue increased 80 basis points due to lower sales volume. SG&A expenses as a percentage of net revenue increased 160 basis points primarily due to higher restructuring plan costs and lower net revenue. Segment operating income decreased 24.7 percent and segment operating margin decreased 70 basis points compared to 2018.

Net revenue increased 23.6 percent in 2018 compared to 2017. The 4.1 percent increase in organic growth was attributable to increased product pricing offset by a decrease in sales volume. There was an 18.0 percent increase due to the Royal Adhesives acquisition. The positive currency effect was primarily the result of a stronger Euro and British pound offset by a weaker Turkish lira and Indian rupee compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 80 basis points primarily due to higher raw material costs offset by increased product pricing. Other manufacturing costs as a percentage of net revenue decreased 60 basis points in 2018 compared to 2017 primarily due to lower restructuring plan costs and the impact of the Royal Adhesives acquisition. SG&A expense as a percentage of net revenue decreased 140 basis points due to lower restructuring plan costs. Segment operating income increased 72.1 percentand segment operating margin as a percentage of net revenue increased 120 basis points in 2018 compared to 2017.

Asia Pacific

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net revenue	$271.6	$278.2	$264.7	(2.4)%	5.1%
Segment operating income	$22.1	$17.7	$14.9	24.9%	18.8%
Segment profit margin %	8.1%	6.4%	5.6%

The following table provides details of Asia Pacific net revenue variances:

	2019 vs 2018	2018 vs 2017
Organic growth	1.1%	2.0%
M&A	-	1.5%
Currency	(3.5)%	1.6%
Total	(2.4)%	5.1%

Net revenue in 2019 decreased 2.4 percent compared to 2018. The 1.1 percent increase in organic growth was attributable to an increase in sales volume and product pricing. The negative currency effect was primarily the result of a weaker Chinese renminbi and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 270 basis points primarily due to increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 20 basis points. SG&A expenses as a percentage of net revenue increased 80 basis points primarily due to lower net revenue. Segment operating income increased 24.9 percent and segment operating margin increased 170 basis points compared to 2018.

Net revenue in 2018 increased 5.1 percent compared to 2017. The 2.0 percent increase in organic growth was attributable to an increase in product pricing and sales volume. There was a 1.5 percent increase due to the Royal Adhesives acquisition. The positive currency effect was primarily driven by the stronger Chinese renminbi and Malaysian ringgit offset by the weaker Australian dollar and Indonesian rupiah compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 60 basis points compared to 2017 primarily due to an increase in product pricing. Other manufacturing costs as a percentage of net revenue decreased 50 basis points compared to 2017. SG&A expense as a percentage of net revenue increased 30 basis points. Segment operating income increased 18.8 percent and segment operating margin increased 80 basis points in 2018 compared to 2017.

Construction Adhesives

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net revenue	$394.9	$452.0	$260.5	(12.6)%	73.5%
Segment operating income (loss)	$12.0	$30.4	$(15.3)	(60.5)%	NMP
Segment profit margin %	3.0%	6.7%	(5.9)%

NMP = Non-meaningful percentage

The following tables provide details of Construction Adhesives net revenue variances:

	2019 vs 2018	2018 vs 2017
Organic growth	(12.0)%	(1.1)%
M&A	-	74.5%
Currency	(0.6)%	0.1%
Total	(12.6)%	73.5%

Net revenue decreased 12.6 percent in 2019 compared to 2018. The 12.0 percent decrease in organic growth was attributable to lower sales volume partially offset by increased product pricing. The negative currency effect was due to the weaker Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 70 basis points primarily due to increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 220 basis points primarily due to higher production costs, the impact of lower sales volume and higher manufacturing waste and scrap costs. SG&A expenses as a percentage of net revenue increased 220 basis points due to lower sales volume and higher restructuring plan costs. Segment operating income decreased 60.5 percent and segment operating margin decreased 370 basis points compared to 2018.

Net revenue increased 73.5 percent in 2018 compared to 2017. The 1.1 percent decrease in organic growth was attributable to a decrease in sales volume. There was a 74.5 percent increase due to the Royal Adhesives acquisition. The positive currency effect was due to the stronger Euro and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 70 basis points compared to 2017 primarily due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 660 basis points primarily due to improved operating efficiencies related to the completion of the facility upgrade and expansion project and lower restructuring plan costs. SG&A expenses as a percentage of net revenue decreased by 670 basis points in 2018 compared to 2017 due to increased sales volume. Segment operating margin increased 1,260 basis points compared to 2017.

Engineering Adhesives

($ in millions)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net revenue	$566.8	$562.0	$313.6	0.9%	79.2%
Segment operating income	$77.4	$61.2	$17.9	26.5%	241.9%
Segment profit margin %	13.7%	10.9%	5.7%

The following tables provide details of Engineering Adhesives net revenue variances:

	2019 vs 2018	2018 vs 2017
Organic growth	4.2%	14.7%
M&A	-	62.3%
Currency	(3.3)%	2.2%
Total	0.9%	79.2%

Net revenue increased 0.9 percent in 2019 compared to 2018. The 4.2 percent increase in organic growth was attributable to an increase in sales volume, partially offset by decreased product pricing. Sales volume growth was primarily driven by strong performance in the electronics and new energy markets. The negative currency effect was due to a weaker Chinese renminbi and Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 380 basis points due to favorable product mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 220 basis points due to higher production and integration costs. SG&A expense as a percentage of net revenue decreased 120 basis points due to lower compensation costs. Segment operating income increased 26.5 percent and segment operating margin increased 280 basis points compared to 2018.

Net revenue increased 79.2 percent in 2018 compared to 2017. The 14.7 percent increase in organic growth is attributable to an increase in sales volume and product pricing. Sales volume growth was primarily driven by strong performance in the Tonsan and automotive markets. There was a 62.3 percent increase due to the acquisition of Royal Adhesives. The positive currency effects were primarily driven by the stronger Chinese renminbi, Euro and British pound offset by the weaker Turkish lira and Brazilian real compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 350 basis points due to increased product pricing and the impact of the Royal Adhesives acquisition partially offset by higher raw material costs. Other manufacturing costs as a percentage of net revenue increased 400 basis points primarily due to the impact of the Royal Adhesives acquisition. SG&A expense as a percentage of net revenue decreased 570 basis points compared to 2017 primarily due to higher sales volume and the impact of the Royal Adhesives acquisition. Segment operating income increased 241.9 percent and segment operating margin increased 520 basis points in 2018 compared to 2017.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 30, 2019 were $112.2 million compared to $150.8 million as of December 1, 2018. Total long and short-term debt was $1,979.1 million as of November 30, 2019 and $2,247.5 million as of December 1, 2018.

We believe that cash flows from operating activities will be adequate to meet our ongoing liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. operations, U.S. capital spending and U.S. pension and other postretirement benefit contributions in addition to funding U.S. acquisitions, dividend payments, debt service and share repurchases as needed. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate these funds for U.S. operations.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 30, 2019, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of November 30, 2019
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	3.8

●	TTM = trailing 12 months

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

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2020.

Net Financial Assets (Liabilities)

($ in millions)	2019	2018
Financial assets:
Cash and cash equivalents	$112.2	$150.8
Foreign exchange contracts	1.2	4.9
Cash flow hedges	26.9	0.7
Interest rate swaps	-	28.9
Fair value hedges	5.7	-
Financial liabilities:
Notes payable	(15.7)	(14.8)
Long-term debt	(1,963.4)	(2,232.8)
Foreign exchange contracts	(1.8)	(2.2)
Interest rate swaps	(17.6)	-
Fair value hedges	-	(8.7)
Net financial liabilities	$(1,857.5)	$(2,073.2)

Of the $112.2 million in cash and cash equivalents as of November 30, 2019, $97.9 million was held outside the U.S. Of the $97.9 million of cash held outside the U.S., earnings on $91.9 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us, except for: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from Loan Parties to non-Loan Parties in excess of $100.0 million, 2) a credit facility limitation that provides total investments, loans, advances or guarantees not otherwise permitted in the credit agreement for all subsidiaries shall not exceed $125.0 million in the aggregate, 3) a credit facility limitation that provides total investments, dividends, and distributions shall not exceed the Available Amount defined in these agreements, all three of which do not apply once our secured leverage ratio drops below 4.0x and 4) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. The Royal Adhesives acquisition and any investments, loans, and advances established to consummate the Royal Adhesives acquisition, are excluded from the credit facility limitations described above. Additionally, we have taken the income tax position that the majority of our cash in non-U.S. locations is indefinitely reinvested.

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $15.7 million at November 30, 2019 and $14.8 million at December 1, 2018. These amounts primarily represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 8.9 percent in 2019 and 9.6 percent in 2018.

Long-Term Debt

Long-term debt consisted of a secured term loan (“Term Loan B”) and an unsecured public note (“Public Notes”). The Term Loan B bears a floating interest rate at LIBOR plus 2.00 percent (3.72 percent at November 30, 2019) and matures in fiscal year 2024. The Public Notes bear interest at 4.00 percent fixed interest and mature in fiscal year 2027. We are subject to a par call of 1.00 percent except within three months of maturity date. We currently have no intention to prepay the Public Notes. Additional details on the Public Notes and the Term Loan B Credit Agreement can be found in Form 8-K dated February 9, 2017 and Form 8-K dated October 20, 2017, respectively.

We executed interest rate swap agreements for the purpose of obtaining a fixed interest rate on $1,350.0 million of the $2,150.0 million Term Loan B. We have designated forecasted interest payments resulting from the variability of 1-month LIBOR in relation to $1,350.0 million of the Term Loan B as the hedged item in cash flow hedges. The combined fair value of the interest rate swaps in total was a liability of $17.6 million at November 30, 2019 and was included in other liabilities in the Consolidated Balance Sheets. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,350.0 million variable rate Term Loan B are compared with the change in the fair value of the swaps.

We entered into interest rate swap agreements for the purpose of obtaining a floating rate on $150.0 million of our $300.0 million Public Notes. We have designated the $150.0 million of public debt as the hedged item in a fair value hedge. The combined fair value of the interest rate swaps in total was an asset of $5.7 million at November 30, 2019 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150.0 million fixed rate Public Notes are compared with the change in the fair value of the swaps.

Lines of Credit

We have a revolving credit agreement with a consortium of financial institutions at November 30, 2019. This credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes up to a maximum of $400.0 million. Interest on the revolving credit facility is payable at LIBOR plus 2.00 percent (3.70 percent at November 30, 2019). A facility fee of 0.30 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rate and the facility fee are based on a leverage grid. The credit facility expires on April 12, 2022. As of November 30, 2019, our lines of credit were undrawn. Additional details on the revolving credit agreement can be found in the 8-K dated November 17, 2017. For further information related to debt outstanding and debt capacity, see Note 6 to the Consolidated Financial Statements.

Uncertainty relating to the LIBOR phase out at the end of 2021 may adversely impact the value of, and our obligations under, our Term Loan B, Public Notes and revolving credit facility. See the applicable discussion under Risk Factors.

Goodwill and Other Intangible Assets

As of November 30, 2019, goodwill totaled $1,281.8 million (32 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $799.4 million (20 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at November 30, 2019 are as follows:

	Americas		Asia	Construction	Engineering
($ in millions)	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total
Goodwill	$322.8	$151.6	$21.4	$311.0	$475.0	$1,281.8
Purchased technology & patents	15.1	13.4	0.8	12.3	25.0	66.6
Customer relationships	152.1	57.1	7.6	278.6	195.0	690.4
Tradenames	7.5	2.6	-	11.5	16.1	37.7
Other finite-lived intangible assets	-	2.8	1.2	0.1	0.1	4.2
Indefinite-lived intangible assets	-	0.5	-	-	-	0.5

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade account receivable days sales outstanding (DSO), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	November 30,	December 1,
	2019	2018
Net working capital as a percentage of annualized net revenue[1]	18.0%	18.5%
Accounts receivable DSO (in days)[2]	59	56
Inventory days on hand (in days)[3]	58	60
Free cash flow after dividends[4]	$174.8	$153.9
Debt capitalization ratio[5]	61.8%	66.1%

1 Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter, multiplied by 4).

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

Reconciliation of “Net cash provided by operating activities” to "Free cash flow after dividends"

Cash Flows from Operating Activities

($ in millions)	2019	2018	2017
Net cash provided by operating activities	$269.2	$253.3	$166.3
Less: Purchased property, plant and equipment	62.0	68.3	54.9
Less: Dividends paid	32.4	31.1	29.6
Free cash flow after dividends	$174.8	$153.9	$81.8

Summary of Cash Flows

Cash Flows from Operating Activities

($ in millions)	2019	2018	2017
Net cash provided by operating activities	$269.2	$253.3	$166.3

Net income including non-controlling interest was $130.8 million in 2019, $171.2 million in 2018 and $59.5 million in 2017. Depreciation and amortization expense totaled $141.2 million in 2019 compared to $145.1 million in 2018 and $87.3 million in 2017. The higher depreciation and amortization expense in 2019 and 2018 was directly related to the assets acquired in our business acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $5.5 million, a use of cash of $31.1 million and a source of cash of $8.9 million in 2019, 2018 and 2017, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $25.6 million use of cash in 2019 compared to a $39.4 million and $26.8 million use of cash in 2018 and 2017, respectively. The lower use of cash in 2019 compared to 2018 was related to lower net revenue and lower trade receivables compared to the prior year. The higher use of cash in 2018 was related to higher net revenue and an increase in trade receivables compared to 2017. The DSO was 59 days at November 30, 2019, 56 days at December 1, 2018 and 61 days at December 2, 2017.

●

Inventory – Changes in inventory resulted in a $19.6 million source of cash in 2019 compared to a $17.1 million and an $8.7 million use of cash in 2018 and 2017, respectively. The source of cash in 2019 compared to the use of cash in 2018 was due to higher raw material costs and higher inventory to maintain service levels while integrating our acquisitions in 2018. Inventory days on hand were 58 days at the end of 2019 compared to 60 days at the end of 2018 and 59 days at the end of 2017.

●

Trade Payables – Changes in trade payables resulted in an $11.5 million, $25.4 million and $44.4 million source of cash in 2019, 2018 and 2017, respectively. Changes between all years were primarily related to the timing of payments, and extension of payment terms globally.

Contributions to our pension and other postretirement benefit plans were $8.1 million, $6.6 million and $4.7 million in 2019, 2018 and 2017, respectively. Income taxes payable resulted in a $21.0 million and $4.0 million source of cash in 2019 and 2018, respectively, and a $15.0 million use of cash in 2017. Other assets resulted in an $18.3 million, $35.2 million and $13.0 million use of cash in 2019, 2018 and 2017, respectively. Accrued compensation was a $1.3 million source of cash in 2019, a $0.3 million use of cash in 2018 and a $12.2 million source of cash in 2017. The source of cash in 2019 and 2017 relates to higher accruals for our employee incentive plans while the use of cash in 2018 relates to lower accruals. Other operating activity was a $37.5 million and a $81.5 million source of cash in 2019 and 2018, respectively, and an $14.4 million use of cash in and 2017. This reflects the impact of a stronger U.S. dollar on certain foreign transactions in 2019, 2018 and 2017.

Cash Flows from Investing Activities

($ in millions)	2019	2018	2017
Net cash provided by (used in) investing activities	$7.4	$(61.8)	$(1,800.9)

Purchases of property plant and equipment were $62.0 million in 2019 compared to $68.3 million in 2018 and $54.9 million in 2017. The higher purchases in 2019 and 2018 compared to 2017 relates to higher purchases due to our acquisitions in 2017. Proceeds from the sale of property, plant and equipment were $11.1 million in 2019 compared to $2.9 million in 2018 and $0.7 million in 2017. The higher proceeds in 2019 were due to the sale of certain properties.

In 2019, we acquired Ramapo Sales and Marketing, Inc. for $8.3 million and paid a $9.9 million contingent consideration payment for our 2015 acquisition of Tonsan Adhesive, Inc. In 2019, we also received $70.3 million of cash related to the sale of our surfactants and thickeners business. In addition, we received payment of a government grant and expended cash related to the building of a plant in China of $8.9 million and $2.8 million, respectively. In 2018, we received $3.5 million of cash resulting in an adjustment to the purchase price of Royal Adhesives and Adecol. In 2017, we acquired Adecol for $44.7 million, net of cash acquired, Royal Adhesives for $1,622.7 million, net of cash acquired and Wisdom for $123.5 million, net of cash acquired. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities

($ in millions)	2019	2018	2017
Net cash provided by (used in) financing activities	$(315.0)	$(288.6)	$1,684.7

In 2019 and 2018, we repaid $288.6 million and $185.8 million of long-term debt, respectively. In 2017, we repaid $1,079.3 million and borrowed $2,856.3 million of debt in conjunction with our acquisition of Royal Adhesives and we paid $49.7 million of debt issuance, prepayment and extinguishment costs. See Note 6 of the Consolidated Financial Statements for further discussion of debt borrowings and repayments.

Cash paid for dividends were $32.4 million, $31.1 million and $29.6 million in 2019, 2018 and 2017, respectively. Cash generated from the exercise of stock options were $10.9 million, $6.2 million and $17.7 million in 2019, 2018 and 2017, respectively. Repurchases of common stock were $3.0 million in 2019 compared to $4.7 million in 2018 and $21.8 million in 2017, including $19.1 million in 2017 from our share repurchase program. There were no repurchases from our share repurchase program in 2019 and 2018.

Contractual Obligations

Due dates and amounts of contractual obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,975.7	$65.0	$-	$1,610.7	$300.0
Interest payable on long-term debt[1]	393.7	80.7	152.4	132.4	28.2
Notes payable	15.7	15.7	-	-	-
Operating leases	37.9	11.5	13.5	9.0	3.9
Pension contributions[2]	2.0	2.0	-	-	-
Financial instrument liabilities[3]	1.8	1.8	-	-	-
Total contractual obligations	$2,426.8	$176.7	$165.9	$1,752.1	$332.1

1 Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

2 Pension contributions are only included for fiscal 2020. We have not determined our pension funding obligations beyond 2020 and thus, any potential future contributions have been excluded from the table.

3 Represents the fair value of our foreign exchange contracts with a payable position to the counterparty as of November 30, 2019, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage (ECF Percentage) shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The prepayment for the 2019 measurement period was satisfied through amounts prepaid during 2019. We have estimated the 2020 prepayment as shown in the table above and have classified it as current portion of long-term debt.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $8.9 million as of November 30, 2019 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 12 to the Consolidated Financial Statements.

We expect 2020 capital expenditures to be approximately $85.0 million.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt, net of interest rate swap derivatives as of November 30, 2019, would have resulted in a change in net income of approximately $3.6 million or $0.07 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency translation and currency transaction risk. Approximately 55 percent of net revenue was generated outside of the United States in 2019. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on 2019 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $8.1 million or $0.16 per diluted share. Based on 2019 financial results and foreign currency balance sheet positions as of November 30, 2019, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $14.0 million or $0.27 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2019 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $11.5 million or $0.22 per diluted share.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
H.B. Fuller Company

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (the Company) as of November 30, 2019 and December 1, 2018, the related consolidated statements of income, comprehensive income, total equity, and cash flows for each of the years in the three-year period ended November 30, 2019 and the related notes  (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and December 1, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s November 30, 2019 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of impairment analysis for the Europe, India, Middle East, and Africa (EIMEA) and Construction Adhesives Flooring (CA Flooring) reporting units

As discussed in Notes 1 and 5 to the consolidated financial statements, the goodwill balance as of November 30, 2019 was $1,282 million, of which $149 million and $74 million related to the EIMEA and CA Flooring reporting units, respectively. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value.

We identified the evaluation of the impairment analysis for the EIMEA and CA Flooring reporting units as a critical audit matter. The estimated fair values of the EIMEA and CA Flooring reporting units exceeded their carrying values by 21% and 8%, respectively, indicating a higher risk that the goodwill may be impaired and, therefore, resulted in the application of a high degree of auditor judgment. The expected future cash flows used to determine the fair values of the reporting units were challenging to test. This is due to minor changes to those assumptions having a significant effect on the Company’s assessment of the carrying value of the goodwill.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the determination of the fair values of the reporting units. We also tested internal controls over the Company’s related expected future cash flows. We performed sensitivity analyses over the expected future cash flows. This was done to assess the impact of those assumptions on the Company’s determination that the fair values of the EIMEA and CA Flooring reporting units exceeded their carrying values. We evaluated the Company’s expected future cash flows for the EIMEA and CA Flooring reporting units, by comparing the growth assumptions to forecasted growth rates in the Company’s and its peer companies’ analyst reports. We compared the Company’s historical cash flow forecasts to actual results to assess the Company’s ability to accurately forecast.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Minneapolis, Minnesota
January 24, 2020

CONSOLIDATED STATEMENTS OF INCOME
H.B. Fuller Company and Subsidiaries
(In thousands, except per share amounts)

	Fiscal Years
	November 30,	December 1,	December 2,
	2019	2018	2017
Net revenue	$2,897,000	$3,041,002	$2,306,043
Cost of sales	(2,090,078)	(2,212,844)	(1,707,051)
Gross profit	806,922	828,158	598,992
Selling, general and administrative expenses	(580,928)	(590,267)	(479,465)
Other income (expense), net	37,943	18,055	(19,154)
Interest expense	(103,287)	(110,994)	(43,701)
Interest income	12,178	11,774	3,927
Income before income taxes and income from equity method investments	172,828	156,726	60,599
Income tax benefit (expense)	(49,408)	6,356	(9,810)
Income from equity method investments	7,424	8,150	8,677
Net income including non-controlling interests	130,844	171,232	59,466
Net income attributable to non-controlling interests	(27)	(24)	(48)
Net income attributable to H.B. Fuller	$130,817	$171,208	$59,418

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$2.57	$3.38	$1.18
Diluted	$2.52	$3.29	$1.15

Weighted-average common shares outstanding:
Basic	50,920	50,591	50,370
Diluted	51,983	51,975	51,619

Dividends declared per common share	$0.635	$0.615	$0.590

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
H.B. Fuller Company and Subsidiaries
(In thousands)

	Fiscal Years
	November 30,	December 1,	December 2,
	2019	2018	2017
Net income including non-controlling interests	$130,844	$171,232	$59,466
Other comprehensive income (loss)
Foreign currency translation	(20,395)	(71,238)	29,288
Defined benefit pension plans adjustment, net of tax	(21,828)	(2,970)	34,930
Interest rate swaps, net of tax	(35,031)	19,771	1,894
Cash-flow hedges, net of tax	13,820	(6,735)	(4,047)
Other comprehensive income (loss)	(63,434)	(61,172)	62,065
Comprehensive income	67,410	110,060	121,531
Less: Comprehensive income attributable to non-controlling interests	41	8	39
Comprehensive income attributable to H.B. Fuller	$67,369	$110,052	$121,492

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
H.B. Fuller Company and Subsidiaries
(In thousands, except share and per share amounts)

	November 30,	December 1,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$112,191	$150,793
Trade receivables, net	493,181	495,008
Inventories	337,267	348,461
Other current assets	90,723	95,657
Total current assets	1,033,362	1,089,919

Property, plant and equipment, net	629,813	636,549
Goodwill	1,281,808	1,305,171
Other intangibles, net	799,399	908,151
Other assets	241,352	236,524
Total assets	$3,985,734	$4,176,314

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$15,732	$14,770
Current maturities of long-term debt	65,000	91,225
Trade payables	298,869	273,378
Accrued compensation	78,582	78,384
Income taxes payable	23,229	12,578
Other accrued expenses	60,745	75,788
Total current liabilities	542,157	546,123

Long-term debt, net of current maturities	1,898,384	2,141,532
Accrued pension liabilities	80,214	70,680
Other liabilities	242,190	264,768
Total liabilities	2,762,945	3,023,103

Commitments and contingencies (Note 15)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 51,241,190 and 50,732,796, for 2019 and 2018, respectively	51,241	50,733
Additional paid-in capital	130,295	95,940
Retained earnings	1,384,411	1,286,289
Accumulated other comprehensive loss	(343,600)	(280,152)
Total H.B. Fuller stockholders' equity	1,222,347	1,152,810
Non-controlling interest	442	401
Total equity	1,222,789	1,153,211
Total liabilities, non-controlling interest and total equity	$3,985,734	$4,176,314

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY
H.B. Fuller Company and Subsidiaries
(In thousands)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Balance at December 3, 2016	$50,141	$59,564	$1,097,521	$(262,729)	$393	$944,890
Comprehensive income[1]	-	-	59,418	62,074	39	121,531
Dividends	-	-	(29,911)	-	-	(29,911)
Stock option exercises	514	17,191	-	-	-	17,705
Share-based compensation plans other, net	165	17,203	-	-	-	17,368
Tax benefit on share-based compensation plans	-	2,010	-	-	-	2,010
Repurchases of common stock	(431)	(21,400)	-	-	-	(21,831)
Purchase of redeemable non-controlling interest	-	94	-	-	-	94
Redeemable non-controlling interest	-	-	-	-	(39)	(39)
Balance at December 2, 2017	$50,389	$74,662	$1,127,028	$(200,655)	$393	$1,051,817
Comprehensive income (loss)	-	-	171,208	(61,156)	8	110,060
Dividends	-	-	(31,331)	-	-	(31,331)
Stock option exercises	199	6,038	-	-	-	6,237
Share-based compensation plans other, net	237	19,836	-	-	-	20,073
Repurchases of common stock	(92)	(4,596)	-	-	-	(4,688)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principle	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	50,733	95,940	1,286,289	(280,152)	401	1,153,211
Comprehensive income (loss)	-	-	130,817	(63,448)	41	67,410
Dividends	-	-	(32,695)	-	-	(32,695)
Stock option exercises	373	10,506	-	-	-	10,879
Share-based compensation plans other, net	200	26,810	-	-	-	27,010
Repurchases of common stock	(65)	(2,961)	-	-	-	(3,026)
Balance at November 30, 2019	$51,241	$130,295	$1,384,411	$(343,600)	$442	$1,222,789

[1] The Consolidated Statements of Total Equity have been adjusted to reflect retrospectively cumulative effect adjustments to retained earnings related to accelerated revenue recognition for certain arrangements upon the adoption of Topic 606 and the recognition of income tax effects of intercompany sales of assets upon the adoption of ASU 2016-16 in fiscal 2019.

CONSOLIDATED STATEMENTS of CASH FLOWS
H.B. Fuller Company and Subsidiaries
(In thousands)

	Fiscal Years
	November 30,	December 1,	December 2,
	2019	2018	2017
Cash flows from operating activities:
Net income including non-controlling interests	$130,844	$171,232	$59,466
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	67,115	68,636	51,072
Amortization	74,091	76,490	36,243
Deferred income taxes	(29,028)	(47,446)	(21,660)
Income from equity method investments, net of dividends received	(39)	(3,172)	(2,640)
Gain on sale of assets	(24,104)	(3,050)	(19)
Share-based compensation	24,003	17,113	17,503
Pension and other postretirement benefit plan contributions	(8,063)	(6,558)	(4,704)
Pension and other postretirement benefit plan income	(11,300)	(14,332)	(6,069)
Excess tax benefit from share-based compensation	-	-	(2,010)
Non-cash (gain) loss on mark to market adjustment related to contingent consideration liability	-	1,126	(4,233)
Non-cash charge for the sale of inventories revalued at the date of acquisition	-	-	11,289
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(25,632)	(39,429)	(26,826)
Inventories	19,584	(17,068)	(8,660)
Other assets	(18,316)	(35,184)	(12,986)
Trade payables	11,553	25,401	44,365
Accrued compensation	1,342	(306)	12,249
Other accrued expenses	(1,882)	(4,282)	9,809
Income taxes payable	21,043	4,048	(14,973)
Other liabilities	448	(21,429)	14,685
Other	37,518	81,522	14,424
Net cash provided by operating activities	269,177	253,312	166,325

Cash flows from investing activities:
Purchased property, plant and equipment	(61,982)	(68,263)	(54,934)
Purchased businesses, net of cash acquired	(8,292)	3,499	(1,745,415)
Purchased business remaining equity	(9,870)	-	(1,250)
Proceeds from sale of property, plant and equipment	11,133	2,923	672
Proceeds from sale of business	70,293	-	-
Cash received from government grant	8,881	-	-
Cash outflow related to government grant	(2,758)	-	-
Net cash provided by (used in) investing activities	7,405	(61,841)	(1,800,927)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	2,856,278
Repayment of long-term debt	(288,600)	(185,750)	(1,079,250)
Payment of debt issuance, prepayment and extinguishment costs	-	-	(49,742)
Net proceeds from (payments on) notes payable	1,662	(13,276)	(7,776)
Dividends paid	(32,357)	(31,124)	(29,612)
Contingent consideration payment	(3,610)	-	-
Proceeds from stock options exercised	10,885	6,237	17,705
Excess tax benefit from share-based compensation	-	-	2,010
Purchase of redeemable non-controlling interest	-	-	(3,127)
Repurchases of common stock	(3,026)	(4,688)	(21,831)
Net cash (used in) provided by financing activities	(315,046)	(228,601)	1,684,655

Effect of exchange rate changes on cash and cash equivalents	(138)	(6,475)	2,100
Net change in cash and cash equivalents	(38,602)	(43,605)	52,153
Cash and cash equivalents at beginning of year	150,793	194,398	142,245
Cash and cash equivalents at end of year	$112,191	$150,793	$194,398

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$338	$207	$299
Cash paid for interest, net of amount capitalized of $416, $285, and $306 for the years ended November 30, 2019, December 1, 2018 and December 2, 2017, respectively	$107,088	$109,428	$43,790
Cash paid for income taxes, net of refunds	$37,232	$36,841	$37,986

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.B. Fuller Company and our subsidiaries formulate, manufacture and market specialty adhesives, sealants, coatings, polymers, tapes, encapsulants, additives and other specialty chemical products globally, with sales operations in 32 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa.

Our business is reported in five operating segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Adhesives and Engineering Adhesives. In 2019, as a percentage of total net revenue by operating segment, Americas Adhesives accounted for 35 percent, EIMEA 22 percent, Asia Pacific 9 percent, Construction Adhesives 14 percent and Engineering Adhesives 20 percent.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of H.B. Fuller Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in affiliated companies in which we exercise significant influence, but which we do not control, are accounted for in the Consolidated Financial Statements under the equity method of accounting. As such, consolidated net income includes our equity portion in current earnings of such companies, after elimination of intercompany profits. Investments in which we do not exercise significant influence (generally less than a 20 percent ownership interest) are accounted for using the measurement alternative.

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2019 and 2018, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of November 30, 2019 and December 1, 2018 for Sekisui-Fuller Company, Ltd. is not required.

In fiscal year 2017, this equity method investment was significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, income statement information as of December 2, 2017 for Sekisui-Fuller Company, Ltd. is as follows:

For the year ended December 2, 2017
Net revenue	$171,302
Gross profit	50,607
Net income	17,735

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were November 30, 2019, December 1, 2018 and December 2, 2017 for 2019, 2018 and 2017, respectively.

Use of Estimates

Preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

For shipments made to customers, title generally passes to the customer when all requirements of the sales arrangement have been completed, which is generally at the time of shipment. Revenue from product sales is recorded when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable. Shipping terms include title transfer at either shipping point or destination. Stated terms in sale agreements also include payment terms and freight terms. Net revenues include shipping revenues as appropriate.

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606. Customer incentives recorded in the Consolidated Statements of Income as a reduction of net revenue were $22,795, $21,265 and $18,158 in 2019, 2018 and 2017, respectively.

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

Income Taxes

The income tax provision is computed based on income before income from equity method investments included in the Consolidated Statement of Income. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Enacted statutory tax rates applicable to future years are applied to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances reduce deferred tax assets when it is not more-likely-than-not that a tax benefit will be realized. See Note 12 for further information.

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

Restrictions on Cash

There were no restrictions on cash as of November 30, 2019. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

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

Inventories

Prior to the fourth quarter of 2018, certain inventories in the United States within the Company’s Americas Adhesives and Construction Adhesives segments were recorded at cost (not in excess of net realizable value) as determined by the last-in, first-out method (“LIFO”), which represented approximately 25.7 percent of consolidated inventories. During the fourth quarter of 2018, we changed our method of costing for these inventories from LIFO to the weighted-average cost method. This change in accounting principle is preferable because the weighted-average cost method better measures the current value of our inventories and conforms the inventory costing methodology for inventory in the United States within the Company’s Americas Adhesives and Construction Adhesives segments to the weighted-average cost method used for the majority of our inventories. We retrospectively adjusted the Consolidated Financial Statements as of and for the year ended December 2, 2017 to reflect this change.

Investments

Investments with a value of $5,062 and $5,048 represent the cash surrender value of life insurance contracts as of November 30, 2019 and December 1, 2018, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of other income (expense), net.

Equity Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the measurement alternative at cost less impairment plus or minus observable price changes in orderly transactions. We have a policy in place to review our investments at least annually, to evaluate the accounting method and identify observable price changes that could indicate impairment. If we believe that an impairment exists, it is our policy to calculate the fair value of the investment and recognize as impairment any amount by which the carrying value exceeds the fair value of the investment. We did not have any impairment of our equity investments for the years ended November 30, 2019, December 1, 2018 and December 2, 2017.  The book value of the equity investments was $1,667 as of November 30, 2019 and $1,669 as of December 1, 2018.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income (expense), net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $416, $285 and $306 were capitalized in 2019, 2018 and 2017, respectively.

Goodwill

We evaluate our goodwill for impairment annually during the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units by using discounted cash flow ("DCF") analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, an impairment charge is recorded for any excess of the carrying value over the estimated fair value. Based on the analysis performed for our fiscal 2019 annual impairment test, there were no indications of impairment for any of our reporting units. See Note 5 for further information.

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

Impairment of Long-Lived Assets

Our long-lived assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be measured and recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The impairment loss to be recorded would be the excess of the asset's carrying value over its fair value. Fair value is generally determined using a DCF analysis or other valuation technique. Costs related to internally developed intangible assets are expensed as incurred.

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

We consider a subsidiary’s sales price drivers, currency denomination of sales transactions and inventory purchases to be the primary indicators in determining a foreign subsidiary’s functional currency. Our subsidiaries in certain European countries have a functional currency different than their local currency. All other foreign subsidiaries, which are located in North America, Latin America, Europe and the Asia Pacific region, have the same local and functional currency.

Pension and Other Postretirement Benefits

We sponsor defined benefit pension plans in both the U.S. and non-U.S. entities. Also in the U.S., we sponsor other postretirement plans for health care and life insurance benefits. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases, health care cost trend rates and mortality rates. The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Note 11 includes disclosure of assumptions employed in these measurements for both the non-U.S. and U.S. plans.

Asset Retirement Obligations

We recognize asset retirement obligations (AROs) in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $2,952 and $3,646 at November 30, 2019 and December 1, 2018, respectively.

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

Contingent Consideration Liability

Concurrent with business acquisitions, we enter into agreements that require us to pay the sellers a certain amount based upon a formula related to the entity’s financial results. The change in fair value of the contingent consideration liability is recorded in SG&A expenses in the Consolidated Statements of Income.

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

(in thousands, except per share data)	2019	2018	2017
Net income attributable to H.B. Fuller	$130,817	$171,208	$59,418

Weighted-average common shares – basic	50,920	50,591	50,370
Equivalent shares from share-based compensation plans	1,063	1,384	1,249
Weighted-average common and common equivalent shares – diluted	51,983	51,975	51,619

Basic earnings per share	$2.57	$3.38	$1.18
Diluted earnings per share	$2.52	$3.29	$1.15

Share-based compensation awards for 2,951,697, 1,905,411 and 163,140 shares for 2019, 2018 and 2017, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income, based on the type of derivative, and whether the instrument is designated and effective as a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income (loss) are reclassified to earnings in the period the hedged item affects earnings. Any ineffectiveness is recognized in earnings in the current period. We maintain master netting arrangements that allow us to net settle contracts with the same counterparties; we do not elect to offset amounts in our Consolidated Balance Sheet.  These arrangements generally do not call for collateral. We do not enter into any speculative positions with regard to derivative instruments. See Note 13 for further information regarding our financial instruments.

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 73,043, 71,181 and 56,230 shares of common stock in 2019, 2018 and 2017, respectively, in connection with the statutory minimum for the tax withholdings related to vesting of restricted shares.

Change in Accounting Principle – Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted this ASU during the quarter ended March 2, 2019 using the modified retrospective method of adoption. As a result of the adoption of this ASU, we recorded an increase to opening retained earnings of $1,776 as of December 1, 2018 related to accelerated recognition for arrangements where we provide shipping and handling services after control of the goods has transferred to the customer. Prior periods were not restated. We have included the disclosures required by this ASU in Note 10.

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

Change in Accounting Principle – Net Periodic Defined Benefit Pension and Postretirement Benefit Costs

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The classification requirements of this ASU are applied on a retrospective basis. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. We adopted this ASU during the quarter ended March 2, 2019. As a result of adoption, the components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are now presented as non-operating expenses for all periods presented. Service cost remains in operating expenses. As a result of the retrospective adjustment for the change in accounting principle, certain amounts in our Consolidated Statements of Income for the years ended December 1, 2018 and December 2, 2017 were adjusted as follows:

	December 1, 2018
	As Reported	Impact of Adoption of ASU 2017-07	As Adjusted
Cost of sales	$(2,204,108)	$(8,736)	$(2,212,844)
Gross profit	836,894	(8,736)	828,158
Selling, general and administrative expenses	(582,132)	(8,135)	(590,267)
Other income (expense), net	1,184	16,871	18,055

Net income including non-controlling interests	171,232	-	171,232

Net income attributable to H.B. Fuller	171,208	-	171,208

Basic	$3.38	$-	$3.38

Diluted	3.29	-	3.29

	December 2, 2017
	As Reported	Impact of Adoption of ASU 2017-07	As Adjusted
Cost of sales	$(1,700,973)	$(6,078)	$(1,707,051)
Gross profit	605,070	(6,078)	598,992
Selling, general and administrative expenses	(477,030)	(2,435)	(479,465)
Other income (expense), net	(27,667)	8,513	(19,154)

Net income including non-controlling interests	59,466	-	59,466

Net income attributable to H.B. Fuller	59,418	-	59,418

Basic	$1.18	$-	$1.18

Diluted	1.15	-	1.15

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. Our effective date for adoption of this ASU is our fiscal year beginning November 28, 2021 with early adoption permitted. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and determined it will not have a material impact.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).  This ASU requires changes in the presentation of certain items including, but not limited to, debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. We adopted this ASU during the quarter ended March 2, 2019. Adoption of this ASU resulted in a retrospective reclassification of debt prepayment and extinguishment costs of $25,535 ($16,598, net of tax) within the Consolidated Statement of Cash Flows for the year ended December 2, 2017 from operating to financing cash outflows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments in April 2019 and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments in November 2019. ASU No. 2018-19 clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. ASU No. 2019-04 and ASU No. 2019-11 clarify various scoping and other issues arising from ASU No. 2016-13. The amendments in this ASU affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. Our effective date for adoption of this ASU is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that this ASU will have on our Consolidated Financial Statements.

Leases

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. The amendments in this ASU are effective in the same timeframe as ASU No. 2016-02 as discussed above. We are incorporating this ASU into our assessment and adoption of ASU No. 2016-02.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU includes certain clarifications to address potential narrow-scope implementation issues which we are incorporating into our assessment and adoption of ASU No. 2016-02. The amendments in this ASU are effective in the same timeframe as ASU No. 2016-02 as discussed above.

We have substantially completed the accumulation of our lease data, detailed reviews of our lease contracts and implementation of our new lease accounting software. We have also substantially completed our analysis of the impact on the new standard on our business processes, systems and controls to support recognition and disclosure requirements under this ASU. We will adopt the package of transition practical expedients, which includes carryforward of historical lease classification for existing leases. As a result of the adoption of this ASU, we expect to record approximately $27,000 of right-of-use assets and liabilities in the first quarter of 2020. Adoption of this standard is not expected to have a significant impact on the Consolidated Statements of Income. Note 14 provides information regarding rent expense for operating leases and minimum lease payments for capital and operating leases under existing lease guidance.

Note 2: Acquisitions and Divestiture

Ramapo Sales and Marketing, Inc.

On May 17, 2019, we acquired certain assets from a window and insulating glass sealants sales and distribution company, Ramapo Sales and Marketing, Inc. (“Ramapo”), headquartered in Charleston, South Carolina. This acquisition supports the integration of the insulating glass business that we acquired as part of the Royal Adhesives acquisition. The purchase price of $8,292 was funded through existing cash. In addition, we are required to pay up to $3,400 in contingent consideration based upon financial results for the twelve months ended December 31, 2019. Existing receivables of $2,166 from Ramapo were effectively settled as a result of the acquisition. The acquisition fair value measurement was preliminary as of November 30, 2019, which includes goodwill of $910, customer relationship intangible of $8,800, and additional acquired assets of $4,148. Goodwill is deductible for tax purposes. Ramapo and the related goodwill are reported in our Americas Adhesives operating segment.

Dalton Holdings, LLC

On July 1, 2019, the Company completed the sale of Dalton Holdings, LLC (“Dalton Holdings”), which primarily manufactures surfactants and thickeners, within the Americas Adhesives segment. The sale resulted in a pre-tax gain on sale of $18,764, which is recorded in other income (expense), net in the Consolidated Statements of Income for the year ended November 30, 2019.

Adecol

On November 1, 2017, we acquired Adecol Industria Quimica, Limitada (“Adecol”), headquartered in Guarulhos, Brazil. Adecol works with customers to develop innovative, high-quality hot melt, reactive and polymer-based adhesive solutions in the packaging, converting and assembly markets. The initial purchase price was 145.9 million Brazilian real, or approximately $44,682, and was funded through borrowings on our revolving credit facility and existing cash. During 2018, we received 3.6 million Brazilian real, or approximately $1,110, of cash, and made other purchase accounting adjustments of $3,227 resulting in a final purchase price of $40,345. Adecol is reported in our Americas Adhesives operating segment. We incurred acquisition related costs of approximately $951, which were recorded as SG&A expenses in the Consolidated Statement of Income for the year ended December 2, 2017.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Final Valuation December 1, 2018
Current assets	$16,137
Property, plant and equipment	8,047
Goodwill	21,401
Other intangibles
Customer relationships	16,633
Trademarks/trade names	1,298
Other assets	4,811
Current liabilities	(14,274)
Other liabilities	(13,708)
Total purchase price	$40,345

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

Royal Adhesives

On October 20, 2017, we acquired Royal Adhesives and Sealants (“Royal Adhesives”), a manufacturer of high-value specialty adhesives and sealants. Royal Adhesives is a supplier of industrial adhesives in a diverse set of end markets, including aerospace, transportation, commercial roofing, insulating glass, solar, packaging and flooring applications and operates 19 manufacturing facilities in five countries. The initial purchase price of $1,622,728 was funded through new debt financing. See Note 6 for further information on our debt financing. During 2018, we received $2,389 of cash adjusting the purchase price to a final purchase price of $1,620,339. Royal Adhesives is reported in multiple operating segments. We incurred acquisition related costs of approximately $11,625, which were recorded as SG&A expenses in the Consolidated Statement of Income for the year ended December 2,2017.

The following table summarizes the final fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Final Valuation December 1, 2018
Accounts receivable	$65,896
Inventory	93,485
Other current assets	59,297
Property, plant and equipment	118,783
Goodwill	867,743
Other intangibles
Developed technology	59,700
Customer relationships	664,700
Trademarks/trade names	31,000
Other assets	1,400
Accounts payable	(38,759)
Other current liabilities	(33,483)
Other liabilities	(269,423)
Total purchase price	$1,620,339

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

The following unaudited pro forma information gives effect to the Royal Adhesives acquisition as if the acquisition was in effect for the year ended December 2, 2017. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition, supportable and expected to have a continuing impact on the combined results. Pro forma earnings for the year ended December 2, 2017 was adjusted to exclude $62,985 (pre-tax) of acquisition-related costs and $10,812 (pre-tax) of nonrecurring expense related to the fair value adjustment of acquisition-date inventory. The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented. The unaudited pro forma information for the year ended December 2, 2017, assuming that the acquisition was in effect for the year ended December 2, 2017, is presented below:

December 2, 2017
Net revenue	$2,886,762
Net income attributable to H.B. Fuller	123,618

Pro forma earnings per share:	2.45
Basic	2.39
Diluted

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

Final Valuation
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

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company and other actions to optimize operations during the year ended November 30, 2019 and December 1, 2018. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	November 30, 2019	December 1, 2018
Cost of sales	$2,082	$5,699
Selling, general and administrative	12,453	3,182
	$14,535	$8,881

The following table summarizes the pre-tax impact of restructuring charges by segment:

	November 30, 2019	December 1, 2018
Americas Adhesives	$3,340	$1,601
EIMEA	6,959	2,842
Asia Pacific	915	10
Construction Adhesives	2,103	3,706
Engineering Adhesives	1,218	722
	$14,535	$8,881

A summary of the restructuring liability is presented below:

	Employee-
	Related	Asset-Related	Other	Total
Balance at end December 2, 2017	$1,486	$-	$20	$1,506
Expense incurred	6,223	2,353	305	8,881
Non-cash charges	-	(1,666)	-	(1,666)
Cash payments	(3,395)	(687)	(325)	(4,407)
Foreign currency translation	(58)	-	-	(58)
Balance at end December 1, 2018	$4,256	$-	$-	$4,256
Expense incurred	9,140	1,929	3,466	14,535
Non-cash charges	-	(968)	-	(968)
Cash payments	(3,494)	(961)	(2,542)	(6,997)
Foreign currency translation	(72)	-	-	(72)
Balance at end November 30, 2019	$9,830	$-	$924	$10,754

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2019, 2018 and 2017 follow.

	2019	2018	2017
Foreign currency transaction losses, net	$(1,156)	$(4,450)	$(2,411)
Gain on disposal of assets	24,304	2,177	22
Other, net [1]	14,795	20,328	(16,765)
Total other income (expense), net	$37,943	$18,055	$(19,154)

Research and development expenses (included in SG&A expenses)	$36,624	$35,534	$30,072

¹ 2017 includes a make whole premium of $25,535 paid on the refinancing of our long-term debt. See Note 6 for further information.

Balance Sheet Information

Additional details of balance sheet amounts as of November 30, 2019 and December 1, 2018 follow.

Inventories	2019	2018
Raw materials	$150,338	$169,228
Finished goods	186,929	179,233
Total inventories	$337,267	$348,461

Other current assets
Other receivables	$26,258	$26,542
Prepaid income taxes	23,112	31,899
Prepaid taxes other than income taxes	16,836	16,718
Prepaid expenses	20,862	19,161
Assets held for sale	3,655	1,337
Total other current assets	$90,723	$95,657

Property, plant and equipment
Land	$79,631	$79,745
Buildings and improvements	362,114	369,072
Machinery and equipment	808,154	815,084
Construction in progress	54,332	39,689
Total, at cost	1,304,231	1,303,590
Accumulated depreciation	(674,418)	(667,041)
Net property, plant and equipment	$629,813	$636,549

Other assets
Investments and company owned life insurance	$8,870	$8,596
Equity method investments	53,696	51,454
Equity investments	1,667	1,669
Long-term deferred income taxes	29,037	27,112
Prepaid pension costs	28,759	37,881
Prepaid postretirement other than pension	58,307	48,872
Other long-term receivables	46,887	46,755
Other long-term assets	14,129	14,185
Total other assets	$241,352	$236,524

Other accrued expenses
Taxes other than income taxes	$15,031	$16,592
Miscellaneous services	5,541	7,694
Customer rebates	11,293	10,082
Interest	4,572	5,996
Insurance	178	401
Product liability	978	1,249
Contingent consideration liability	3,400	3,610
Accrued expenses	19,752	30,164
Total other accrued expenses	$60,745	$75,788

Other liabilities
Asset retirement obligations	$2,952	$3,646
Long-term deferred income taxes	177,530	214,295
Long-term income tax liability	10,088	9,609
Long-term deferred compensation	6,929	5,974
Postretirement other than pension	2,879	2,603
Environmental liabilities	4,657	5,183
Other long-term liabilities	37,155	23,458
Total other liabilities	$242,190	$264,768

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance at beginning of year	$14,017	$11,670	$12,310
Charged to expenses and other adjustments	2,678	6,445	744
Write-offs	(5,947)	(2,187)	(1,546)
Foreign currency translation effect	(66)	(1,911)	162
Balance at end of year	$10,682	$14,017	$11,670

Statement of Comprehensive Income Information

The following tables provides details of total comprehensive income (loss):

	November 30, 2019
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$130,817	$27
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(20,409)	-	(20,409)	14
Reclassification to earnings:
Defined benefit pension plans adjustment²	(28,635)	6,807	(21,828)	-
Interest rate swap³	(46,254)	11,223	(35,031)	-
Other cash flow hedges³	14,429	(609)	13,820	-
Other comprehensive income (loss)	$(80,869)	$17,421	(63,448)	14
Comprehensive income			$67,369	$41

	December 1, 2018
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$171,208	$24
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(71,222)	-	(71,222)	(16)
Reclassification to earnings:
Defined benefit pension plans adjustment²	(3,671)	701	(2,970)	-
Interest rate swap³	25,819	(6,048)	19,771	-
Other cash flow hedges³	(4,047)	(2,688)	(6,735)	-
Other comprehensive loss	$(53,121)	$(8,035)	(61,156)	(16)
Comprehensive income			$110,052	$8

	December 2, 2017
	H.B. Fuller Stockholders			Non-controlling Interests
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$59,418	$48
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$29,297	-	29,297	(9)
Reclassification to earnings:
Defined benefit pension plans adjustment²	51,282	(16,352)	34,930	-
Interest rate swap³	3,060	(1,166)	1,894	-
Other cash flow hedges³	(6,538)	2,491	(4,047)	-
Other comprehensive income (loss)	$77,101	$(15,027)	62,074	(9)
Comprehensive income			$121,492	$39

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

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) are as follows:

	November 30, 2019
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(147,821)	$(147,716)	$(105)
Interest rate swap, net of taxes of ($4,300)	(13,338)	(13,338)	-
Cash flow hedges, net of taxes of $21	1,763	1,763	-
Defined benefit pension plans adjustment, net of taxes of $81,891	(165,968)	(165,968)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(343,705)	$(343,600)	$(105)

	December 1, 2018
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(127,398)	$(127,307)	$(91)
Interest rate swap, net of taxes of ($7,231)	21,693	21,693	-
Cash flow hedges, net of taxes of $588	(12,057)	(12,057)	-
Defined benefit pension plans adjustment, net of taxes of $75,083	(144,140)	(144,140)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(280,243)	(280,152)	(91)

	December 2, 2017
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(56,159)	$(56,084)	$(75)
Interest rate swap, net of taxes of ($1,183)	1,922	1,922	-
Cash flow hedges, net of taxes of $3,276	(5,322)	(5,322)	-
Defined benefit pension plans adjustment, net of taxes of $74,382	(141,171)	(141,171)	-
Total accumulated other comprehensive loss	$(200,730)	$(200,655)	$(75)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment as of November 30, 2019 and December 1, 2018 consisted of the following:

	2019	2018
Americas Adhesives	$322,875	$339,800
EIMEA	151,626	155,552
Asia Pacific	21,357	21,428
Construction Adhesives	310,979	310,720
Engineering Adhesives	474,971	477,671
Total	$1,281,808	$1,305,171

Additional details related to goodwill for 2019 and 2018 are as follows.

	2019	2018
Balance at beginning of year	$1,305,171	$1,336,684
Ramapo acquisition	910	-
Dalton Holdings divestiture	(15,757)	-
Adecol acquisition	-	(1,881)
Royal Adhesives acquisition	-	1,730
Foreign currency translation effect	(8,516)	(31,362)
Balance at end of year	$1,281,808	$1,305,171

We evaluate our goodwill for impairment annually during the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units by using DCF analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Based on the analysis performed during the fourth quarter of 2019, there were no indications of impairment for any of our reporting units.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Tradename	All Other	Total
As of November 30, 2019
Original cost	$109,967	$913,968	$62,537	$27,453	$1,113,925
Accumulated amortization	(43,351)	(223,563)	(24,819)	(23,273)	(315,006)
Net identifiable intangibles	$66,616	$690,405	$37,718	$4,180	$798,919
Weighted-average useful lives (in years)	13	17	14	10	17

As of December 1, 2018
Original cost	$118,930	$953,929	$65,975	$33,550	$1,172,384
Accumulated amortization	(41,503)	(175,318)	(21,573)	(26,332)	(264,726)
Net identifiable intangibles	$77,427	$778,611	$44,402	$7,218	$907,658
Weighted-average useful lives (in years)	12	17	14	9	17

Amortization expense with respect to amortizable intangible assets was $74,091, $76,490 and $36,243 in 2019, 2018 and 2017, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2020	2021	2022	2023	2024	Thereafter
Amortization Expense	$69,467	$67,800	$66,298	$63,448	$58,655	$473,251

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of November 30, 2019 and December 1, 2018 were $480 and $493, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2019 compared to 2018 was due to changes in foreign currency exchange rates.

Note 6: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

Notes payable were $15,732 and $14,770 at November 30, 2019 and December 1, 2018, respectively. This amount primarily represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 8.9 percent, 9.6 percent and 11.0 percent in 2019, 2018 and 2017, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 30, 2019.

Long-Term Debt
	Weighted-Average
	Interest Rate at	Fiscal Year	Balance at	Balance at
Long-Term Debt	November 30, 2019	Maturity Date	November 30, 2019	December 1, 2018
Revolving credit facility	3.70%	2022	$-	$-
Term Loan B1	4.06%	2024	1,675,650	1,964,250
Public Notes[2]	3.78%	2027	300,000	300,000
Other, including debt issuance cost and discount			(12,266)	(31,493)
Total debt			$1,963,384	$2,232,757

Less: current maturities			(65,000)	(91,225)
Total long-term debt, excluding current maturities			$1,898,384	$2,141,532

1 Term Loan B, due on October 20, 2024, $2,150,000 variable rate at the London Interbank Offered Rate (LIBOR) plus 2.00 percent (3.72 percent at November 30, 2019); $1,350,000 swapped to various fixed rates as detailed below.

2 Public Notes, due February 15, 2027, $300,000 4.00 percent fixed; $150,000 swapped to a variable rate of 1-month LIBOR plus 1.86 percent

Term Loans

On October 20, 2017, we entered into a secured term loan credit agreement (“Term Loan B Credit Agreement”) with a consortium of financial institutions under which we established a $2,150,000 term loan (“Term Loan B”) that we used to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. The Term Loan B Credit Agreement is secured by a security interest in substantially all of the personal property assets of the Company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries together with certain domestic material real property. At November 30, 2019, a balance of $1,675,650 was drawn on the Term Loan B. The interest rate on the Term Loan B is payable at the LIBOR rate plus 2.00 percent (3.72 percent at November 30, 2019). The interest rate is based on a leverage grid. The Term Loan B Credit Agreement expires on October 20, 2024.

On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our Term Loan B to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our Term Loan B to a fixed rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our Term Loan B to a fixed interest rate of 4.0275%. See Note 13 for further discussion of these interest rate swaps.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage (ECF Percentage) shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The prepayment for the 2019 measurement period was satisfied through amounts prepaid during 2019. We have estimated the 2020 prepayment as shown in the table above, and have classified it as current maturities of long-term debt as of November 30, 2019.

On December 16, 2016 and February 24, 2017, our Senior Notes, Series A and B matured, respectively. On October 20, 2017, we repaid the Term Loan A and Senior Notes, Series C, D and E, with proceeds from the Term Loan B issuance. Interest rate swaps associated with Senior Notes, Series C and E, were terminated with the repayment of these instruments. We recognized a $168 net gain related to the termination of these interest rate swaps which was recorded as other income, net in our Consolidated Statement of Income as of December 2, 2017. We paid a make whole premium of $25,535 which was recorded as other expense, net in our Consolidated Statement of Income as of December 2, 2017. Proceeds from the issuance of the Term Loan B were also used to acquire Royal Adhesives. See Note 2 for further discussion of our acquisition of Royal Adhesives.

Public Notes

On February 14, 2017, we issued $300,000 aggregate principal of 10-year unsecured public notes (“Public Notes”) due February 15, 2027 with a fixed coupon of 4.00 percent. Proceeds from this debt issuance were used to repay $138,000 outstanding under the revolving credit facility at that time and prepay $158,750 of our Term Loan A. On February 14, 2017, we entered into interest rate swap agreements to hedge $150,000 of the $300,000 Public Notes to a variable interest rate of 1-month LIBOR plus 1.86 percent. As a result of applying the hypothetical derivative method of assessing hedge effectiveness in our fair value hedge accounting, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt will be reflected in other income (expense), net. See Note 13 for further discussion of this interest rate swap.

Fair Value of Long-Term Debt

Long-term debt had an estimated fair value of $2,016,516 and $2,123,447 as of November 30, 2019 and December 1, 2018, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Long-term Debt Maturities

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$65,000	$-	$-	$-	$1,610,650	$300,000

Revolving Credit Facility

On September 29, 2017, we amended our revolving credit facility to become effective with consummation of our acquisition of Royal Adhesives. The revolving credit facility is now secured along with the Term Loan B Credit Agreement, by a first-priority security interest in substantially all of the personal property assets of the Company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries. Interest on the revolving credit facility is payable at the LIBOR plus 2.00 percent (3.70 percent at November 30, 2019). A facility fee of 0.30 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rates and the facility fee are based on a leverage grid. The revolving credit facility matures April 12, 2022.

As of November 30, 2019, amounts related to our revolving credit facility was as follows:

	Committed	Drawn	Unused
Revolving credit facility	$400,000	$-	$393,054

The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $400,000, less issued letters of credit. At November 30, 2019, letters of credit reduced the available amount under the revolving credit facility by $6,946.

Covenants

The secured Term Loan B Credit Agreement and secured revolving credit facility are subject to certain covenants and restrictions. Restrictive covenants include, but are not limited to, limitations on secured and unsecured borrowings, intercompany transfers and investments, third party investments, dispositions of assets, leases, liens, dividends and distributions, and contains a maximum secured debt to trailing twelve months EBITDA requirement.  Certain covenants becomes less restrictive after meeting leverage or other financial ratios. In addition, we cannot be a member of any consolidated group as defined for income tax purposes other than with our subsidiaries. At November 30, 2019 and December 1, 2018, all financial covenants were met.

Note 7: Stockholders' Equity

Preferred Stock

The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock

There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 51,241,190 and 50,732,796 shares issued and outstanding at November 30, 2019 and December 1, 2018, respectively.

On April 6, 2017, the Board of Directors authorized a share repurchase program of up to $200,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares. We did not repurchase any shares during 2019 and 2018 under our share repurchase program. During 2017, we repurchased 375,000 shares for $19,114 under our repurchase programs. Up to $187,170 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2019	2018	2017
Beginning balance	50,732,796	50,388,839	50,141,343
Stock options exercised	378,734	198,849	514,064
Deferred compensation paid	5,354	7,152	24,048
Restricted units vested	197,349	209,137	140,614
Shares withheld for taxes	(73,043)	(71,181)	(56,230)
Shares repurchased under repurchase program	-	-	(375,000)
Ending balance	51,241,190	50,732,796	50,388,839

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

The results of operations for the HBF Kimya non-controlling interest were consolidated in our financial statements. Both the non-controlling interest and the accretion adjustment to redemption value were included in net income attributable to non-controlling interests in the Consolidated Statement of Income for the first quarter ended March 4, 2017.

During the first quarter ended March 4, 2017, we purchased the remaining shares from the non-controlling shareholder for €4,206. The difference between the non-controlling interest balance and the purchase price was recorded in additional paid-in capital in the first quarter ended March 4, 2017.

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

2018 Master Incentive Plan

This plan allows for granting of awards to employees. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; (f) other awards based on our common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan. There were 1,474,436 common shares available for grant as of November 30, 2019.

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

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2019, 2018 and 2017 were calculated using the following assumptions:

	2019	2018	2017
Expected life (in years)	4.75	4.75	4.75
Weighted-average expected volatility	24.26%	23.31%	24.17%
Expected volatility range	23.88% - 24.76%	23.18% - 23.58%	23.48% - 24.88%
Risk-free interest rate	1.34% - 2.55%	2.38% - 2.95%	1.80% - 1.99%
Weighted-average expected dividend	1.40%	1.14%	1.07%
Expected dividend yield range	1.25% - 1.45%	1.12% - 1.24%	1.02% - 1.16%
Weighted-average fair value of grants	$9.76	$11.38	$11.49

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

Total share-based compensation expense was $24,003, $17,113 and $17,503 for 2019, 2018 and 2017, respectively. All share-based compensation was recorded as SG&A expense.

As of November 30, 2019, $6,348 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 0.8 years. Unrecognized compensation costs related to unvested restricted stock units was $7,477 which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Option Activity

The stock option activity for the years ended November 30, 2019, December 1, 2018 and December 2, 2017 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 3, 2016	2,986,481	$34.92
Granted	1,493,133	53.97
Exercised	(514,064)	34.51
Forfeited or cancelled	(104,786)	37.20
Outstanding at December 2, 2017	3,860,764	$42.28
Granted	818,537	53.06
Exercised	(198,849)	31.37
Forfeited or cancelled	(14,346)	48.62
Outstanding at December 1, 2018	4,466,106	$44.72
Granted	1,020,246	45.53
Exercised	(378,734)	28.74
Forfeited or cancelled	(47,308)	48.90
Outstanding at November 30, 2019	5,060,310	$46.04

The fair value of options granted during 2019, 2018 and 2017 was $9,956, $9,217 and $17,157, respectively. Total intrinsic value of options exercised during 2019, 2018 and 2017 was $7,590, $4,534 and $8,677, respectively. For options outstanding at November 30, 2019, the weighted-average remaining contractual life was 6.8 years and the aggregate intrinsic value was $28,160. There were 2,669,829 options exercisable at November 30, 2019, with a weighted-average remaining contractual life of 5.4 years and an aggregate intrinsic value of $23,850. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended November 30, 2019, December 1, 2018 and December 2, 2017 were $10,885, $6,237 and $17,705, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2019, 2018 and 2017 was $1,298, $868 and $2,723, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the years ended November 30, 2019, December 1, 2018 and December 2, 2017 is summarized below:

					Weighted-
				Weighted-	Average
				Average	Remaining
				Grant	Contractual
				Date Fair	Life
	Units	Shares	Total	Value	(in Years)
Nonvested at December 3, 2016	352,744	36,953	389,697	$38.36	1.0
Granted	287,684	-	287,684	50.05	1.2
Vested	(156,152)	(36,953)	(193,105)	39.92	-
Forfeited	(22,035)	-	(22,035)	39.67	1.1
Nonvested at December 2, 2017	462,241	-	462,241	$44.80	1.0
Granted	165,909	-	165,909	45.92	2.2
Vested	(209,137)	-	(209,137)	40.38	-
Forfeited	(4,660)	-	(4,660)	47.27	1.1
Nonvested at December 1, 2018	414,353	-	414,353	$47.45	1.0
Granted	302,132	-	302,132	44.29	2.2
Vested	(197,349)	-	(197,349)	45.45	-
Forfeited	(31,139)	-	(31,139)	43.37	0.4
Nonvested at November 30, 2019	487,997	-	487,997	$46.56	0.8

Total fair value of restricted stock vested during 2019, 2018, and 2017 was $8,970, $8,892 and $7,708, respectively. The total fair value of nonvested restricted stock at November 30, 2019 was $22,722.

We repurchased 73,043, 71,181 and 56,230 restricted stock shares during 2019, 2018 and 2017, respectively, in conjunction with restricted stock share vestings. The repurchases relate to statutory minimum tax withholding. The Company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2019, 2018 and 2017 was $1,574, $2,649 and $3,059 respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended November 30, 2019, December 1, 2018 and December 2, 2017 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 3, 2016	424,319	41,116	465,435
Participant contributions	16,051	5,567	21,618
Company match contributions[1]	17,343	557	17,900
Payouts	(14,143)	(15,634)	(29,777)
Units outstanding December 2, 2017	443,570	31,606	475,176
Participant contributions	16,164	7,589	23,753
Company match contributions[1]	20,053	759	20,812
Payouts	-	(10,219)	(10,219)
Units outstanding December 1, 2018	479,787	29,735	509,522
Participant contributions	22,153	11,166	33,319
Company match contributions[1]	23,720	1,117	24,837
Payouts	-	(5,354)	(5,354)
Units outstanding November 30, 2019	525,660	36,664	562,324

1 The non-employee directors’ company match includes 21,504 and 18,436 and 15,738 deferred compensation units paid as discretionary awards to all non-employee directors in 2019, 2018 and 2017, respectively.

The fair value of non-employee directors’ company matches for 2019, 2018 and 2017 was $167, $152 and $133, respectively. The fair value of the non-employee directors’ discretionary award was $1,035 for 2019 and 2018 and $805 for 2017. The fair value of employee company matches was $41, $27 and $26 for 2019, 2018 and 2017, respectively.

Note 10: Revenue

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

We record shipping and handling revenue in net revenues and outbound shipping and handling costs in cost of goods sold. The majority of our shipping and handling activities are performed prior to transfer of control of the goods to the customer. For those arrangements where we provide shipping and handling services after control of the goods has transferred to the customer, we have elected the practical expedient allowed under ASC 606 to account for these activities as a fulfillment cost rather than as a separate performance obligation. Election of this practical expedient resulted in an increase in the balance of retained earnings of $1,776 at the beginning of fiscal 2019. Based on an analysis of the financial statement line items affected in the application of ASU No. 2014-09 as compared with previous reporting, the Company has determined that the quantitative changes to each financial statement line item are not material. As a result, for the year ended November 30, 2019, the Company is not disclosing the quantitative amount by which each financial statement line item is affected in the current reporting by the application of this ASU as compared with the guidance that was in effect before the change.

Practical Expedients Elected

We have elected the following practical expedients allowable under ASC 606:

-	Election to present revenue net of sales taxes and other similar taxes
-	Election to account for shipping and handling services performed after control has transferred to the customer as fulfillment activities

Disaggregated Revenue Information

We view the following disaggregation of revenue by product type as useful to understanding the composition of revenue recognized during year ended November 30, 2019, December 1, 2018 and December 2, 2017:

	November 30, 2019

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$277,759	$249,482	$66,366	$-	$-	$593,607
Hygiene	128,527	175,857	113,144	-	-	417,528
Packaging	284,100	125,820	55,941	-	-	465,861
Paper and other	332,389	89,754	36,134	-	-	458,277
Construction	-	-	-	394,912	-	394,912
Engineering	-	-	-	-	566,815	566,815
	$1,022,775	$640,913	$271,585	$394,912	$566,815	$2,897,000

	December 1, 2018

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$287,520	$275,294	$67,083	$-	$-	$629,897
Hygiene	129,628	191,008	115,687	-	-	436,323
Packaging	286,979	133,077	55,232	-	-	475,288
Paper and other	347,238	98,069	40,160	-	-	485,467
Construction	-	-	-	452,046	-	452,046
Engineering	-	-	-	-	561,981	561,981
	$1,051,365	$697,448	$278,162	$452,046	$561,981	$3,041,002

	December 2, 2017

	Americas		Asia	Construction	Engineering
	Adhesives	EIMEA	Pacific	Adhesives	Adhesives	Total

Durable assembly	$250,699	$171,731	$61,253	$-	$-	$483,683
Hygiene	131,150	179,249	108,777	-	-	419,176
Packaging	280,775	120,275	54,408	-	-	455,458
Paper and other	240,153	93,184	40,258	-	-	373,595
Construction	-	-	-	260,466	-	260,466
Engineering	-	-	-	-	313,665	313,665
	$902,777	$564,439	$264,696	$260,466	$313,665	$2,306,043

Note 11: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual retirement contribution to the 401(k) plan of 3 percent of pay, that is invested based on the election of the individual participant. The 3 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2019 was $10,784 which included the cost of the 4 percent company match of $6,418 and the additional 3 percent contribution of $4,366. The total contributions to the 401(k) plan were $11,034 and $10,899 in 2018 and 2017, respectively.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $8,494 and $20,183 in 2019 and 2018, respectively for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plans

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we made significant changes to our U.S. Pension Plan. The changes included: benefits under the Plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants. The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. During 2015, we amended the U.S. Pension Plan to add a program for eligible employees to take a lump sum distribution. No lump sum payments were paid during 2019, 2018 and 2017. Other U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of November 30, 2019 and December 1, 2018:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation
Benefit obligation at beginning of year	$336,889	$379,359	$208,075	$223,982	$36,842	$43,325
Service cost	4	56	2,237	2,311	98	173
Interest cost	14,691	12,251	4,678	4,671	1,550	1,484
Participant contributions	-	-	-	-	240	330
Plan amendments	-	-	-	1,600	-	-
Actuarial (gain)/loss[1]	49,211	(33,052)	30,517	(3,377)	3,749	(5,225)
Other	-	-	(103)	-	-	-
Settlement payments	-	-	(307)	-	-	-
Benefits paid	(20,407)	(21,725)	(8,356)	(10,059)	(3,223)	(3,245)
Foreign currency translation effect	-	-	(2,199)	(11,053)	-	-
Benefit obligation at end of year	380,388	336,889	234,542	208,075	39,256	36,842

Change in plan assets
Fair value of plan assets at beginning of year	346,460	378,099	169,455	187,708	82,910	79,300
Actual return on plan assets	54,527	(11,768)	22,945	(1,240)	12,046	4,058
Employer contributions	3,124	1,854	2,437	2,237	2,501	2,467
Participant contributions	-	-	-	-	240	330
Other	-	-	(103)	-	-	-
Benefits paid[2]	(20,584)	(21,725)	(8,356)	(10,059)	(3,223)	(3,245)
Foreign currency translation effect	-	-	(1,047)	(9,191)	-	-
Fair value of plan assets at end of year	383,527	346,460	185,331	169,455	94,474	82,910
Plan assets in excess of (less than) benefit obligation as of year end	$3,139	$9,571	$(49,211)	$(38,620)	$55,218	$46,068

[1] Actuarial loss in 2019 and actuarial gain in 2018 for the U.S. Plans is primarily due to assumption changes. Actuarial loss in 2019 and actuarial gain in 2018 for the Non-U.S. Plans are due to both assumption changes and plan experience.

[2] Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2019	2018	2019	2018	2019	2018
Unrecognized actuarial loss	$146,149	$130,661	$83,457	$69,762	$2,114	$3,430
Unrecognized prior service (benefit) cost	(9)	4	1,476	1,520	-	-
Ending balance	$146,140	$130,665	$84,933	$71,282	$2,114	$3,430

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2019	2018	2019	2018	2019	2018
Statement of financial position as of fiscal year-end
Non-current assets	$22,480	$28,396	$6,263	$9,467	$58,307	$48,872
Accrued benefit cost
Current liabilities	(1,418)	(1,493)	(1,723)	(2,077)	(210)	(201)
Non-current liabilities	(17,922)	(17,332)	(53,750)	(46,010)	(2,879)	(2,603)
Ending balance	$3,140	$9,571	$(49,210)	$(38,620)	$55,218	$46,068

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $409,800 at November 30, 2019 and $364,788 at December 1, 2018. The accumulated benefit obligation of the non-U.S. pension plans was $224,619 at November 30, 2019 and $200,193 at December 1, 2018.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 30, 2019 and December 1, 2018:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Accumulated benefit obligation	$24,344	$23,289	$125,073	$115,725
Fair value of plan assets	5,004	4,514	79,437	75,397

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 30, 2019 and December 1, 2018:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Projected benefit obligation	$24,344	$23,338	$134,910	$123,484
Fair value of plan assets	5,004	4,514	79,437	75,397

Information about the expected cash flows is as follows:

	Pension Benefits		Other
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Employer contributions
2020	$312	$173	$1,500
Expected benefit payments
2020	$21,252	$8,091	$3,023
2021	21,022	8,548	3,003
2022	21,288	8,620	2,971
2023	21,698	8,562	2,921
2024	21,742	8,581	2,865
2025-2029	108,959	45,646	12,832

Components of net periodic benefit cost and other supplemental information for the years ended November 30, 2019, December 1, 2018 and December 2, 2017 are as follows:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$4	$56	$111	$2,237	$2,311	$2,125	$98	$173	$208
Interest cost	14,691	12,251	15,836	4,678	4,671	4,709	1,550	1,484	1,593
Expected return on assets	(25,305)	(26,167)	(25,458)	(10,224)	(11,105)	(9,853)	(7,013)	(6,896)	(5,788)
Amortization:
Prior service cost (benefit)	13	29	29	64	(4)	(4)	-	-	-
Actuarial loss	4,677	5,904	5,905	3,114	2,901	3,492	33	60	1,010
Curtailment loss	-	-	-	83	-	-	-	-	-
Settlement charge	-	-	-	-	-	16	-	-	-
Net periodic (benefit) cost	$(5,920)	$(7,927)	$(3,577)	$(48)	$(1,226)	$485	$(5,332)	$(5,179)	$(2,977)

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	3.17%	4.50%	3.72%	1.35%	2.29%	2.12%	3.00%	4.37%	3.54%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.71%	1.75%	1.71%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.50%	3.72%	4.08%	2.30%	2.10%	2.15%	4.37%	3.54%	3.85%
Expected return on plan assets	7.49%	7.75%	7.75%	6.21%	6.20%	6.21%	8.50%	8.75%	8.75%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.71%	1.75%	1.47%	N/A	N/A	N/A

1 Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate for 2019, 2018 and 2017 are for the supplemental executive retirement plan only.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate decreases the present value of the pension obligations. The discount rate for the U.S. pension plan was 3.19 percent at November 30. 2019, compared to 4.51 percent at December 1, 2018 and 3.73 percent at December 2, 2017. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at November 30, 2019 would impact U.S. pension and other postretirement plan (income) expense by approximately $235 (pre-tax) in fiscal 2020. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

For the U.S. Pension Plan, we adopted the Adjusted Pri-2012 base mortality table projected generationally using scale MP-2019.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.50 percent in 2019 and 7.75 percent in 2018 and 2017. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2019, the expected long-term rate of return on the target equities allocation was 8.00 percent and the expected long-term rate of return on the target fixed-income allocation was 4.45 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,390 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.21 percent in 2019 compared to 6.20 percent in 2018 and 6.21 percent in 2017. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2019	2018	2017
Health care cost trend rate assumed for next year	7.00%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	0.25%	0.25%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2028	2024	2024

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2019 and 2018 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2019	2019	2018	2019	2019	2018	2019	2019	2018
Equities	60.0%	57.7%	59.5%	49.0%	49.6%	50.8%	0.0%	0.0%	0.0%
Fixed income	40.0%	63.8%	40.0%	51.0%	50.1%	48.7%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	99.6%	99.4%
Cash [1]	0.0%	-21.5%	0.5%	0.0%	0.3%	0.5%	0.0%	0.4%	0.6%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

1 Negative cash for 2019 represents unsettled pending trades within an investment that are classified in cash and cash equivalents until settled.

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2019 and 2018. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2019, we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2019 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2020.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2019 and 2018. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 14.

	November 30, 2019
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$126,178	$95,271	$-	$221,449
Fixed income	119,103	125,329	219	244,651
Cash [2]	(83,099)	140	-	(82,959)
Total categorized in the fair value hierarchy	162,182	220,740	219	383,141
Other investments measured at NAV [1]				386
Total	$162,182	$220,740	$219	$383,527

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$32,045	$1,247	$-	$33,292
Fixed income	46,262	6,819	675	53,756
Cash	506	-	-	506
Total categorized in the fair value hierarchy	78,813	8,066	675	87,554
Other investments measured at NAV [1]				97,777
Total	$78,813	$8,066	$675	$185,331

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$94,082	$94,082
Cash	392	-	-	392
Total	$392	$-	$94,082	$94,474

	December 1, 2018
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$121,087	$85,007	$-	$206,094
Fixed income	33,892	104,484	266	138,642
Cash	1,222	148	-	1,370
Total categorized in the fair value hierarchy	156,201	189,639	266	346,106
Other investments measured at NAV [1]				354
Total	$156,201	$189,639	$266	$346,460

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$30,123	$1,073	$-	$31,196
Fixed income	44,158	6,394	662	51,214
Cash	450	-	-	450
Total categorized in the fair value hierarchy	74,731	7,467	662	82,860
Other investments measured at NAV [1]				86,595
Total	$74,731	$7,467	$662	$169,455

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$82,446	$82,446
Cash	464	-	-	464
Total	$464	$-	$82,446	$82,910

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

[2] Negative cash for 2019 represents unsettled pending trades within an investment that are classified in cash and cash equivalents until settled.

The definitions of fair values of our pension and other postretirement benefit plan assets at November 30, 2019 and December 1, 2018 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended November 30, 2019 and December 1, 2018:

	Fixed Income
U.S. Pension Plans	2019	2018
Level 3 balance at beginning of year	$266	$291
Purchases, sales, issuances and settlements, net	(47)	(25)
Level 3 balance at end of year	$219	$266

	Fixed Income
Non-U.S. Pension Plans	2019	2018
Level 3 balance at beginning of year	$662	$660
Net transfers into / (out of) level 3	28	30
Net gains	5	6
Currency change effect	(20)	(34)
Level 3 balance at end of year	$675	$662

	Insurance
Other Postretirement Benefits	2019	2018
Level 3 balance at beginning of year	$82,446	$78,894
Net transfers into / (out of) level 3	(403)	(422)
Purchases, sales, issuances and settlements, net	(720)	(671)
Net gains	12,759	4,645
Level 3 balance at end of year	$94,082	$82,446

Note 12: Income Taxes

Income before income taxes and income from equity method investments	2019	2018	2017
United States	$31,796	$19,388	$(33,273)
Non-U.S.	141,032	137,338	93,872
Total	$172,828	$156,726	$60,599

Components of the provision for income tax expense (benefit)	2019	2018	2017
Current:
U.S. federal	$9,122	$9,652	$444
State	3,294	1,597	21
Non-U.S.	47,848	37,980	29,557
	60,264	49,229	30,022
Deferred:
U.S. federal	(432)	(50,115)	(7,653)
State	125	(197)	(1,414)
Non-U.S.	(10,549)	(5,273)	(11,145)
	(10,856)	(55,585)	(20,212)
Total	$49,408	$(6,356)	$9,810

Reconciliation of effective income tax	2019	2018	2017
Statutory U.S. federal income tax rate	$36,294	$34,605	$21,210
State income taxes, net of federal benefit	2,785	1,148	(959)
Foreign dividend repatriation	2,854	1,258	276
Foreign operations	8,712	(3,253)	(9,565)
Impact of option valuation	-	330	(1,381)
Interest income not taxable in the U.S.	-	-	(626)
Executive compensation over $1 million	1,661	611	-
Change in valuation allowance	1,097	5,213	(3,694)
Research and development tax credit	(802)	(982)	(647)
Section 199 manufacturing deduction	-	(319)	-
Foreign-derived intangible income	(2,240)	-	-
Cross currency swap	2,677	-	-
Royal Adhesives transaction costs	-	-	2,271
Transition tax	-	42,007	-
Dividends received deduction	-	(8,484)	-
Deferred tax rate change	-	(79,488)	-
Other	(3,630)	998	2,925
Total income tax expense (benefit)	$49,408	$(6,356)	$9,810

Deferred income tax balances at each year-end related to:	2019	2018
Deferred tax assets:
Employee benefit costs	$32,621	$19,617
Foreign tax credit carryforward	2,175	1,809
Tax loss carryforwards	26,427	27,532
Other	29,518	20,865
Gross deferred tax assets	90,741	69,823
Less: valuation allowance	(14,986)	(14,129)
Total net deferred tax assets	75,755	55,694
Deferred tax liability:
Depreciation and amortization	(224,248)	(242,877)
Total deferred tax liability	(224,248)	(242,877)
Net deferred tax liability	$(148,493)	$(187,183)

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

Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more-likely-than-not to be realized. We believe it is more-likely-than-not that, reversal of deferred tax liabilities and forecasted income, will be sufficient to fully recover the net deferred tax assets not already offset by a valuation allowance. In the event that all or part of the gross deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

U.S. income taxes have not been provided on approximately $765,842 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $94,378 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $52,914 can be carried forward indefinitely, while the remaining $41,464 of tax losses must be utilized during 2020 to 2037. The company also has $2,118 of tax effected losses in various states.

The U.S. has a branch foreign tax credit carryforward of $2,175. A valuation allowance has been recorded against this foreign tax credit carryforward to reflect that this amount is not more-likely-than-not to be realized.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest, for the fiscal years ended November 30, 2019, and excluding accrued interest for the fiscal year ended December 1, 2018.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2019	2018
Balance at beginning of year	$8,420	$8,887
Tax positions related to the current year:
Additions	684	622

Tax positions related to prior years:
Additions	3,077	1,625
Reductions	(1,484)	(763)
Settlements	(105)	(15)
Lapses in applicable statutes of limitation	(1,646)	(1,936)
Balance at end of year	$8,946	$8,420

Included in the balance of unrecognized tax benefits as of November 30, 2019, are potential benefits of $6,755 that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended November 30, 2019, we recognized a net benefit for interest and penalties of $59 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $1,142 as of November 30, 2019. For the year ended December 1, 2018, we recognized a net benefit for interest and penalties of $571 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $1,190 as of December 1, 2018.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2013 or Swiss income tax examination for years prior to 2013. During 2015, the U.S. tax authorities opened an audit for the years ended December 1, 2012 and November 30, 2013. These audits have been principally settled but remain open only for matters to be addressed by the U.S., Canada and Mexican authorities in competent authority. During the second quarter of 2016, H.B. Fuller (China) Adhesives, Ltd. was notified of a transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in several states and other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

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

Cash Flow Hedges

As of November 30, 2019, we had the following cash flow hedges: 1) six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2021 and 2022 and 2) one cross-currency swap agreement effective February 24, 2017 to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2020.

As of November 30, 2019, the combined fair value of the swaps was an asset of $26,896 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash-flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $1,763 as of November 30, 2019. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of November 30, 2019 that is expected to be reclassified into earnings within the next twelve months is $722. As of November 30, 2019, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of November 30, 2019:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2020	1.95%	42,600	(1,499)
Receive USD		4.3038%

Pay EUR	2021	2.75%	133,340	9,196
Receive USD		4.9330%

Pay EUR	2022	3.00%	267,860	19,199
Receive USD		5.1803%
Total			$443,800	$26,896

On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B be to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed rate of 4.589 percent. On October 20, 2017 we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275%. See Note 6 for further discussion on the issuance of our Term Loan B. The combined fair value of the interest rate swaps in total was a liability of $17,637 at November 30, 2019 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,350,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in comprehensive income related to derivative instruments designated as cash flow hedges are as follows:

	November 30, 2019	December 1, 2018	December 2, 2017
Cross-currency swap contracts	$14,429	$(4,047)	$(6,538)
Interest rate swap contracts	$(46,254)	$25,819	$3,060

Fair Value Hedges

On December 16, 2017 and February 24, 2017 interest rate swaps associated with our Senior Notes, Series A and B matured, respectively, as these debt instruments matured. On October 20, 2017, interest rate swaps associated with our Senior Notes, Series C and E were terminated with the repayment of these debt instruments. See Note 6 for further discussion of the repayment of our debt. We recognized a $168 net gain related to the termination of these interest rate swaps which was recorded in other income (expense), net in our Consolidated Statements of Income for the year ended December 2, 2017.

On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. See Note 6 for further discussion on the issuance of our Public Notes. The combined fair value of the interest rate swaps in total was an asset of $5,741 at November 30, 2019 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of November 30, 2019, we had forward foreign currency contracts maturing between December 2, 2019 and October 20, 2020. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other (expense) income, net related to derivative instruments not designated as hedging instruments are as follows:

	November 30, 2019	December 1, 2018	December 2, 2017
Foreign currency forward contracts	$(573)	$2,776	$(3,797)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 30, 2019, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2019 and December 1, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using:
	November 30,
Description	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,430	$19,430	$-	$-
Foreign exchange contract assets	1,227	-	1,227	-
Interest rate swaps, fair value hedges	5,741	-	5,741	-
Cross-currency cash flow hedges	26,896	-	26,896	-

Liabilities:
Foreign exchange contract liabilities	$1,800	$-	$1,800	$-
Interest rate swaps, cash flow hedges	17,637	-	17,637	-

		Fair Value Measurements Using:
	December 1,
Description	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11,436	$11,436	$-	$-
Foreign exchange contract assets	4,933	-	4,933	-
Interest rate swaps, cash flow hedges	28,924	-	28,924	-
Cross-currency cash flow hedges	739	-	739	-

Liabilities:
Foreign exchange contract liabilities	$2,156	$-	$2,156	$-
Interest rate swaps, fair value hedges	8,657	-	8,657	-

See Note 6 for discussion regarding the fair value of debt.

Note 15: Commitments and Contingencies

Leases

The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at November 30, 2019 are:

Fiscal Year	2020	2021	2022	2023	2024 and Beyond	Total Minimum Lease Payments
Operating Leases	$11,492	$7,984	$5,497	$4,686	$8,217	$37,876

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $19,618, $20,620 and $15,199 in 2019, 2018 and 2017, respectively.

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $8,535 and $10,665 as of November 30, 2019 and December 1, 2018, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $4,117 and $4,784 as of November 30, 2019 and December 1, 2018, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	November 30,	December 1,	December 2,
	2019	2018	2017
Lawsuits and claims settled	8	7	9
Settlement amounts	$424	$390	$1,673
Insurance payments received or expected to be received	$291	$281	$1,365

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

During 2018, we retained legal counsel to conduct an internal investigation of the possible resale of our hygiene products into Iran by certain customers of our subsidiaries in Turkey (beginning in 2011) and India (beginning in 2014), in possible violation of the economic sanctions against Iran administered by the U.S. Department of the Treasury’s Office of Foreign Assets (“OFAC”) and our compliance policy. The sales to these customers represented less than one percent of our net revenue in each of our 2017 and 2018 fiscal years. The sales to the customers who were reselling our products into Iran ceased during fiscal year 2018 and we do not currently conduct any business in Iran. In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC and, in September 2018, we submitted the results and findings of our investigation to OFAC. We have not yet received a response from OFAC. At this time, we cannot predict the outcome or effect of the investigation, however, based on the results of our investigation to date, we believe we could incur penalties ranging from zero to $10,000.

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

Reportable operating segment financial information for all periods presented is as follows:

	2019	2018	2017
Net revenue
Americas Adhesives	$1,022,775	$1,051,365	$902,777
EIMEA	640,913	697,448	564,439
Asia Pacific	271,585	278,162	264,696
Construction Adhesives	394,912	452,046	260,466
Engineering Adhesives	566,815	561,981	313,665
Total	$2,897,000	$3,041,002	$2,306,043

Inter-segment sales
Americas Adhesives	$17,747	$18,717	$15,943
EIMEA	35,005	19,765	19,153
Asia Pacific	4,675	6,952	6,498

Segment operating income
Americas Adhesives	$92,195	$98,966	$84,847
EIMEA	22,256	29,589	17,173
Asia Pacific	22,165	17,742	14,910
Construction Adhesives	11,971	30,418	(15,255)
Engineering Adhesives	77,407	61,176	17,852
Total	$225,994	$237,891	$119,527

Depreciation and amortization
Americas Adhesives	$34,570	$35,434	$22,208
EIMEA	26,828	28,259	20,269
Asia Pacific	8,338	8,447	8,163
Construction Adhesives	36,339	37,699	19,044
Engineering Adhesives	35,131	35,286	17,631
Total	$141,206	$145,125	$87,315

Total assets[1]
Americas Adhesives	$927,024	$1,003,926
EIMEA	692,225	724,633
Asia Pacific	236,653	272,923
Construction Adhesives	816,821	876,448
Engineering Adhesives	991,811	970,357
Corporate	321,200	328,027
Total	$3,985,734	$4,176,314

Capital expenditures
Americas Adhesives	$25,967	$28,983
EIMEA	13,110	16,407
Asia Pacific	5,506	5,005
Construction Adhesives	6,421	4,876
Engineering Adhesives	5,896	2,534
Corporate	6,654	10,458
Total	$63,554	$68,263

Segment assets include primarily inventory, accounts receivable, property, plant and equipment, goodwill, intangible assets and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	2019	2018	2017
Segment operating income	$225,994	$237,891	$119,527
Other income (expense), net	37,943	18,055	(19,154)
Interest expense	(103,287)	(110,994)	(43,701)
Interest income	12,178	11,774	3,927
Income before income taxes and income from equity method investments	$172,828	$156,726	$60,599

Financial information about geographic areas

	Net Revenue
	2019	2018	2017
United States	$1,309,056	$1,374,147	$969,346
China	347,304	343,960	302,009
Countries with more than 10 percent of total	1,656,360	1,718,107	1,271,355
All other countries with less than 10 percent of total	1,240,640	1,322,895	1,034,688
Total	$2,897,000	$3,041,002	$2,306,043

	Property, Plant and Equipment, net
	2019	2018	2017
United States	$287,372	$286,639	$212,078
Germany	127,497	137,677	149,269
China	80,606	77,861	83,808
All other countries with less than 10 percent of total	134,338	134,372	225,039
Total	$629,813	$636,549	$670,194

Note 17: Quarterly Data (unaudited)

	2019
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$672,935	$759,583	$725,376	$739,106
Gross profit	179,925	218,459	207,321	201,217
Selling, general and administrative expenses	(145,713)	(146,079)	(140,615)	(148,521)
Net income including non-controlling interests	$12,248	$36,641	$49,730	$32,225
Basic Income per share	$0.24	$0.72	$0.98	$0.63
Diluted Income per share	$0.24	$0.70	$0.97	$0.61

Weighted-average common shares outstanding[1]
Basic	50,752	50,902	50,939	51,089
Diluted	51,901	52,105	51,502	52,423

	2018 [2]
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$713,079	$789,387	$770,107	$768,429
Gross profit	185,513	220,186	215,030	207,429
Selling, general and administrative expenses	(152,707)	(146,889)	(147,739)	(142,932)
Net income including non-controlling interests	$47,667	$44,464	$37,736	$41,365
Basic Income per share	$0.94	$0.88	$0.75	$0.82
Diluted Income per share	$0.92	$0.86	$0.72	$0.80
	0	0	0	0
Weighted-average common shares outstanding[1]	0	0	0	0
Basic	50,471	50,551	50,632	50,712
Diluted	51,898	51,846	52,138	52,017

[1] Quarterly income per share amounts may not equal full year amounts due to rounding.
[2] Amounts have been adjusted retrospectively for the change in accounting principle as discussed in Note 1.

Note 18: Subsequent Event

On January 13, 2020, we entered into a purchase agreement to acquire substantially all of the assets of D.H.M Adhesives, Inc. for approximately $9,500 which will be funded by our existing cash. In addition, the agreement requires us to pay contingent consideration of up to approximately $8,100 based upon a formula related to revenue during the fiscal years ended November 27, 2021 and December 3, 2022. D.H.M. Adhesives, Inc., headquartered in Calhoun, Georgia, is a provider of hotmelt adhesives. The acquisition is expected to close in the first quarter of the fiscal year ended November 28, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of November 30, 2019, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management has concluded that the Consolidated Financial Statements included in this Form 10-K present fairly, in all material respects, the financial position of the Company at November 30, 2019 and December 1, 2018 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended November 30, 2019 in conformity with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of November 30, 2019, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on our internal control over financial reporting as of November 30, 2019, which is included elsewhere in this Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors” and “Corporate Governance - Audit Committee” contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 2, 2020 (the “2020 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Information About Our Executive Officers” is incorporated herein by reference.

Since the date of our 2019 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio Disclosure” contained in the 2020 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2020 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2020 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended November 30, 2019, December 1, 2018 and December 2, 2017.

Consolidated Statements of Comprehensive Income for the fiscal years ended November 30, 2019, December 1, 2018 and December 2, 2017.

Consolidated Balance Sheets as of November 30, 2019 and December 1, 2018.

Consolidated Statements of Total Equity for the fiscal years ended November 30, 2019, December 1, 2018 and December 2, 2017.

Consolidated Statements of Cash Flows for the fiscal years ended November 30, 2019, December 1, 2018 and December 2, 2017.

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

4.3	Note Purchase Agreement, dated March 5, 2012, by and among H.B. Fuller Company and the purchasers party thereto, as amended	Exhibit 1.1 to the Current Report on Form 8-K dated March 5, 2012 and Exhibit 1.2 to the Current Report on Form 8-K dated October 31, 2014.

4.4	Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K dated February 9, 2017.

4.5	First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.6	Amendment No. 1 to First Supplemental Indenture, dated February 14, 2017 between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.6 to the Current Report on Form 10-K dated January 31, 2018.

4.7	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.5)	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.8	Description of Securities

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

*10.10	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.11	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers for agreements entered into after January 24, 2019	Exhibit 10.9 to the Current Report on Form 8-K dated January 24, 2019.

*10.12	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.13	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after December 3, 2009	Exhibit 10.1 to the Current Report on Form 8-K dated December 3, 2009.

*10.14	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.16	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.17	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.18	Form of Performance Share Award Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 19, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated January 19, 2016.

*10.19	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.20	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.2 to the Current Report on Form 8-K dated April 6, 2016.

*10.21	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated April 6, 2016.

*10.22	Form of Performance Share Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.4 to the Current Report on Form 8-K dated April 6, 2016.

*10.23	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.5 to the Current Report on Form 8-K dated April 6, 2016.

*10.24	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after October 20, 2017	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.25	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.1 to the Current Report on Form 8-K dated April 18, 2018.

*10.26	Form of Restricted Stock Unit Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.2 to the Current Report on Form 8-K dated April 18, 2018.

*10.27	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.3 to the Current Report on Form 8-K dated April 18, 2018.

*10.28	Form of Performance Share Award Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.4 to the Current Report on Form 8-K dated April 18, 2018.

*10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.5 to the Current Report on Form 8-K dated April 18, 2018.

*10.30	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2019.

*10.31	Form of Performance-Based Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2019.

*10.32	Form of Restricted Stock Unit Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2019.

*10.33	Form of Restricted Stock Unit Agreement for the CEO under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.4 to the Current Report on Form 8-K dated January 24, 2019.

*10.34	Form of Performance Share Award Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.5 to the Current Report on Form 8-K dated January 24, 2019.

*10.35	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.6 to the Current Report on Form 8-K dated January 24, 2019.

*10.36	Form of Performance-Based Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated July 2, 2019 and Exhibit 10.1 to the Current Report on Form 10-K dated July 2, 2019.

*10.37	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2019, and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 1, 2019.

*10.38	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.39	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.40	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.7 to the Current Report on Form 8-K dated January 24, 2019.

*10.41	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 15, 2020.

*10.42	H.B. Fuller Company Management Long-Term Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 19, 2016.

*10.43	H.B. Fuller Company Management Long-Term Incentive Plan	Exhibit 10.8 to the Current Report on Form 8-K dated January 24, 2019.

*10.44	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008

*10.45	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.46	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.47	H.B. Fuller Company 2018 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 28, 2018.

16		Letter from KPMG	Exhibit 16.1 to the Current Report on Form 8-K dated April 24, 2019

21		List of Subsidiaries

23		Consent of KPMG LLP

24		Power of Attorney

31.1		302 Certification – James J. Owens

31.2		302 Certification – John J. Corkrean

32.1		906 Certification – James J. Owens

32.2		906 Certification – John J. Corkrean

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 30, 2019 formatted in inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

	*	Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(b)	See Exhibit Index and Exhibits attached to this Form 10-K.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

/s/ James J. Owens
JAMES J. OWENS
President and Chief Executive Officer

Dated: January 24, 2020

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

Dated: January 24, 2020