Form 10-Q
period 2020-02-29
FULLER H B CO
filed 2020-03-26
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                                 .

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b) of the Exchange Act. Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 51,411,113 as of March 23, 2020.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	February 29,	March 2,
	2020	2019
Net revenue	$646,564	$672,935
Cost of sales	(476,302)	(493,010)
Gross profit	170,262	179,925
Selling, general and administrative expenses	(141,509)	(145,713)
Other income (expense), net	4,969	3,365
Interest expense	(22,757)	(26,807)
Interest income	2,918	3,053
Income before income taxes and income from equity method investments	13,883	13,823
Income taxes	(5,611)	(3,140)
Income from equity method investments, net of dividends received	1,634	1,565
Net income including non-controlling interest	9,906	12,248
Net income attributable to non-controlling interest	(11)	(4)
Net income attributable to H.B. Fuller	$9,895	$12,244

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.19	0.24
Diluted	0.19	0.24

Weighted-average common shares outstanding:
Basic	51,295	50,752
Diluted	52,580	51,901

Dividends declared per common share	$0.160	$0.155

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	February 29,	March 2,
	2020	2019
Net income including non-controlling interest	$9,906	$12,248
Other comprehensive (loss) income
Foreign currency translation	(2,781)	17,699
Defined benefit pension plans adjustment, net of tax	2,086	1,482
Interest rate swaps, net of tax	(8,999)	(11,444)
Cash flow hedges, net of tax	4,644	4,086
Other comprehensive (loss) income	(5,050)	11,823
Comprehensive income	4,856	24,071
Less: Comprehensive income attributable to non-controlling interest	10	10
Comprehensive income attributable to H.B. Fuller	$4,846	$24,061

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

(Unaudited)

	February 29,	November 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$78,738	$112,191
Trade receivables (net of allowances of $11,845 and $10,682, as of February 29, 2020 and November 30, 2019, respectively)	457,826	493,181
Inventories	380,975	337,267
Other current assets	110,691	90,723
Total current assets	1,028,230	1,033,362

Property, plant and equipment	1,323,664	1,304,231
Accumulated depreciation	(689,368)	(674,418)
Property, plant and equipment, net	634,296	629,813

Goodwill	1,281,249	1,281,808
Other intangibles, net	796,322	799,399
Other assets	285,169	241,352
Total assets	$4,025,266	$3,985,734

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$16,572	$15,732
Current maturities of long-term debt	52,000	65,000
Trade payables	333,749	298,869
Accrued compensation	57,391	78,582
Income taxes payable	16,373	23,229
Other accrued expenses	67,230	60,745
Total current liabilities	543,315	542,157

Long-term debt, excluding current maturities	1,904,900	1,898,384
Accrued pension liabilities	81,241	80,214
Other liabilities	273,756	242,190
Total liabilities	2,803,212	2,762,945

Commitments and contingencies (Note 15)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 51,407,204 and 51,241,190, as of February 29, 2020 and November 30, 2019, respectively	51,407	51,241
Additional paid-in capital	132,851	130,295
Retained earnings	1,385,993	1,384,411
Accumulated other comprehensive loss	(348,649)	(343,600)
Total H.B. Fuller stockholders' equity	1,221,602	1,222,347
Non-controlling interest	452	442
Total equity	1,222,054	1,222,789
Total liabilities, non-controlling interest and total equity	$4,025,266	$3,985,734

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Statements of Total Equity
(In thousands)
(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at November 30, 2019	$51,241	$130,295	$1,384,411	$(343,600)	$442	$1,222,789
Comprehensive income (loss)	-	-	9,895	(5,049)	10	4,856
Dividends	-	-	(8,313)	-	-	(8,313)
Stock option exercises	26	881	-	-	-	907
Share-based compensation plans other, net	206	4,821	-	-	-	5,027
Repurchases of common stock	(66)	(3,146)	-	-	-	(3,212)
Balance at February 29, 2020	$51,407	$132,851	$1,385,993	$(348,649)	$452	$1,222,054

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total

Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principles	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	50,733	95,940	1,286,289	(280,152)	401	1,153,211
Comprehensive income	-	-	12,244	11,817	10	24,071
Dividends	-	-	(7,962)	-	-	(7,962)
Stock option exercises	41	1,025	-	-	-	1,066
Share-based compensation plans other, net	168	6,233	-	-	-	6,401
Repurchases of common stock	(58)	(2,625)	-	-	-	(2,683)
Balance at March 2, 2019	$50,884	$100,573	$1,290,571	$(268,335)	$411	$1,174,104

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	February 29, 2020	March 2, 2019
Cash flows from operating activities:
Net income including non-controlling interest	$9,906	$12,248
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	16,595	16,842
Amortization	17,990	19,212
Deferred income taxes	(4,035)	(1,426)
Income from equity method investments, net of dividends received	(1,634)	(1,565)
Gain on sale of assets	-	30
Share-based compensation	4,703	5,906
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	33,705	5,873
Inventories	(46,947)	(21,630)
Other assets	(32,769)	(21,065)
Trade payables	55,110	7,905
Accrued compensation	(21,145)	(19,205)
Other accrued expenses	(3,055)	(5,253)
Income taxes payable	(3,040)	(1,622)
Accrued / prepaid pensions	(1,120)	(5,289)
Other liabilities	12,801	(3,009)
Other	(2,638)	12,541
Net cash provided by operating activities	34,427	493

Cash flows from investing activities:
Purchased property, plant and equipment	(32,124)	(13,865)
Purchased businesses, net of cash acquired	(9,500)	-
Purchase of assets	(3,998)	-
Proceeds from sale of property, plant and equipment	1,516	141
Cash payments related to government grant	(234)	-
Net cash used in investing activities	(44,340)	(13,724)

Cash flows from financing activities:
Repayment of long-term debt	(13,000)	(20,000)
Net proceeds from notes payable	1,497	2,645
Dividends paid	(8,222)	(7,883)
Proceeds from stock options exercised	907	1,065
Repurchases of common stock	(3,213)	(2,683)
Net cash used in financing activities	(22,031)	(26,856)

Effect of exchange rate changes on cash and cash equivalents	(1,509)	2,770
Net change in cash and cash equivalents	(33,453)	(37,317)
Cash and cash equivalents at beginning of period	112,191	150,793
Cash and cash equivalents at end of period	$78,738	$113,476

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

Note 1: Basis of Presentation

Overview

The accompanying unaudited interim Consolidated Financial Statements of H.B. Fuller Company and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial position, and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2019 as filed with the Securities and Exchange Commission.

Change in Segments

As of November 30, 2019, we had five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives. As of the beginning of fiscal 2020, we realigned our operating segment structure and now have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. The change in operating segments is based on how we have organized the company to make operating decisions and assess business performance. Prior period segment information has been recast retrospectively to reflect the realignment.

Change in Accounting Principle – Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Subtopic 842). This ASU changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In December 2018, the FASB also issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which clarifies the accounting for lessors for variable payments that relate to both a lease component and a nonlease component and is effective in the same timeframe as ASU 2016-02, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the transition disclosure requirements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU includes certain clarifications to address potential narrow-scope implementation issues which we are incorporating into our assessment and adoption of ASU No. 2016-02.

We adopted these ASUs and related standards during the first quarter ended February 29, 2020 using the modified retrospective method of adoption. As a result of the adoption of these ASUs, as of December 1, 2019 we recorded $28,254 of right-of-use assets and liabilities on the balance sheet. Adoption of these ASUs did not have a significant impact on the Consolidated Statements of Income. We have included the disclosures required by these ASUs in Note 6.

Change in Accounting Principle – Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted this ASU during the quarter ended March 2, 2019 using the modified retrospective method of adoption. As a result of the adoption of this ASU, we recorded an increase to opening retained earnings of $1,776 as of December 1, 2018 related to accelerated recognition for arrangements where we provide shipping and handling services after control of the goods has transferred to the customer. Prior periods were not restated. We have included the disclosures required by this ASU in Note 16.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU is applicable to our contracts and hedging relationships that reference LIBOR. The amendments may be applied through December 31, 2022. We will apply this guidance to transactions and modifications of these arrangements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments, in April 2019 and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments, in November 2019. ASU No. 2018-19 clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. ASU No. 2019-04 and ASU No. 2019-11 clarify various scoping and other issues arising from ASU No. 2016-13. The amendments in this ASU affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. Our effective date for adoption of these ASUs is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that these ASUs will have on our Consolidated Financial Statements.

Note 2: Acquisitions and Divestiture

D.H.M. Adhesives, Inc.

On February 3, 2020, we acquired certain assets of D.H.M. Adhesives, Inc. (“D.H.M.”) for approximately $9,500 which was funded through existing cash. In addition, the agreement requires us to pay contingent consideration of up to approximately $8,100 based upon a formula related to revenue during the fiscal years ended November 27, 2021 and December 3, 2022. D.H.M., headquartered in Calhoun, Georgia, is a provider of hotmelt adhesives. The acquisition fair value measurement was preliminary as of February 29, 2020, which includes goodwill of $1,071 and customer relationship intangible of $11,900. The fair value of the contingent consideration as of the date of acquisition was $5,000. See Note 13 for further discussion of the fair value of the contingent consideration. Goodwill is deductible for tax purposes. D.H.M. and the related goodwill are reported in our Hygiene, Health and Consumable Adhesives (“HHC”) operating segment. The D.H.M acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Ramapo Sales and Marketing, Inc.

On May 17, 2019, we acquired certain assets from a window and insulating glass sealants sales and distribution company, Ramapo Sales and Marketing, Inc. (“Ramapo”), headquartered in Charleston, South Carolina. This acquisition supports the integration of the insulating glass business that we acquired as part of the Royal Adhesives acquisition. The purchase price of $8,292 was funded through existing cash. In addition, we are required to pay up to $3,400 in contingent consideration based upon financial results for the twelve months ended December 31, 2019. Existing receivables of $2,166 from Ramapo were effectively settled as a result of the acquisition. The acquisition fair value measurement was preliminary as of February 29, 2020, which includes goodwill of $165, customer relationship intangible of $8,800, and additional acquired assets of $4,148. The fair value of the contingent consideration is $2,700. Goodwill is deductible for tax purposes. Ramapo and the related goodwill are reported in our Engineering Adhesives (“EA”) operating segment.

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the reorganization of our business into three segments, the integration of the operations of Royal Adhesives with the operations of the Company, and other actions to optimize operations. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended
	February 29, 2020	March 2, 2019
Cost of sales	$60	$376
Selling, general and administrative	(17)	1,077
	$43	$1,453

The restructuring charges are all recorded in Corporate Unallocated.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 1, 2018	$4,256	$-	$-	$4,256
Expenses incurred	9,140	1,929	3,466	14,535
Non-cash charges	-	(968)	-	(968)
Cash payments	(3,494)	(961)	(2,542)	(6,997)
Foreign currency translation	(72)	-	-	(72)
Balance at November 30, 2019	$9,830	$-	$924	$10,754
Expenses incurred	(379)	-	422	43
Cash payments	(2,666)	-	(759)	(3,425)
Foreign currency translation	2	-	-	2
Balance at February 29, 2020	$6,787	$-	$587	$7,374

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	February 29,	November 30,
	2020	2019
Raw materials	$171,896	$150,338
Finished goods	209,079	186,929
Total inventories	$380,975	$337,267

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the three months ended February 29, 2020 is presented below:

	Hygiene, Health and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 30, 2019	$321,274	$649,555	$310,979	$1,281,808
Acquisition	1,071	(746)	-	325
Currency impact	1,489	(2,270)	(103)	(884)
Balance at February 29, 2020	$323,834	$646,539	$310,876	$1,281,249

As discussed in Note 16, as of the beginning of fiscal 2020, we realigned our operating segment structure and now have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. We allocated goodwill within our reporting units to reflect this realignment using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	February 29, 2020
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	Other	Total
Original cost	$110,212	$924,540	$62,539	$11,421	$1,108,712
Accumulated amortization	(45,951)	(236,848)	(25,964)	(4,107)	(312,870)
Net identifiable intangibles	$64,261	$687,692	$36,575	$7,314	$795,842

	November 30, 2019
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	Other	Total
Original cost	$109,967	$913,968	$62,537	$27,453	$1,113,925
Accumulated amortization	(43,351)	(223,563)	(24,819)	(23,273)	(315,006)
Net identifiable intangibles	$66,616	$690,405	$37,718	$4,180	$798,919

Amortization expense with respect to amortizable intangible assets was $17,990 and $19,212 for the three months ended February 29, 2020 and March 2, 2019, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2020	2021	2022	2023	2024	Thereafter
Amortization Expense	$52,567	$69,025	$67,533	$64,673	$59,892	$482,152

Non-amortizable intangible assets as of February 29, 2020 and November 30, 2019 are $480 for both years and are related to trademarks and trade names.

Note 6: Leases

We adopted ASU No. 2016-02 and related standards (collectively, “ASC 842”), which replaced previous lease accounting guidance, during the first quarter ended February 29, 2020 using the modified retrospective method of adoption. As a result of electing this transition method, prior periods have not been restated. The adoption of ASC 842 resulted in the recording of right of use assets and associated lease liabilities of approximately $28,254 each as of the first day of the quarter ended February 29, 2020. ASC 842 did not have a material impact on our Consolidated Statement of Income. We elected the package of practical expedients permitted under the transition guidance within ASC 842, which includes not reassessing lease classification of existing leases. We did not elect the hindsight practical expedient.

As a lessee, the Company leases office, manufacturing and warehouse space and equipment. Certain lease agreements include rental payments adjusted annually based on changes in an inflation index. Our leases do not contain material residual value guarantees or material restrictive covenants. Lease expense is recognized on a straight-line basis over the lease term. We determine if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate. We determine the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region.

Certain leases include one or more options to renew, with terms that can extend the lease term up to five years. We include options to renew the lease as part of the right of use lease asset and liability when it is reasonably certain we will exercise the option. In addition, certain leases contain termination options with an associated penalty. In general, the Company is not reasonably certain to exercise such options.

For the measurement and classification of its lease agreements, we group lease and non-lease components into a single lease component for all underlying asset classes. Variable lease payments primarily include payments for non-lease components, such as maintenance costs, payments for leased assets used beyond their non-cancelable lease term as adjusted for contractual options to terminate or renew, and payments for non-components such as sales tax. Certain leases contain immaterial variable lease payments based on usage.

We also enter into insignificant finance leases.

The components of lease expense are as follows:

Three Months Ended
February 29,
2020
Operating lease cost	$3,261
Variable lease cost	758
Total net lease cost	$4,019

Supplemental balance sheet information related to leases is as follows:

		Three Months Ended
	Location on	February 29,
	Balance Sheet	2020
Operating leases:
Operating lease right of use assets	Other assets	$26,669

Current operating lease liabilities	Other accrued expenses	$9,477
Noncurrent operating lease liabilities	Other liabilities	17,068
Total operating lease liabilities		$26,545

The weighted average remaining lease term is 4.5 years and the weighted average discount rate is 3.7% as of February 29, 2020.

Supplemental cash flow information and other related to leases is as follows:

Three Months Ended
February 29,
2020
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,230

Right of use assets obtained in exchange for lease liabilities:
Operating leases	$521

Maturities of lease liabilities as follows:

Fiscal Year	Amount
Remainder of 2020	$8,378
2021	7,078
2022	4,419
2023	3,278
2024	2,283
2025 and beyond	3,376
Total	28,812
Less: amounts representing interest	(2,267)
Present value of future minimum payments	26,545
Less: current obligations	(9,477)
Noncurrent operating lease liabilities	$17,068

Disclosures related to periods prior to adoption of new lease standard

The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at November 30, 2019 were:

Fiscal Year	Remainder 2020	2021	2022	2023	2024 and Beyond	Total Minimum Lease Payments
Operating leases	$11,492	$7,984	$5,497	$4,686	$8,217	$37,876

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $19,618 and $20,620 in 2019 and 2018, respectively.

Note 7: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs which provide for equity awards including non-qualified stock options, incentive stock options, restricted stock shares, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described in detail in our Annual Report on Form 10-K for the year ended November 30, 2019.

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during the three months ended February 29, 2020 and March 2, 2019 was calculated using the following weighted average assumptions:

	Three Months Ended
	February 29, 2020			March 2, 2019
Expected life (in years)		5.00			4.75
Weighted-average expected volatility		24.29%			24.25%
Expected volatility	24.29%	-	24.30%	24.25%	-	24.33%
Risk-free interest rate		1.50%		2.51%	-	2.55%
Weighted-average expected dividend yield		1.36%			1.40
Expected dividend yield range	1.35%	-	1.42%	1.26%	-	1.41%
Weighted-average fair value of grants		$9.76			$9.80

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

Total share-based compensation expense was $4,703 and $5,906 for the three months ended February 29, 2020 and March 2, 2019, respectively. All share-based compensation expense was recorded as selling, general and administrative (SG&A) expense.

As of February 29, 2020, there was $13,766 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.1 years.  Unrecognized compensation costs related to unvested restricted stock units was $14,654, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock Option Activity

The stock option activity for the three months ended February 29, 2020 is presented below:

		Average
	Options	Exercise Price
Outstanding at November 30, 2019	5,060,310	$46.04
Granted	1,021,629	48.21
Exercised	(25,594)	35.44
Forfeited or cancelled	(73,601)	53.71
Outstanding at February 29, 2020	5,982,744	$46.36

The fair value of options granted during the three months ended February 29, 2020 and March 2, 2019 was $9,961 and $9,331, respectively. Total intrinsic value of options exercised during the three months ended February 29, 2020 and March 2, 2019 was $346 and $910, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised.

Proceeds received from option exercises during the three months ended February 29, 2020 and March 2, 2019 were $907 and $1,065, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the three months ended February 29, 2020 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at November 30, 2019	487,997	$46.56	0.8
Granted	205,383	47.90	2.9
Vested	(206,856)	46.73	-
Forfeited	(39,608)	47.73	2.5
Nonvested at February 29, 2020	446,916	$46.99	1.4

Total fair value of restricted stock vested during the three months ended February 29, 2020 and March 2, 2019 was $9,667 and $7,846, respectively. The total fair value of nonvested restricted stock at February 29, 2020 was $21,003.

We repurchased 66,598 and 57,917 restricted stock shares during the three months ended February 29, 2020 and March 2, 2019, respectively, related to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the three months ended February 29, 2020 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 30, 2019	525,660	36,664	562,324
Participant contributions	5,901	3,055	8,956
Company match contributions	590	306	896
Payouts	-	(5,710)	(5,710)
Units outstanding February 29, 2020	532,151	34,315	566,466

Deferred compensation units are fully vested at the date of contribution.

Note 8: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended February 29, 2020 and March 2, 2019
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2020	2019	2020	2019	2020	2019
Service cost	$-	$1	$725	$568	$18	$24
Interest cost	2,935	3,673	794	1,184	284	387
Expected return on assets	(6,440)	(6,326)	(2,842)	(2,587)	(1,994)	(1,753)
Amortization:
Prior service cost (benefit)	(1)	3	16	16	-	-
Actuarial loss	1,799	1,169	950	789	15	8
Net periodic benefit	$(1,707)	$(1,480)	$(357)	$(30)	$(1,677)	$(1,334)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income.  The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income (expense), net in the Consolidated Statements of Income.

Note 9: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended February 29, 2020				Three Months Ended March 2, 2019
	H.B. Fuller Stockholders			Non- controlling Interests	H.B. Fuller Stockholders			Non- controlling Interests
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interests	-	-	$9,895	$11	-	-	$12,244	$4
Foreign currency translation adjustment¹	$(2,780)	-	(2,780)	(1)	$17,693	-	17,693	6
Defined benefit pension plans adjustment²	2,779	$(693)	2,086	-	1,986	$(504)	1,482	-
Interest rate swap³	(11,900)	2,901	(8,999)	-	(15,259)	3,815	(11,444)	-
Cash flow hedges³	4,746	(102)	4,644	-	4,284	(198)	4,086	-
Other comprehensive income (loss)	$(7,155)	$2,106	(5,049)	(1)	$8,704	$3,113	11,817	6
Comprehensive income (loss)			$4,846	$10			$24,061	$10

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

³ Income (loss) reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	February 29, 2020
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(150,600)	$(150,496)	$(104)
Interest rate swap, net of taxes of ($7,201)	(22,337)	(22,337)	-
Cash flow hedges, net of taxes of $125	6,407	6,407	-
Defined benefit pension plans adjustment, net of taxes of $81,198	(163,882)	(163,882)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(348,753)	$(348,649)	$(104)

	November 30, 2019
	Total	H.B. Fuller Stockholders	Non-controlling Interests
Foreign currency translation adjustment	$(147,821)	$(147,716)	$(105)
Interest rate swap, net of taxes of ($4,300)	(13,338)	(13,338)	-
Cash flow hedges, net of taxes of $21	1,763	1,763	-
Defined benefit pension plans adjustment, net of taxes of $81,891	(165,968)	(165,968)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(343,705)	$(343,600)	$(105)

Note 10: Income Taxes

As of  February 29, 2020, we had a liability of $10,495 recorded for gross unrecognized tax benefits (excluding interest) compared to $8,946 as of November 30, 2019. As of February 29, 2020, we had accrued $1,147 of gross interest relating to unrecognized tax benefits. For the three months ended February 29, 2020, our recorded liability for gross unrecognized tax benefits increased by $1,549.

Note 11: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	February 29,	March 2,
(Shares in thousands)	2020	2019
Weighted-average common shares - basic	51,295	50,752
Equivalent shares from share-based compensations plans	1,285	1,149
Weighted-average common and common equivalent shares - diluted	52,580	51,901

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

Share-based compensation awards for 3,606,776 and 3,002,073 shares for the three months ended February 29, 2020 and March 2, 2019, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

Note 12: Financial Instruments

Overview

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables.

We use foreign currency forward contracts, cross-currency swaps, and interest rate swaps to manage risks associated with foreign currency exchange rates and interest rates. We do not hold derivative financial instruments of a speculative nature or for trading purposes. We record derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Consolidated Statement of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

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

Cash Flow Hedges

As of February 29, 2020, we had the following cash flow hedges: 1) six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2021 and 2022 and 2) one cross-currency swap agreement effective February 24, 2017 to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars and maturing on October 7, 2020.

As of February 29, 2020, the combined fair value of the swaps was an asset of $31,332 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $6,407 as of February 29, 2020. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of February 29, 2020 that is expected to be reclassified into earnings within the next twelve months is $2,848. As of February 29, 2020, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of February 29, 2020:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2020	1.95%	$42,600	$(1,396)
Receive USD		4.3038%

Pay EUR	2021	2.75%	$133,340	$10,214
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$22,514
Receive USD		5.1803%

Total			$443,800	$31,332

On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps in total was a liability of $29,537 at February 29, 2020 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,350,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended
	February 29, 2020	March 2, 2019
Cross-currency swap contracts	$4,746	$4,284
Interest rate swap contracts	(11,900)	(15,259)

Fair Value Hedges

On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The combined fair value of the interest rate swaps in total was an asset of $11,122 at February 29, 2020, and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of February 29, 2020, we had forward foreign currency contracts maturing between March 2, 2020 and January 19, 2021. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the three months ended February 29, 2020 and March 2, 2019 were $3,230 and $4,076, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of February 29, 2020, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 29, 2020 and November 30, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	February 29,	Fair Value Measurements Using:
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,934	$3,934	$-	$-
Foreign exchange contract assets	7,026	-	7,026	-
Interest rate swaps, fair value hedges	11,122	-	11,122	-
Cross-currency cash flow hedges	31,332	-	31,332	-

Liabilities:
Foreign exchange contract liabilities	$3,797	$-	$3,797	$-
Interest rate swaps, cash flow hedges	29,537	-	29,537	-
Contingent consideration	5,000			5,000

	November 30,	Fair Value Measurements Using:
Description	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,430	$19,430	$-	$-
Foreign exchange contract assets	1,227	-	1,227	-
Interest rate swaps, fair value hedges	5,741	-	5,741	-
Cross-currency cash flow hedges	26,896	-	26,896	-

Liabilities:
Foreign exchange contract liabilities	$1,800	$-	$1,800	$-
Interest rate swaps, cash flow hedges	17,637	-	17,637	-

We use the income approach in calculating the fair value of our contingent consideration liability using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The valuation of our contingent consideration related to the acquisition of D.H.M. resulted in a fair value of $5,000.

Amounts
Balance at November 30, 2019	$-
Acquisitions	5,000
Balance at February 29, 2020	$5,000

Long-term debt had an estimated fair value of $1,987,586 and $2,016,516 as of February 29, 2020 and November 30, 2019, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

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

We did not repurchase any shares under this authorization during the three months ended February 29, 2020 and March 2, 2019.

Note 15: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $7,938 and $8,535 as of February 29, 2020 and November 30, 2019, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $4,061 and $4,117 as of February 29, 2020 and November 30, 2019, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	February 29, 2020	March 2, 2019	November 30, 2019
Lawsuits and claims settled	2	1	24
Settlement amounts	$30	$12	$2,487
Insurance payments received or expected to be received	$21	$8	$1,937

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

Note 16: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. For segment evaluation by the chief operating decision maker, segment operating income is identified as gross profit less SG&A expenses. Corporate assets are not allocated to the operating segments. Operating results of each of our segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

As of November 30, 2019, we had five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives. As of the beginning of fiscal 2020, we realigned our operating segment structure and now have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. The change in operating segments is based on how we have organized the company to make operating decisions and assess business performance. Prior period segment information has been recast retrospectively to reflect the realignment.

The table below provides certain information regarding net revenue and segment operating income for each of our operating segments.

	Three Months Ended
	February 29, 2020		March 2, 2019
		Segment		Segment
	Trade	Operating	Trade	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$312,512	$22,664	$319,854	$20,890
Engineering Adhesives	248,895	15,365	264,372	21,986
Construction Adhesives	85,157	(1,373)	82,790	(1,656)
Total segment	646,564	36,656	667,016	41,220
Corporate Unallocated	-	(7,903)	5,919	(7,008)
Total	$646,564	$28,753	$672,935	$34,212

Consistent with our internal management reporting, Corporate Unallocated amounts in the table above include charges that are not allocated to the Company’s reportable segments.  For the three months ended March 2, 2019, Corporate Unallocated also includes operating results related to our surfactants and thickeners business, which we divested during the third quarter of 2019.

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended
	February 29,	March 2,
	2020	2019
Operating income	$28,753	$34,212
Other income, net	4,969	3,365
Interest expense	(22,757)	(26,807)
Interest income	2,918	3,053
Income before income taxes and income from equity method investments	$13,883	$13,823

The table below provides total assets of each of our operating segments as of November 30, 2019:

Total assets	November 30, 2019
Hygiene, Health and Consumable Adhesives	$1,253,864
Engineering Adhesives	1,610,748
Construction Adhesives	799,995
Corporate	321,127
Total	$3,985,734

We view the following disaggregation of revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended February 29, 2020

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$173,275	$105,373	$74,258	$-	$352,906
EIMEA	92,382	83,676	6,126	-	182,184
Asia Pacific	46,855	59,846	4,773	-	111,474
	$312,512	$248,895	$85,157	$-	$646,564

	Three Months Ended March 2, 2019

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$174,865	$105,621	$72,346	$5,919	$358,751
EIMEA	95,428	93,800	4,881	-	194,109
Asia Pacific	49,561	64,951	5,563	-	120,075
	$319,854	$264,372	$82,790	$5,919	$672,935

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 30, 2019 for important background information related to our business.

Net revenue in the first quarter of 2020 decreased 3.9 percent from the first quarter of 2019. Net revenue decreased 0.2 percent due to sales volume, 1.1 percent due to unfavorable product pricing and 0.9 percent due to the divestiture of our surfactants and thickeners business. Negative currency effects of 1.7 percent compared to the first quarter of 2019 were primarily driven by the weaker Brazilian real, Euro, Argentinian peso, Turkish lira, Chinese renminbi and Australian dollar compared to the U.S. dollar. Gross profit margin decreased 40 basis points primarily due to lower sales price and unfavorable mix partially offset by decreased raw material costs.

Net income attributable to H.B. Fuller in the first quarter of 2020 was $9.9 million compared to $12.2 million in the first quarter of 2019. On a diluted earnings per share basis, the first quarter of 2020 was $0.19 per share compared to $0.24 per share for the first quarter of 2019.

Restructuring Plan

2020 Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three segments (“2020 Restructuring Plan”). In implementing the 2020 Restructuring Plan, we expect to incur costs of approximately $9.0 million to $11.0 million ($7.1 million to $8.7 million after-tax), which includes (i) cash expenditures of approximately $6.0 million to $8.0 million ($4.8 million to $6.4 million after tax) for severance and related employee costs globally and (ii) $3.0 million ($2.3 million after-tax) related to streamlining of processes and other restructuring-related costs. All restructuring costs are expected to be cash costs. We have incurred costs of $9.8 million under this plan as of February 29, 2020. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed by mid-year of fiscal year 2021.

Royal Adhesives Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we have incurred costs of approximately $10.5 million, which includes (i) cash expenditures of approximately $6.2 million for severance and related employee costs globally and (ii) other costs of approximately $4.3 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $8.0 million of the costs were cash costs. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is substantially complete.

Results of Operations

Net revenue:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Net revenue	$646.6	$672.9	(3.9%	)

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2020 compared to the same period in 2019:

	Three Months Ended February 29, 2020
	vs March 2, 2019
Organic growth	(1.3%	)
M&A	(0.9%	)
Currency	(1.7%	)
Total	(3.9%	)

Organic growth was a negative 1.3 percent in the first quarter of 2020 compared to the first quarter of 2019. The 1.3 percent negative organic growth in the first quarter of 2020 was driven by a 4.4 percent decrease in Engineering Adhesives, partially offset by 3.2 percent growth in Construction Adhesives. HHC was flat. The decrease is predominately driven by a decrease in sales price. The 0.9 percent decrease related to M&A is due to the sale of our surfactants and thickeners business. The negative 1.7 percent currency impact was primarily driven by a weaker Brazilian real, Euro, Argentinian peso, Turkish lira, Chinese renminbi and Australian dollar compared to the U.S. dollar.

Cost of sales:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Raw materials	$345.2	$361.1	(4.4%	)
Other manufacturing costs	131.1	131.9	(0.6%	)
Cost of sales	$476.3	$493.0	(3.4%	)
Percent of net revenue	73.7%	73.3%

Cost of sales in the first quarter of 2020 compared to the first quarter of 2019 increased 40 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 30 basis points in the first quarter of 2020 compared to the first quarter of 2019 primarily due to decreased raw material costs. Other manufacturing costs as a percentage of revenue increased 70 basis points in the first quarter of 2020 compared to the first quarter of 2019 primarily due to the impact of lower net revenue.

Gross profit:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Gross profit	$170.3	$179.9	(5.3%	)
Percent of net revenue	26.3%	26.7%

Gross profit in the first quarter of 2020 decreased 5.3 percent and gross profit margin decreased 40 basis points compared to the first quarter of 2019. The decrease in gross profit margin was primarily due to lower sales price and unfavorable mix partially offset by decreased raw material costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
SG&A	$141.5	$145.7	(2.9%	)
Percent of net revenue	21.9%	21.7%

SG&A expenses for the first quarter of 2020 decreased $4.2 million, or 2.9 percent, compared to the first quarter of 2019. The decrease is primarily due to cost savings realized from our business realignment to three segments.

Other income (expense), net:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Other income (expense), net	$5.0	$3.4	47.1%

Other income, net in the first quarter of 2020 included $4.5 million of net defined benefit pension benefits, $0.3 of other income and $0.2 million of currency transaction gains. Other income, net in the first quarter of 2019 included $3.4 million of net defined benefit pension benefits and $0.3 million of other income offset by $0.3 million of currency transaction losses.

Interest expense:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Interest expense	$22.8	$26.8	(14.9%	)

Interest expense in the first quarter of 2020 was $22.8 million compared to $26.8 million in the first quarter of 2019. Interest expense in the first quarter of 2020 compared to the first quarter of 2019 was lower due to lower U.S. debt balances. We capitalized $0.1 million of interest expense in both the first quarter of 2020 and 2019.

Interest income:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Interest income	$2.9	$3.1	(6.5%	)

Interest income in the first quarter of 2020 was $2.9 million. Interest income in the first quarter of 2019 was $3.1 million.

Income taxes:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Income taxes	$5.6	$3.1	80.6%
Effective tax rate	40.4%	22.7%

Income tax expense of $5.6 million in the first quarter of 2020 includes $2.0 million of discrete tax expense. Excluding the discrete tax expense of $2.0 million related to various foreign tax matters, the overall effective tax rate was 25.9 percent. Income tax expense of $3.1 million in the first quarter of 2019 included $0.8 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 28.2 percent. The reduction in rate without discrete taxes relates to changes in the geographic mix of earnings.

Income from equity method investments:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Income from equity method investments	$1.6	$1.6	0.0%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan.

Net income attributable to H.B. Fuller:

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Net income attributable to H.B. Fuller	$9.9	$12.2	(18.9%	)
Percent of net revenue	1.5%	1.8%

The net income attributable to H.B. Fuller for the first quarter of 2020 was $9.9 million compared to $12.2 million for the first quarter of 2019. The diluted earnings per share for the first quarter of 2020 was $0.19 per share as compared to $0.24 per share for the first quarter of 2019.

Operating Segment Results

As of November 30, 2019, we had five reportable segments: Americas Adhesives, EIMEA, Asia Pacific, Construction Adhesives and Engineering Adhesives. As of the beginning of fiscal 2020, we realigned our operating segment structure and now have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. The change in operating segments is based on how we have organized the company to make operating decisions and assess business performance. Prior period segment information has been recast retrospectively to reflect the realignment.

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments.

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and the results of business divestitures.

Net Revenue by Segment:

	Three Months Ended
	February 29, 2020		March 2, 2019
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$312.5	48%	$319.8	48%
Engineering Adhesives	248.9	39%	264.4	39%
Construction Adhesives	85.2	13%	82.8	12%
Segment total	$646.6	100%	$667.0	99%
Corporate Unallocated	-	-	5.9	1%
Total	$646.6	100%	$672.9	100%

Segment Operating Income (Loss):

	Three Months Ended
	February 29, 2020			March 2, 2019
($ in millions)	Segment Operating Income (Loss)	% of Total		Segment Operating Income (Loss)	% of Total
Hygiene, Health and Consumable Adhesives	$22.7	79%		$20.9	61%
Engineering Adhesives	15.4	53%		22.0	64%
Construction Adhesives	(1.4)	(5%	)	(1.7)	(5%	)
Segment total	36.7	127%		41.2	120%
Corporate Unallocated	(7.9)	(27%	)	(7.0)	(20%	)
Total	$28.8	100%		$34.2	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Net revenue	$312.5	$319.8	(2.3%	)
Segment operating income	$22.7	$20.9	8.6%
Segment operating margin	7.3%	6.5%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended February 29, 2020
	vs March 2, 2019
Organic growth	0.0%
Currency	(2.3%	)
Total	(2.3%	)

Net revenue decreased 2.3 percent in the first quarter of 2020 compared to the first quarter of 2019. Flat organic growth reflected increased sales volume offset by a decrease in product pricing. The negative currency effect was due to the weaker Brazilian real, Argentinian peso, Euro, Turkish lira, Chilean peso, Chinese renminbi and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 80 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 20 basis points. SG&A expenses as a percentage of net revenue decreased 20 basis points. Segment operating income increased 8.6 percent and segment operating margin as a percentage of net revenue increased 80 basis points compared to the first quarter of 2019.

Engineering Adhesives

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Net revenue	$248.9	$264.4	(5.9%	)
Segment operating income	$15.4	$22.0	(30.0%	)
Segment operating margin	6.2%	8.3%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended February 29, 2020
	vs March 2, 2019
Organic growth	(4.4%	)
Currency	(1.5%	)
Total	(5.9%	)

Net revenue decreased 5.9 percent in the first quarter of 2020 compared to the first quarter of 2019. The decrease in organic growth was attributable to a decrease in sales volume and product pricing. The negative currency effect was due to a weaker Euro, Chinese renminbi, Turkish lira, Brazilian real, Argentinian peso and South Korean won compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 20 basis points. Other manufacturing costs as a percentage of net revenue increased 120 basis points due to lower sales volume and unfavorable product mix. SG&A expenses as a percentage of net revenue increased 70 basis points due to lower net revenue. Segment operating income decreased 30.0 percent and segment operating margin decreased 210 basis points compared to the first quarter of 2019.

Construction Adhesives

	Three Months Ended
	February 29,		March 2,		2020 vs
($ in millions)	2020		2019		2019
Net revenue	$85.2		$82.8		2.9%
Segment operating loss	$(1.4)		$(1.7)		17.6%
Segment operating margin	(1.6%	)	(2.1%	)

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended February 29, 2020
	vs March 2, 2019
Organic growth	3.2%
Currency	(0.3%	)
Total	2.9%

Net revenue increased 2.9 percent in the first quarter of 2020 compared to the first quarter of 2019. The increase in organic growth was driven by higher sales volume, partially offset by unfavorable product pricing. The negative currency effect was due to the weaker Australian dollar and Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 30 basis points. Other manufacturing costs as a percentage of net revenue increased 90 basis points due to higher production costs. SG&A expenses as a percentage of net revenue decreased 110 basis points due to cost savings realized from the Company’s business realignment. Segment operating loss decreased 17.6 percent and segment operating margin increased 50 basis points compared to the first quarter of 2019.

Corporate Unallocated

	Three Months Ended
	February 29,	March 2,	2020 vs
($ in millions)	2020	2019	2019
Net revenue	$-	$5.9	(100.0%	)
Segment operating income	$(7.9)	$(7.0)	12.9%
Segment operating margin	NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and the results of business divestitures.

Net revenue in Corporate Unallocated in the first quarter of 2019 included revenue from our surfactants and thickeners business that was divested during the third quarter of 2019. Segment operating loss increased 12.9 percent compared to the first quarter of 2019 reflecting increased organizational realignment costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 29, 2020 were $78.7 million compared to $112.2 million as of November 30, 2019 and $113.5 million as of March 2, 2019. The majority of the $78.7 million in cash and cash equivalents as of February 29, 2020 was held outside the United States. Total long and short-term debt was $1,973.5 million as of February 29, 2020, $1,979.1 million as of November 30, 2019 and $2,235.2 million as of March 2, 2019. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 61.8 percent as of February 29, 2020 as compared to 61.8 percent as of November 30, 2019 and 65.6 percent as of March 2, 2019.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At February 29, 2020, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of February 29, 2020
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	3.8
●	TTM = Trailing 12 months

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

	February 29,	March 2,
	2020	2019
Net working capital as a percentage of annualized net revenue[1]	19.7%	21.4%
Accounts receivable DSO (in days)[2]	58	57
Inventory days on hand (in days)[3]	70	68
Free cash flow after dividends[4]	$(5.9)	$(21.3)
Total debt to total capital ratio[5]	61.8%	65.6%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Three Months Ended
($ in millions)	February 29, 2020	March 2, 2019
Net cash provided by operating activities	$34.4	$0.5
Less: Purchased property, plant and equipment	32.1	13.9
Less: Dividends paid	8.2	7.9
Free cash flow after dividends	(5.9)	(21.3)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	February 29,	March 2,
($ in millions)	2020	2019
Net cash provided by operating activities	$34.4	$0.5

Net income including non-controlling interest was $9.9 million in the first quarter of 2020 compared to $12.2 million in the first quarter of 2019. Depreciation and amortization expense totaled $34.6 million in the first quarter of 2020 compared to $36.1 million in the first quarter of 2019. Deferred income taxes was a use of cash of $4.0 million in 2020 compared to $1.4 million in the first quarter of 2019. Accrued compensation was a use of cash of $21.1 million in 2020 compared to $19.2 million last year related to lower accruals for our employee incentive plans in the current year. Other assets was a use of cash of $32.8 million in the quarter ending February 29, 2020 compared to $21.1 million in the same period last year. Other liabilities was a source of cash of $12.8 million in the first quarter of 2020 compared to a use of cash of $3.0 million in the first quarter of 2019.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $41.9 million compared to a use of cash of $7.8 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Three Months Ended
	February 29,	March 2,
($ in millions)	2020	2019
Trade receivables, net	$33.7	$5.9
Inventory	(46.9)	(21.6)
Trade payables	55.1	7.9
Total cash flow impact	$41.9	$(7.8)

●

Trade Receivables, net – Trade receivables, net was a source of cash of $33.7 million and $5.9 million in the first quarter of 2020 and 2019, respectively. The higher source of cash in 2020 compared to 2019 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 58 days at February 29, 2020 and 57 days at March 2, 2019.

●

Inventory – Inventory was a use of cash of $46.9 million and $21.6 million in the first quarter of 2020 and 2019, respectively. The higher use of cash in 2020 is due to increasing inventory levels in 2020 compared to 2019. Inventory days on hand were 70 days as of February 29, 2020 and 68 days as of March 2, 2019.

●

Trade Payables – Trade payables was a source of cash of $55.1 million and $7.9 million in the first quarter of 2020 and 2019, respectively. The higher source of cash in 2020 compared to 2019 reflects lower payments on trade payables in the prior year.

Cash Flows from Investing Activities:

	Three Months Ended
	February 29,	March 2,
($ in millions)	2020	2019
Net cash provided by (used in) investing activities	$(44.3)	$(13.7)

Purchases of property, plant and equipment were $32.1 million during the first quarter of 2020 as compared to $13.9 million for the same period of 2019.

Cash Flows from Financing Activities:

	Three Months Ended
	February 29,	March 2,
($ in millions)	2020	2019
Net cash used in financing activities	$(22.0)	$(26.9)

Repayments of long-term debt were $13.0 million in the first quarter of 2020 and $20.0 million in the first quarter of 2019. Net proceeds of notes payable were $1.5 million in the first quarter of 2020 and $2.6 million in the same period of 2019. Cash dividends paid were $8.2 million in the first quarter of 2020 compared to $7.9 million in the same period of 2019. Repurchases of common stock were $3.2 million in the first quarter of 2020 compared to $2.7 million in the same period of 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  See Part II, Item 7A in our Annual Report on Form 10-K for the year ended November 30, 2019 for further discussion of these market risks. There have been no material changes in the reported market risk of the Company since November 30, 2019.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 29, 2020. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of February 29, 2020, our disclosure controls and procedures were effective.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of February 29, 2020, we had reserved $7.9 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount reserved, $4.1 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
($ in millions)	February 29, 2020	March 2, 2019	November 30, 2019
Lawsuits and claims settled	2	1	24
Settlement amounts	$0.03	$0.01	$2.5
Insurance payments received or expected to be received	$0.02	$0.01	$1.9

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 30, 2019, except for the addition of the following risk factor:

The COVID-19 pandemic could affect our operations and financial results.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has become a global pandemic. We operate facilities around the world which could be adversely affected by the pandemic, including disruption of our supply of raw materials, production, transportation and delivery of our products. Demand for our products could be adversely affected.  Due to the evolving and highly uncertain nature of this event, it is currently not possible to estimate the direct or indirect impacts this outbreak may have on our business, however, the disruption of the manufacturing of our product, commerce and related activity caused by the COVID-19 pandemic could materially and adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter ended February 29, 2020 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

December 1, 2019 - January 4, 2020	-	$-	$187,170

January 5, 2020 - February 1, 2020	62	$48.35	$187,170

February 2, 2020 - February 29, 2020	5	$48.40	$187,170

1 The total number of shares purchased are shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 26, 2020	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).