Form 10-Q
period 2020-05-30
FULLER H B CO
filed 2020-06-25
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 51,566,917 as of June 19, 2020.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 30,	June 1,	May 30,	June 1,
	2020	2019	2020	2019
Net revenue	$674,602	$759,583	$1,321,166	$1,432,518
Cost of sales	(489,701)	(541,124)	(966,003)	(1,034,134)
Gross profit	184,901	218,459	355,163	398,384
Selling, general and administrative expenses	(127,998)	(146,079)	(269,507)	(291,792)
Other income, net	3,049	2,986	8,018	6,351
Interest expense	(21,644)	(26,940)	(44,401)	(53,747)
Interest income	2,898	3,023	5,816	6,076
Income before income taxes and income from equity method investments	41,206	51,449	55,089	65,272
Income taxes	(11,471)	(16,441)	(17,082)	(19,581)
Income from equity method investments	1,893	1,633	3,527	3,198
Net income including non-controlling interest	31,628	36,641	41,534	48,889
Net income attributable to non-controlling interest	(15)	-	(26)	(4)
Net income attributable to H.B. Fuller	$31,613	$36,641	$41,508	$48,885

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	0.61	0.72	0.80	0.96
Diluted	0.61	0.70	0.79	0.94

Weighted-average common shares outstanding:
Basic	51,420	50,902	51,874	50,827
Diluted	52,029	52,105	52,305	52,003

Dividends declared per common share	$0.1625	$0.160	$0.3225	$0.315

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 30,	June 1,	May 30,	June 1,
	2020	2019	2020	2019
Net income including non-controlling interest	$31,628	$36,641	$41,534	$48,889
Other comprehensive loss
Foreign currency translation	(29,922)	(39,317)	(32,703)	(21,618)
Defined benefit pension plans adjustment, net of tax	2,070	1,480	4,156	2,962
Interest rate swaps, net of tax	(9,883)	(17,078)	(18,882)	(28,522)
Cross-currency swaps, net of tax	5,878	6,102	10,522	10,188
Other comprehensive loss	(31,857)	(48,813)	(36,907)	(36,990)
Comprehensive (loss) income	(229)	(12,172)	4,627	11,899
Less: Comprehensive income (loss) attributable to non-controlling interest	19	(4)	29	6
Comprehensive (loss) income attributable to H.B. Fuller	$(248)	$(12,168)	$4,598	$11,893

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

(Unaudited)

	May 30,	November 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$70,346	$112,191
Trade receivables (net of allowances of $13,443 and $10,682, as of May 30, 2020 and November 30, 2019, respectively)	448,126	493,181
Inventories	388,698	337,267
Other current assets	100,702	90,723
Total current assets	1,007,872	1,033,362

Property, plant and equipment	1,340,692	1,304,231
Accumulated depreciation	(704,997)	(674,418)
Property, plant and equipment, net	635,695	629,813

Goodwill	1,273,374	1,281,808
Other intangibles, net	775,332	799,399
Other assets	286,787	241,352
Total assets	$3,979,060	$3,985,734

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$19,715	$15,732
Current maturities of long-term debt	-	65,000
Trade payables	319,616	298,869
Accrued compensation	56,599	78,582
Income taxes payable	20,382	23,229
Other accrued expenses	75,450	60,745
Total current liabilities	491,762	542,157

Long-term debt, excluding current maturities	1,908,340	1,898,384
Accrued pension liabilities	81,019	80,214
Other liabilities	279,094	242,190
Total liabilities	2,760,215	2,762,945

Commitments and contingencies (Note 15)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 51,550,524 and 51,241,190, as of May 30, 2020 and November 30, 2019, respectively	51,551	51,241
Additional paid-in capital	138,175	130,295
Retained earnings	1,409,158	1,384,411
Accumulated other comprehensive loss	(380,510)	(343,600)
Total H.B. Fuller stockholders' equity	1,218,374	1,222,347
Non-controlling interest	471	442
Total equity	1,218,845	1,222,789
Total liabilities, non-controlling interest and total equity	$3,979,060	$3,985,734

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Statements of Total Equity
(In thousands)
(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total

Balance at November 30, 2019	$51,241	$130,295	$1,384,411	$(343,600)	$442	$1,222,789
Comprehensive income	-	-	9,895	(5,049)	10	4,856
Dividends	-	-	(8,313)	-	-	(8,313)
Stock option exercises	26	881	-	-	-	907
Share-based compensation plans other, net	206	4,821	-	-	-	5,027
Repurchases of common stock	(66)	(3,146)	-	-	-	(3,212)
Balance at February 29, 2020	$51,407	$132,851	$1,385,993	$(348,649)	$452	$1,222,054
Comprehensive income	-	-	31,613	(31,861)	19	(229)
Dividends	-	-	(8,448)	-	-	(8,448)
Stock option exercises	24	626	-	-	-	650
Share-based compensation plans other, net	121	4,730	-	-	-	4,851
Repurchases of common stock	(1)	(32)	-	-	-	(33)
Balance at May 30, 2020	$51,551	$138,175	$1,409,158	$(380,510)	$471	$1,218,845

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total

Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principles	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	50,733	95,940	1,286,289	(280,152)	401	1,153,211
Comprehensive income	-	-	12,244	11,817	10	24,071
Dividends	-	-	(7,962)	-	-	(7,962)
Stock option exercises	41	1,025	-	-	-	1,066
Share-based compensation plans other, net	168	6,233	-	-	-	6,401
Repurchases of common stock	(58)	(2,625)	-	-	-	(2,683)
Balance at March 2, 2019	$50,884	$100,573	$1,290,571	$(268,335)	$411	$1,174,104
Comprehensive income	-	-	36,641	(48,809)	(4)	(12,172)
Dividends	-	-	(8,228)	-	-	(8,228)
Stock option exercises	25	746	-	-	-	771
Share-based compensation plans other, net	11	8,627	-	-	-	8,638
Repurchases of common stock	(3)	(121)	-	-	-	(124)
Balance at June 1, 2019	$50,917	$109,825	$1,318,984	$(317,144)	$407	$1,162,989

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	May 30, 2020	June 1, 2019
Cash flows from operating activities:
Net income including non-controlling interest	$41,534	$48,889
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	33,198	33,568
Amortization	35,458	38,190
Deferred income taxes	(10,412)	(21,871)
Income from equity method investments, net of dividends received	(3,527)	(3,198)
Gain on sale of assets	(24)	377
Share-based compensation	9,236	14,172
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	33,867	(23,692)
Inventories	(59,232)	(22,798)
Other assets	(13,070)	(21,396)
Trade payables	42,182	25,943
Accrued compensation	(21,587)	(17,778)
Other accrued expenses	8,981	12,734
Income taxes payable	(2,728)	13,794
Accrued / prepaid pensions	(2,993)	(5,933)
Other liabilities	24,705	(1,465)
Other	(7,175)	7,790
Net cash provided by operating activities	108,413	77,326

Cash flows from investing activities:
Purchased property, plant and equipment	(54,533)	(32,192)
Purchased businesses, net of cash acquired	(9,500)	(7,914)
Purchase of assets	(3,998)	-
Purchased business remaining equity	-	(9,870)
Proceeds from sale of property, plant and equipment	1,416	45
Cash received from government grant	-	9,045
Cash payments related to government grant	(2,331)	(1,120)
Net cash used in investing activities	(68,946)	(42,006)

Cash flows from financing activities:
Repayment of long-term debt	(67,000)	(70,000)
Net proceeds of notes payable	6,994	4,053
Dividends paid	(16,577)	(16,028)
Contingent consideration payment	-	(3,610)
Proceeds from stock options exercised	1,557	1,837
Repurchases of common stock	(3,246)	(2,807)
Net cash used in financing activities	(78,272)	(86,555)

Effect of exchange rate changes on cash and cash equivalents	(3,040)	688

Net change in cash and cash equivalents	(41,845)	(50,547)
Cash and cash equivalents at beginning of period	112,191	150,793
Cash and cash equivalents at end of period	$70,346	$100,246

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

Change in Operating Segments

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

Change in Accounting Principle – Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Subtopic 842). This ASU changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In December 2018, the FASB also issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which clarifies the accounting for lessors for variable payments that relate to both a lease component and a nonlease component and is effective in the same timeframe as ASU 2016-02, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the transition disclosure requirements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU includes certain clarifications to address potential narrow-scope implementation issues which we have incorporated into our assessment and adoption of ASU No. 2016-02.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU is applicable to our contracts and hedging relationships that reference LIBOR. The guidance is effective immediately and may be applied through December 31, 2022. We are evaluating whether to apply any of these expedients and/or exceptions.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments, in April 2019 and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments, in November 2019. ASU No. 2018-19 clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. ASU No. 2019-04 and ASU No. 2019-11 clarify various scoping and other issues arising from ASU No. 2016-13. The amendments in these ASUs affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. Our effective date for adoption of these ASUs is our fiscal year beginning November 29, 2020. We are currently evaluating the effect that these ASUs will have on our Consolidated Financial Statements.

Note 2: Acquisitions and Divestiture

D.H.M. Adhesives, Inc.

On February 3, 2020, we acquired certain assets of D.H.M. Adhesives, Inc. (“D.H.M.”) for approximately $9,500 which was funded through existing cash. In addition, the agreement requires us to pay contingent consideration of up to approximately $8,100 based upon a formula related to revenue during the fiscal years ended November 27, 2021 and December 3, 2022. D.H.M., headquartered in Calhoun, Georgia, is a provider of hotmelt adhesives. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $1,063 and customer relationship intangible of $11,900. The fair value of the contingent consideration as of the date of acquisition was $5,000 resulting in a final purchase price of $14,500. See Note 13 for further discussion of the fair value of the contingent consideration. Goodwill is deductible for tax purposes. D.H.M. and the related goodwill are reported in our Hygiene, Health and Consumable Adhesives (“HHC”) operating segment. The D.H.M acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Ramapo Sales and Marketing, Inc.

On May 17, 2019, we acquired certain assets from a window and insulating glass sealants sales and distribution company, Ramapo Sales and Marketing, Inc. (“Ramapo”), headquartered in Charleston, South Carolina. This acquisition supports the integration of the insulating glass business that we acquired as part of the Royal Adhesives acquisition. The purchase price of $8,292 was funded through existing cash. In addition, we were required to pay up to $3,400 in contingent consideration based upon financial results for the twelve months ended December 31, 2019. Existing receivables of $2,166 from Ramapo were effectively settled as a result of the acquisition. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $165, customer relationship intangible of $8,800, and additional acquired assets of $4,148. The fair value of the contingent consideration as of the date of acquisition was $2,654, resulting in a final purchase price of $10,947. During the second quarter of 2020, the contingent consideration liability was finalized and adjusted to a final balance of $767. The contingent consideration payment will be made in the third quarter of 2020. Ramapo and the related goodwill are reported in our Engineering Adhesives (“EA”) operating segment.

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

	Three Months Ended		Six Months Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Cost of sales	$7	$618	$67	$994
Selling, general and administrative	383	666	367	1,743
	$390	$1,284	$434	$2,737

The restructuring charges are all recorded in Corporate Unallocated for segment reporting.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 1, 2018	$4,256	$-	$-	$4,256
Expenses incurred	9,140	1,929	3,466	14,535
Non-cash charges	-	(968)	-	(968)
Cash payments	(3,494)	(961)	(2,542)	(6,997)
Foreign currency translation	(72)	-	-	(72)
Balance at November 30, 2019	$9,830	$-	$924	$10,754
Expenses incurred	(142)	-	576	434
Cash payments	(4,507)	-	(1,014)	(5,521)
Foreign currency translation	19	-	-	19
Balance at May 30, 2020	$5,200	$-	$486	$5,686

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	May 30,	November 30,
	2020	2019
Raw materials	$180,054	$150,338
Finished goods	208,644	186,929
Total inventories	$388,698	$337,267

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the six months ended May 30, 2020 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 30, 2019	$321,274	$649,555	$310,979	$1,281,808
Acquisition	1,063	(746)	-	325
Currency impact	(721)	(7,680)	(350)	(8,759)
Balance at May 30, 2020	$321,616	$641,129	$310,629	$1,273,374

As discussed in Note 16, as of the beginning of fiscal 2020, we realigned our operating segment structure and now have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. We allocated goodwill within our reporting units to reflect this realignment using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	May 30, 2020
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	Other	Total
Original cost	$109,201	$920,030	$62,219	$11,312	$1,102,762
Accumulated amortization	(47,354)	(249,338)	(26,965)	(4,257)	(327,914)
Net identifiable intangibles	$61,847	$670,692	$35,254	$7,055	$774,848

	November 30, 2019
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	Other	Total
Original cost	$109,967	$913,968	$62,537	$27,453	$1,113,925
Accumulated amortization	(43,351)	(223,563)	(24,819)	(23,273)	(315,006)
Net identifiable intangibles	$66,616	$690,405	$37,718	$4,180	$798,919

Amortization expense with respect to amortizable intangible assets was $17,468 and $18,978 for the three months ended May 30, 2020 and June 1, 2019, respectively, and $35,458 and $38,190 for the six months ended May 30, 2020 and June 1, 2019, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2020	2021	2022	2023	2024	Thereafter
Amortization Expense	$34,744	$68,618	$67,160	$64,364	$59,604	$480,358

Non-amortizable intangible assets as of May 30, 2020 and November 30, 2019 are $484 and $480, respectively and are related to trademarks and trade names.

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

We also enter into insignificant finance leases.

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	May 30, 2020	May 30, 2020
Operating lease cost	$3,218	$6,479
Variable lease cost	835	1,593
Total net lease cost	$4,053	$8,072

Supplemental balance sheet information related to leases is as follows:

	Location on	Six Months Ended
	Balance Sheet	May 30, 2020
Operating leases:
Operating lease right of use assets	Other assets	$27,799

Current operating lease liabilities	Other accrued expenses	$9,511
Noncurrent operating lease liabilities	Other liabilities	18,055
Total operating lease liabilities		$27,566

The weighted average remaining lease term is 4.5 years and the weighted average discount rate is 3.8% for the Company’s lease agreements as of May 30, 2020.

Supplemental information related to leases is as follows:

Six Months Ended
May 30, 2020
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,713

Right of use assets obtained in exchange for lease liabilities:
Operating leases	3,025

Maturities of lease liabilities are as follows:

Fiscal Year	Amount
Remainder of 2020	$5,664
2021	7,645
2022	5,117
2023	3,940
2024	2,654
2025 and beyond	4,767
Total	29,787
Less: amounts representing interest	(2,221)
Present value of future minimum payments	27,566
Less: current obligations	(9,511)
Noncurrent operating lease liabilities	$18,055

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

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $19,618 and $20,620 in 2020 and 2019, respectively.

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

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during the six months ended May 30, 2020 and June 1, 2019 was calculated using the following weighted average assumptions:

	Three Months Ended						Six Months Ended
	May 30, 2020			June 1, 2019			May 30, 2020			June 1, 2019
Expected life (in years)		5.00			4.75			5.00			4.75
Weighted-average expected volatility		24.20%			24.70%			24.29%			24.26%
Expected volatility	24.18%	-	24.26%	24.39%	-	24.76%	24.18%	-	24.30%	24.25%	-	24.76%
Risk-free interest rate		0.38%		2.17%	-	2.31%	0.36%	-	1.51%	2.17%	-	2.55%
Weighted-average expected dividend yield		2.34%			1.42%			1.38%			1.40%
Expected dividend yield range	1.84%	-	2.53%	1.26%	-	1.45%	1.35%	-	2.53%	1.26%	-	1.45%
Weighted-average fair value of grants		$4.48			$9.49			$9.63			$9.80

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

Total share-based compensation expense was $4,533 and $8,266 for the three months ended May 30, 2020 and June 1, 2019, respectively and $9,236 and $14,172 for the six months ended May 30, 2020 and June 1, 2019, respectively. All share-based compensation expense was recorded as selling, general and administrative (SG&A) expense.

As of May 30, 2020, there was $9,975 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 0.9 years. Unrecognized compensation costs related to unvested restricted stock units was $9,432, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Option Activity

The stock option activity for the six months ended May 30, 2020 is presented below:

		Average
	Options	Exercise Price
Outstanding at November 30, 2019	5,060,310	$46.04
Granted	1,047,470	47.72
Exercised	(49,829)	31.25
Forfeited or cancelled	(120,070)	48.76
Outstanding at May 30, 2020	5,937,881	$46.41

The fair value of options granted during the three months ended May 30, 2020 and June 1, 2019 was $116 and $83, respectively. Total intrinsic value of options exercised during the three months ended May 30, 2020 and June 1, 2019 was $171 and $471, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the six months ended May 30, 2020 and June 1, 2019 was $10,077 and $9,413, respectively. Total intrinsic value of options exercised during the six months ended May 30, 2020 and June 1, 2019 was $518 and $1,382, respectively.

Proceeds received from option exercises during the three months ended May 30, 2020 and June 1, 2019 were $650 and $771, respectively and $1,557 and $1,837 during the six months ended May 30, 2020 and June 1, 2019.

Restricted Stock Activity

The nonvested restricted stock activity for the six months ended May 30, 2020 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at November 30, 2019	487,997	$46.56	0.8
Granted	207,844	48.03	2.9
Vested	(205,958)	47.79	-
Forfeited	(48,359)	47.64	0.6
Nonvested at May 30, 2020	441,524	$46.57	1.2

Total fair value of restricted stock vested during the three months ended May 30, 2020 and June 1, 2019 was $175 and $435, respectively. Total fair value of restricted stock vested during the six months ended May 30, 2020 and June 1, 2019 was $9,842 and $8,281, respectively. The total fair value of nonvested restricted stock at May 30, 2020 was $20,560.

We repurchased 1,018 and 2,746 restricted stock shares during the three months ended May 30, 2020 and June 1, 2019, respectively, and repurchased 65,664 and 60,666 restricted stock shares during the six months ended May 30, 2020 and June 1, 2019, respectively, related to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the six months ended May 30, 2020 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 30, 2019	525,660	36,664	562,324
Participant contributions	11,753	12,888	24,641
Company match contributions	1,175	1,289	2,464
Payouts	(110,778)	(11,870)	(122,648)
Units outstanding May 30, 2020	427,810	38,971	466,781

Deferred compensation units are fully vested at the date of contribution.

Note 8: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended May 30, 2020 and June 1, 2019
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2020	2019	2020	2019	2020	2019
Service cost	$-	$1	$721	$562	$18	$25
Interest cost	2,935	3,673	781	1,189	284	388
Expected return on assets	(6,439)	(6,326)	(2,798)	(2,606)	(1,994)	(1,754)
Amortization:
Prior service cost (benefit)	(1)	3	16	16	-	-
Actuarial loss	1,799	1,169	940	786	16	9
Net periodic benefit	$(1,706)	$(1,480)	$(340)	$(53)	$(1,676)	$(1,332)

	Six Months Ended May 30, 2020 and June 1, 2019
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2020	2019	2020	2019	2020	2019
Service cost	$-	$2	$1,441	$1,130	$37	$49
Interest cost	5,869	7,346	1,563	2,373	567	775
Expected return on assets	(12,879)	(12,652)	(5,596)	(5,193)	(3,988)	(3,507)
Amortization:
Prior service cost (benefit)	(2)	6	32	32	-	-
Actuarial loss	3,598	2,338	1,880	1,575	31	17
Net periodic benefit	$(3,414)	$(2,960)	$(680)	$(83)	$(3,353)	$(2,666)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income (expense), net in the Consolidated Statements of Income.

Note 9: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended May 30, 2020				Three Months Ended June 1, 2019
	H.B. Fuller Stockholders			Non-controlling Interest	H.B. Fuller Stockholders			Non-controlling Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interest	-	-	$31,613	$15	-	-	$36,641	$-
Foreign currency translation adjustment¹	$(29,926)	-	(29,926)	4	$(39,313)	-	(39,313)	(4)
Defined benefit pension plans adjustment²	2,758	$(688)	2,070	-	1,982	$(502)	1,480	-
Interest rate swap³	(13,069)	3,186	(9,883)	-	(22,770)	5,692	(17,078)	-
Cross currency swaps³	5,994	(116)	5,878	-	6,327	(225)	6,102	-
Other comprehensive income (loss)	$(34,243)	$2,382	(31,861)	4	$(53,774)	$4,965	(48,809)	(4)
Comprehensive income (loss)			$(248)	$19			$(12,168)	$(4)

	Six Months Ended May 30, 2020				Six Months Ended June 1, 2019
	H.B. Fuller Stockholders			Non-controlling Interest	H.B. Fuller Stockholders			Non-controlling Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interest	-	-	$41,508	$26	-	-	$48,885	$4
Foreign currency translation adjustment¹	$(32,706)	-	(32,706)	3	$(21,620)	-	(21,620)	2
Reclassification to earnings:
Defined benefit pension plans adjustment²	5,537	$(1,381)	4,156	-	3,968	$(1,006)	2,962	-
Interest rate swap³	(24,970)	6,088	(18,882)	-	(38,029)	9,507	(28,522)	-
Cross currency swaps³	10,740	(218)	10,522	-	10,611	(423)	10,188	-
Other comprehensive income (loss)	$(41,399)	$4,489	(36,910)	3	$(45,070)	$8,078	(36,992)	2
Comprehensive income (loss)			$4,598	$29			$11,893	$6

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

³ Income (loss) reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	May 30, 2020
	Total	H.B. Fuller Stockholders	Non-controlling Interest
Foreign currency translation adjustment	$(180,530)	$(180,422)	$(108)
Interest rate swap, net of taxes of ($10,388)	(32,220)	(32,220)	-
Cash flow hedges, net of taxes of $241	12,285	12,285	-
Defined benefit pension plans adjustment, net of taxes of $80,511	(161,812)	(161,812)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(380,618)	$(380,510)	$(108)

	November 30, 2019
	Total	H.B. Fuller Stockholders	Non-controlling Interest
Foreign currency translation adjustment	$(147,821)	$(147,716)	$(105)
Interest rate swap, net of taxes of ($4,300)	(13,338)	(13,338)	-
Cash flow hedges, net of taxes of $21	1,763	1,763	-
Defined benefit pension plans adjustment, net of taxes of $81,891	(165,968)	(165,968)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(343,705)	$(343,600)	$(105)

Note 10: Income Taxes

As of  May 30, 2020, we had a liability of $10,536 recorded for gross unrecognized tax benefits (excluding interest) compared to $8,946 as of November 30, 2019. As of May 30, 2020 and November 30, 2019, we had accrued $1,064 and $834 of gross interest relating to unrecognized tax benefits, respectively.

Note 11: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	May 30,	June 1,	May 30,	June 1,
(Shares in thousands)	2020	2019	2020	2019
Weighted-average common shares - basic	51,420	50,902	51,874	50,827
Equivalent shares from share-based compensations plans	609	1,203	431	1,176
Weighted-average common and common equivalent shares diluted	52,029	52,105	52,305	52,003

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

Share-based compensation awards for 5,102,912 and 2,751,956 shares for the three months ended May 30, 2020 and June 1, 2019, respectively, and 4,461,452 and 3,020,604 shares for the six months ended May 30, 2020 and June 1, 2019, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of May 30, 2020, we had the following cash flow hedges: 1) six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2021 and 2022 and 2) one cross-currency swap agreement effective February 24, 2017 to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars and maturing on October 7, 2020.

As of May 30, 2020, the combined fair value of the swaps was an asset of $34,592 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $12,285 as of May 30, 2020. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of May 30, 2020 that is expected to be reclassified into earnings within the next twelve months is $5,872. As of May 30, 2020, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of May 30, 2020:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2020	1.95%	$42,600	$(1,580)
Receive USD		4.3038%

Pay EUR	2021	2.75%	$133,340	$10,720
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$25,452
Receive USD		5.1803%

Total			$443,800	$34,592

On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps in total was a liability of $42,606 at May 30, 2020 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,350,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Six Months Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Cross-currency swap contracts	$5,994	$6,327	$10,740	$10,611
Interest rate swap contracts	(13,069)	(22,770)	(24,970)	(38,029)

Fair Value Hedges

On February 14, 2017, we entered into an interest rate swap agreement to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The swap was designated for hedge accounting treatment as a fair value hedge. We applied the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps. On May 1, 2020, we terminated the swap. Upon termination, we received $15,808 in cash. The remaining swap liability will be accounted for as a discount on long-term debt and will be amortized to interest expense over the remaining life of the Public Notes of seven years.

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

As of May 30, 2020, we had forward foreign currency contracts maturing between June 1, 2020 and January 19, 2021. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the six months ended May 30, 2020 and June 1, 2019 were ($3,003) and $4,415, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of May 30, 2020, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 30, 2020 and November 30, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	May 30,	Fair Value Measurements Using:
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,830	$7,830	$-	$-
Foreign exchange contract assets	6,793	-	6,793	-
Cross-currency cash flow hedges	34,592	-	34,592	-

Liabilities:
Foreign exchange contract liabilities	$9,796	$-	$9,796	$-
Interest rate swaps, cash flow hedges	42,606	-	42,606	-
Contingent consideration liability	5,000	-	-	5,000

	November 30,	Fair Value Measurements Using:
Description	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,430	$19,430	$-	$-
Foreign exchange contract assets	1,227	-	1,227	-
Interest rate swaps, fair value hedges	5,741	-	5,741	-
Cross-currency cash flow hedges	26,896	-	26,896	-

Liabilities:
Foreign exchange contract liabilities	$1,800	$-	$1,800	$-
Interest rate swaps, cash flow hedges	17,637	-	17,637	-

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

Amounts
Balance at November 30, 2019	-
Acquisition	5,000
Balance at May 30, 2020	$5,000

Long-term debt had an estimated fair value of $1,814,882 and $2,016,516 as of May 30, 2020 and November 30, 2019, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

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

We did not repurchase any shares under this authorization during the six months ended May 30, 2020 and June 1, 2019.

Note 15: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $7,201 and $8,535 as of May 30, 2020 and November 30, 2019, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,963 and $4,117 as of May 30, 2020 and November 30, 2019, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities, including defense costs. Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent. We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and settlements and judgments in asbestos-related lawsuits. These agreements require, among other things, that we fund a share of defense costs, settlements and judgments allocable to years in which the responsible insurer is insolvent.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	May 30, 2020	June 1, 2019	November 30, 2019
Lawsuits and claims settled	2	2	24
Settlement amounts	$30	$162	$2,487
Insurance payments received or expected to be received	$21	$130	$1,937

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

The table below provides certain information regarding net revenue and segment operating income (loss) for each of our operating segments.

	Three Months Ended
	May 30, 2020		June 1, 2019
		Segment		Segment
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$344,673	$35,009	$337,892	$32,048
Engineering Adhesives	236,063	20,149	303,922	39,313
Construction Adhesives	93,866	6,527	111,791	8,252
Total segment	674,602	61,685	753,605	79,613
Corporate Unallocated	-	(4,782)	5,978	(7,233)
Total	$674,602	$56,903	$759,583	$72,380

	Six Months Ended
	May 30, 2020		June 1, 2019
		Segment		Segment
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$657,185	$57,673	$657,746	$52,938
Engineering Adhesives	484,958	35,514	568,294	61,299
Construction Adhesives	179,023	5,152	194,581	6,596
Total segment	1,321,166	98,339	1,420,621	120,833
Corporate Unallocated	-	(12,683)	11,897	(14,241)
Total	$1,321,166	$85,656	$1,432,518	$106,592

Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments. For the three and six months ended June 1, 2019, Corporate Unallocated also includes operating results related to our surfactants and thickeners business, which we divested during the third quarter of 2019.

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	May 30,	June 1,	May 30,	June 1,
	2020	2019	2020	2019
Operating income	$56,903	$72,380	$85,656	$106,592
Other income, net	3,049	2,986	8,018	6,351
Interest expense	(21,644)	(26,940)	(44,401)	(53,747)
Interest income	2,898	3,023	5,816	6,076
Income before income taxes and income from equity method investments	$41,206	$51,449	$55,089	$65,272

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended May 30, 2020

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$190,581	$90,012	$84,047	$-	$364,640
EIMEA	98,222	71,643	4,506	-	174,371
Asia Pacific	55,870	74,408	5,313	-	135,591
	$344,673	$236,063	$93,866	$-	$674,602

	Three Months Ended June 1, 2019

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$185,683	$119,036	$99,887	$5,978	$410,584
EIMEA	100,225	100,188	5,806	-	206,219
Asia Pacific	51,984	84,698	6,098	-	142,780
	$337,892	$303,922	$111,791	$5,978	$759,583

	Six Months Ended May 30, 2020

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$363,855	$195,385	$158,306	$-	$717,546
EIMEA	190,606	155,318	10,631	-	356,555
Asia Pacific	102,724	134,255	10,086	-	247,065
	$657,185	$484,958	$179,023	$-	$1,321,166

	Six Months Ended June 1, 2019

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$360,548	$224,655	$172,234	$11,897	$769,334
EIMEA	195,652	193,989	10,687	-	400,328
Asia Pacific	101,546	149,650	11,660	-	262,856
	$657,746	$568,294	$194,581	$11,897	$1,432,518

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 30, 2019 for important background information related to our business.

Net revenue in the second quarter of 2020 decreased 11.2 percent from the second quarter of 2019. Net revenue decreased 6.8 percent due to sales volume, 0.5 percent due to unfavorable product pricing and 0.8 percent due to the divestiture of our surfactants and thickeners business. Negative currency effects of 3.1 percent compared to the second quarter of 2019 were primarily driven by the weaker Brazilian real, Euro, Argentinian peso, Turkish lira, Chinese renminbi and Mexican peso compared to the U.S. dollar. Gross profit margin decreased 140 basis points primarily due to lower sales volume and unfavorable mix partially offset by lower raw material costs.

Net revenue in the first six months of 2020 decreased 7.8 percent from the second quarter of 2019. Net revenue decreased 3.7 percent due to sales volume, 0.8 percent due to unfavorable product pricing and 0.8 percent due to the divestiture of our surfactants and thickeners business. Negative currency effects of 2.5 percent compared to the first six months of 2019 were primarily driven by the weaker Brazilian real, Euro, Argentinian peso, Turkish lira, Chinese renminbi and Australian dollar compared to the U.S. dollar. Gross profit margin decreased 90 basis points primarily due to lower sales volume and unfavorable mix partially offset by lower raw material costs.

Net income attributable to H.B. Fuller in the second quarter of 2020 was $31.6 million compared to $36.6 million in the second quarter of 2019. On a diluted earnings per share basis, the second quarter of 2020 was $0.61 per share compared to $0.70 per share for the second quarter of 2019.

Net income attributable to H.B. Fuller in the first six months of 2020 was $41.5 million compared to $48.9 million in the first six months of 2019. On a diluted earnings per share basis, the first six months of 2020 was $0.79 per share compared to $0.94 per share for the first six months of 2019.

Market Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Its full financial impact is unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns and duration of the economic slowdown and nature and timing of a recovery. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. We are closely monitoring the situation and implementing additional safety measures to help ensure the well-being of our employees, customers and suppliers to minimize disruptions and provide for the safe and reliable supply of products to our customers. In accordance with the guidance provided by both the World Health Organization and the U.S. Centers for Disease Control and Prevention, we have implemented safe work practices, including social distancing and work from home guidelines.

See "Risk Factors" in Item 1A of this Quarterly Report on Form 10-Q for further information of the possible impact of the COVID-19 pandemic on our business.

Restructuring Plans

2020 Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three segments (“2020 Restructuring Plan”). In implementing the 2020 Restructuring Plan, we expect to incur costs of approximately $9.0 million to $11.0 million ($7.1 million to $8.7 million after-tax), which includes (i) cash expenditures of approximately $6.0 million to $8.0 million ($4.8 million to $6.4 million after tax) for severance and related employee costs globally and (ii) $3.0 million ($2.3 million after-tax) related to streamlining of processes and other restructuring-related costs. All restructuring costs are expected to be cash costs. We have incurred costs of $10.2 million under this plan as of May 30, 2020. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed by mid-year of fiscal year 2021.

Royal Adhesives Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we have incurred costs of approximately $10.7 million, which includes (i) cash expenditures of approximately $6.3 million for severance and related employee costs globally and (ii) other costs of approximately $4.4 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $8.0 million of the costs were cash costs. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is substantially complete.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$674.6	$759.6	(11.2%)	$1,321.2	$1,432.5	(7.8%)

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures ("M&A") and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2020 compared to the same periods in 2019:

	Three Months Ended	Six Months Ended
	May 30, 2020 vs. June 1, 2019	May 30, 2020 vs. June 1, 2019
Organic growth	(7.3%)	(4.5%)
M&A	(0.8%)	(0.8%)
Currency	(3.1%)	(2.5%)
Total	(11.2%)	(7.8%)

Organic growth was a negative 7.3 percent in the second quarter of 2020 compared to the second quarter of 2019 driven by a 20.0 percent decrease in Engineering Adhesives and a 15.3 percent decrease in Construction Adhesives, partially offset by 6.8 percent growth in HHC. The decrease is predominately driven by a decrease in sales volume. The 0.8 percent decrease related to M&A is due to the sale of our surfactants and thickeners business in 2019. The negative 3.1 percent currency impact was primarily driven by a weaker Brazilian real, Euro, Argentinian peso, Turkish lira, Chinese renminbi and Mexican peso compared to the U.S. dollar.

Organic growth was a negative 4.5 percent in the first six months of 2020 compared to the first six months of 2019 driven by a 12.8 percent decrease in Engineering Adhesives and a 7.4 percent decrease in Construction Adhesives, partially offset by 3.5 percent growth in HHC. The decrease is predominately driven by a decrease in sales volume. The 0.8 percent decrease related to M&A is due to the sale of our surfactants and thickeners business in 2019. The negative 2.5 percent currency impact was primarily driven by a weaker Brazilian real, Euro, Argentinian peso, Turkish lira, Chinese renminbi and Australian dollar compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Raw materials	$357.8	$400.8	(10.7%)	$703.0	$761.9	(7.7%)
Other manufacturing costs	131.9	140.3	(6.0%)	263.0	272.2	(3.4%)
Cost of sales	$489.7	$541.1	(9.5%)	$966.0	$1,034.1	(6.6%)
Percent of net revenue	72.6%	71.2%		73.1%	72.2%

Cost of sales in the second quarter of 2020 compared to the second quarter of 2019 increased 140 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 20 basis points in the second quarter of 2020 compared to the second quarter of 2019. Other manufacturing costs as a percentage of revenue increased 120 basis points in the second quarter of 2020 compared to the second quarter of 2019 primarily due to the impact of lower sales volume and unfavorable mix.

Cost of sales in the first six months of 2020 compared to the first six months of 2019 increased 90 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue was flat in the first six months of 2020 compared to the first six months of 2019. Other manufacturing costs as a percentage of revenue increased 90 basis points in the first six months of 2020 compared to the first six months of 2019 primarily due to the impact of lower sales volume and unfavorable mix.

Gross profit:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Gross profit	$184.9	$218.5	(15.4%)	$355.2	$398.4	(10.8%)
Percent of net revenue	27.4%	28.8%		26.9%	27.8%

Gross profit in the second quarter of 2020 decreased 15.4 percent and gross profit margin decreased 140 basis points compared to the second quarter of 2019. The decrease in gross profit margin was primarily due to lower sales volume and unfavorable mix partially offset by lower raw material costs.

Gross profit in the first six months of 2020 decreased 10.8 percent and gross profit margin decreased 90 basis points compared to the first six months of 2019. The decrease in gross profit margin was primarily due to lower sales volume and unfavorable mix partially offset by lower raw material costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
SG&A	$128.0	$146.1	(12.4%)	$269.5	$291.8	(7.6%)
Percent of net revenue	19.0%	19.2%		20.4%	20.4%

SG&A expenses for the second quarter of 2020 decreased $18.1 million, or 12.4 percent, compared to the second quarter of 2019. The decrease is primarily due to cost savings realized from our business realignment to three segments and lower discretionary spending.

SG&A expenses for the first six months of 2020 decreased $22.3 million, or 7.6 percent, compared to the first six months of 2019. The decrease is primarily due to cost savings realized from our business realignment to three segments and lower discretionary spending.

Other income (expense), net:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Other income (expense), net	$3.0	$3.0	0.0%	$8.0	$6.4	25.0%

Other income, net in the second quarter of 2020 included $4.4 million of net defined benefit pension benefits and $0.2 of other income, offset by $1.6 million of currency transaction loss. Other income, net in the second quarter of 2019 included $3.5 million of net defined benefit pension benefits, offset by $0.3 million loss on sale of assets and $0.2 million of currency transaction losses.

Other income, net in the first six months of 2020 included $8.9 million of net defined benefit pension benefits and $0.5 of other income, offset by $1.4 million of currency transaction losses. Other income, net in the first six months of 2019 included $6.9 million of net defined benefit pension benefits and $0.4 million of other income, offset $0.4 million loss on sale of assets and $0.5 million of currency transaction losses.

Interest expense:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Interest expense	$21.6	$26.9	(19.7%)	$44.4	$53.7	(17.3%)

Interest expense in the second quarter of 2020 was $21.6 million compared to $26.9 million in the second quarter of 2019. Interest expense in the second quarter of 2020 compared to the second quarter of 2019 was lower due to lower U.S. debt balances and lower interest rates.

Interest expense in the first six months of 2020 was $44.4 million compared to $53.7 million in the first six months of 2019. Interest expense in the first six months of 2020 compared to the first six months of 2019 was lower due to lower U.S. debt balances.

Interest income:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Interest income	$2.9	$3.0	(3.3%)	$5.8	$6.1	(4.9%)

Interest income in the second quarter of 2020 was $2.9 million. Interest income in the second quarter of 2019 was $3.0 million.

Interest income in the first six months of 2020 was $5.8 million. Interest income in the six months of 2019 was $6.1 million.

Income taxes:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Income taxes	$11.5	$16.4	(29.9%)	$17.1	$19.6	(12.8%)
Effective tax rate	27.9%	32.0%		31.0%	30.0%

Income tax expense of $11.5 million in the second quarter of 2020 includes less than $0.1 million of discrete tax benefit related to various foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 28.0 percent. Income tax expense of $16.4 million in the second quarter of 2019 included $1.7 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.7 percent. The reduction in rate excluding discrete taxes relates to changes in the geographic mix of earnings.

Income tax expense of $17.1 million in the first six months of 2020 includes $2.0 million of discrete tax expense related to various foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.5 percent. Income tax expense of $19.6 million in the first six months of 2019 included $0.9 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.6 percent. The reduction in rate excluding discrete taxes relates to changes in the geographic mix of earnings.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Income from equity method investments	$1.9	$1.6	18.8%	$3.5	$3.2	9.4%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the second quarter of 2020 and for the first six months of 2020 compared to the same periods of 2019 relates to higher net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net income attributable to H.B. Fuller	$31.6	$36.6	(13.7%)	$41.5	$48.9	(15.1%)
Percent of net revenue	4.7%	4.8%		3.1%	3.4%

The net income attributable to H.B. Fuller for the second quarter of 2020 was $31.6 million compared to $36.6 million for the second quarter of 2019. The diluted earnings per share for the second quarter of 2020 was $0.61 per share as compared to $0.70 per share for the second quarter of 2019.

The net income attributable to H.B. Fuller for the first six months of 2020 was $41.5 million compared to $48.9 million for the first six months of 2019. The diluted earnings per share for the first six months of 2020 was $0.79 per share as compared to $0.94 per share for the first six months of 2019.

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

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments.

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and the results of business divestitures.

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	May 30, 2020		June 1, 2019		May 30, 2020		June 1, 2019
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$344.7	51%	$337.9	45%	$657.2	50%	$657.7	45%
Engineering Adhesives	236.0	35%	303.9	39%	485.0	37%	568.3	40%
Construction Adhesives	93.9	14%	111.8	15%	179.0	13%	194.6	14%
Segment total	$674.6	100%	$753.6	99%	$1,321.2	100%	$1,420.6	99%
Corporate Unallocated	-	-	6.0	1%	-	-	11.9	1%
Total	$674.6	100%	$759.6	100%	$1,321.2	100%	$1,432.5	100%

Segment Operating Income (Loss):

	Three Months Ended				Six Months Ended
	May 30, 2020		June 1, 2019		May 30, 2020		June 1, 2019
($ in millions)	Segment Operating Income (Loss)	% of Total	Segment Operating Income (Loss)	% of Total	Segment Operating Income (Loss)	% of Total	Segment Operating Income (Loss)	% of Total
Hygiene, Health and Consumable Adhesives	$35.0	62%	$32.0	44%	$57.7	67%	$52.9	50%
Engineering Adhesives	20.2	35%	39.3	54%	35.5	42%	61.3	57%
Construction Adhesives	6.5	11%	8.3	11%	5.2	6%	6.6	6%
Segment total	$61.7	108%	$79.6	109%	$98.4	115%	$120.8	113%
Corporate Unallocated	(4.8)	(8% )	(7.2)	(9% )	(12.7)	(15% )	(14.2)	(13% )
Total	$56.9	100%	$72.4	100%	$85.7	100%	$106.6	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$344.7	$337.9	2.0%	$657.2	$657.7	(0.1%)
Segment operating income	$35.0	$32.0	9.4%	$57.7	$52.9	9.1%
Segment operating margin	10.2%	9.5%		8.8%	8.0%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 30, 2020 vs. June 1, 2019	May 30, 2020 vs. June 1, 2019
Organic growth	6.8%	3.5%
Currency	(4.8%)	(3.6%)
Total	2.0%	(0.1%)

Net revenue increased 2.0 percent in the second quarter of 2020 compared to the second quarter of 2019. The increase in organic growth was attributable to an increase in sales volume. The negative currency effect was due to the weaker Brazilian real, Argentinian peso, Euro, Turkish lira, Mexican peso, Chinese renminbi and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 20 basis points. Other manufacturing costs as a percentage of net revenue increased 90 basis points due to increased manufacturing costs. SG&A expenses as a percentage of net revenue decreased 140 basis points primarily due to costs savings realized from our business realignment to three segments and lower discretionary spending. Segment operating income increased 9.4 percent and segment operating margin as a percentage of net revenue increased 70 basis points compared to the second quarter of 2019.

Net revenue decreased 0.1 percent in the first six months of 2020 compared to the first six months of 2019. The increase in organic growth was attributable to an increase in sales volume partially offset by a decrease in product pricing. The negative currency effect was due to the weaker Brazilian real, Argentinian peso, Euro, Turkish lira, Mexican peso, Chinese renminbi and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 40 basis points. Other manufacturing costs as a percentage of net revenue increased 50 basis points. SG&A expenses as a percentage of net revenue decreased 90 basis points primarily due to costs savings realized from our business realignment to three segments and lower discretionary spending. Segment operating income increased 9.1 percent and segment operating margin as a percentage of net revenue increased 80 basis points compared to the first six months of 2019.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$236.0	$303.9	(22.3%)	$485.0	$568.3	(14.7%)
Segment operating income	$20.2	$39.3	(48.6%)	$35.5	$61.3	(42.1%)
Segment operating margin	8.6%	12.9%		7.3%	10.8%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 30, 2020 vs. June 1, 2019	May 30, 2020 vs. June 1, 2019
Organic growth	(20.0%)	(12.8%)
Currency	(2.3%)	(1.9%)
Total	(22.3%)	(14.7%)

Net revenue decreased 22.3 percent in the second quarter of 2020 compared to the second quarter of 2019. The decrease in organic growth was attributable to a decrease in sales volume. The negative currency effect was due to a weaker Euro, Chinese renminbi, Turkish lira, Brazilian real, British pound and South Korean won compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 20 basis points. Other manufacturing costs as a percentage of net revenue increased 110 basis points due to lower sales volume and unfavorable product mix. SG&A expenses as a percentage of net revenue increased 300 basis points due to lower net revenue. Segment operating income decreased 48.6 percent and segment operating margin decreased 430 basis points compared to the second quarter of 2019.

Net revenue decreased 14.7 percent in the first six months of 2020 compared to the first six months of 2019. The decrease in organic growth was attributable to a decrease in sales volume and product pricing. The negative currency effect was due to a weaker Euro, Chinese renminbi, Turkish lira, Brazilian real, Argentinian peso and South Korean won compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 30 basis points. Other manufacturing costs as a percentage of net revenue increased 130 basis points due to lower sales volume and unfavorable product mix. SG&A expenses as a percentage of net revenue increased 190 basis points due to lower net revenue. Segment operating income decreased 42.1 percent and segment operating margin decreased 350 basis points compared to the first six months of 2019.

Construction Adhesives

	Three Months Ended			Six Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$93.9	$111.8	(16.0%)	$179.0	$194.6	(8.0%)
Segment operating income	$6.5	$8.3	(21.7%)	$5.2	$6.6	(21.2%)
Segment operating margin	6.9%	7.4%		2.9%	3.4%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 30, 2020 vs. June 1, 2019	May 30, 2020 vs. June 1, 2019
Organic growth	(15.3%)	(7.4%)
Currency	(0.7%)	(0.6%)
Total	(16.0%)	(8.0%)

Net revenue decreased 16.0 percent in the second quarter of 2020 compared to the second quarter of 2019. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by favorable product pricing. The negative currency effect was due to the weaker Australian dollar and Canadian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 180 basis points due to lower raw material costs and favorable mix. Other manufacturing costs as a percentage of net revenue increased 150 basis points due lower net revenue. SG&A expenses as a percentage of net revenue increased 80 basis points due to lower net revenue. Segment operating income decreased 21.7 percent and segment operating margin decreased 50 basis points compared to the second quarter of 2019.

Net revenue decreased 8.0 percent in the first six months of 2020 compared to the first six months of 2019. The decrease in organic growth was attributable to a decrease in sales volume and unfavorable product pricing. The negative currency effect was due to the weaker Australian dollar, Canadian dollar and Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 100 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 120 basis points due to lower net revenue. SG&A expenses as a percentage of net revenue increased 30 basis points. Segment operating income decreased 21.2 percent and segment operating margin decreased 50 basis points compared to the first six months of 2019.

Corporate Unallocated

	Three Months Ended
	May 30,	June 1,	2020 vs	May 30,	June 1,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$-	$6.0	(100.0%)	$-	$11.9	(100.0%)
Segment operating loss	$(4.8)	$(7.2)	(33.3%)	$(12.7)	$(14.2)	(10.6%)
Segment operating margin	NMP	(120.0%)		NMP	(119.3%)

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and the results of business divestitures.

Net revenue in Corporate Unallocated in the second quarter of 2019 included revenue from our surfactants and thickeners business that was divested during the third quarter of 2019. Segment operating loss decreased 33.3 percent compared to the second quarter of 2019 reflecting increased organizational realignment costs.

Net revenue in Corporate Unallocated in the first six months of 2019 included revenue from our surfactants and thickeners business that was divested during the third quarter of 2019. Segment operating loss decreased 10.6 percent compared to the first six months of 2019 reflecting increased organizational realignment costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 30, 2020 were $70.3 million compared to $112.2 million as of November 30, 2019 and $100.2 million as of June 1, 2019. The majority of the $70.3 million in cash and cash equivalents as of May 30, 2020 was held outside the United States. Total long and short-term debt was $1,928.1 million as of May 30, 2020, $1,979.1 million as of November 30, 2019 and $ 2,193.8 million as of June 1, 2019. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 61.3 percent as of May 30, 2020 as compared to 61.8 percent as of November 30, 2019 and 65.6 percent as of June 1, 2019.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At May 30, 2020, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of May 30, 2020
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	3.9

●	TTM = Trailing 12 months

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

	May 30,	June 1,
	2020	2019
Net working capital as a percentage of annualized net revenue[1]	19.2%	19.2%
Accounts receivable DSO (in days)[2]	64	59
Inventory days on hand (in days)[3]	79	67
Free cash flow after dividends[4]	$37.3	$29.1
Total debt to total capital ratio[5]	61.3%	65.5%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Six Months Ended
($ in millions)	May 30, 2020	June 1, 2019
Net cash provided by operating activities	$108.4	$77.3
Less: Purchased property, plant and equipment	54.5	32.2
Less: Dividends paid	16.6	16.0
Free cash flow after dividends	37.3	29.1

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	May 30,	June 1,
($ in millions)	2020	2019
Net cash provided by operating activities	$108.4	$77.3

Net income including non-controlling interest was $41.5 million in the first six months of 2020 compared to $48.9 million in the first six months of 2019. Depreciation and amortization expense totaled $68.7 million in the first six months of 2020 compared to $71.8 million in the first six months of 2019. Deferred income taxes was a use of cash of $10.4 million in 2020 compared to $21.9 million in the first six months of 2019. Accrued compensation was a use of cash of $21.6 million in 2020 compared to $17.8 million last year. The higher use of cash in 2020 was related to lower accruals for our employee incentive plans in the current year. Other assets was a use of cash of $13.1 million in the six months ending May 30, 2020 compared to $21.4 million in the same period last year. Other liabilities was a source of cash of $24.7 million in the first six months of 2020 compared to a use of cash of $1.5 million in the first six months of 2019.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $16.9 million compared to a use of cash of $20.6 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Six Months Ended
	May 30,	June 1,
($ in millions)	2020	2019
Trade receivables, net	$33.9	$(23.7)
Inventory	(59.2)	(22.8)
Trade payables	42.2	25.9
Total cash flow impact	$16.9	$(20.6)

●

Trade Receivables, net – Trade receivables, net was a source of cash of $33.9 million and a use of cash of $23.7 million in the first six months of 2020 and 2019, respectively. The source of cash in 2020 compared to the use of cash in 2019 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 64 days at May 30, 2020 and 59 days at June 1, 2019.

●

Inventory – Inventory was a use of cash of $59.2 million and $22.8 million in the first six months of 2020 and 2019, respectively. The higher use of cash in 2020 is due to increasing inventory levels in 2020 compared to 2019. Inventory days on hand were 79 days as of May 30, 2020 and 67 days as of June 1, 2019.

●

Trade Payables – Trade payables was a source of cash of $42.2 million and $25.9 million in the first six months of 2020 and 2019, respectively. The higher source of cash in 2020 compared to 2019 reflects lower payments on trade payables in the prior year.

Cash Flows from Investing Activities:

	Six Months Ended
	May 30,	June 1,
($ in millions)	2020	2019
Net cash used in investing activities	$(68.9)	$(42.0)

Purchases of property, plant and equipment were $54.5 million during the first six months 2020 as compared to $32.2 million for the same period of 2019.

Cash Flows from Financing Activities:

	Six Months Ended
	May 30,	June 1,
($ in millions)	2020	2019
Net cash used in financing activities	$(78.3)	$(86.6)

Repayments of long-term debt were $67.0 million in the six months ended May 30, 2020 and $70.0 million in the six months ended June 1, 2019. Net proceeds of notes payable were $7.0 million in the six months ended May 30, 2020 and $4.1 million in the same period of 2019. Cash dividends paid were $16.6 million in the six months ended May 30, 2020 compared to $16.0 million in the same period of 2019. Repurchases of common stock were $3.2 million in the six months ended May 30, 2020 compared to $2.8 million in the same period of 2019.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 30, 2020. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of May 30, 2020, our disclosure controls and procedures were effective.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of May 30, 2020, we had reserved $7.2 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount reserved, $4.0 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

In addition to the indemnification arrangements with third parties, we have insurance policies that generally provide coverage for asbestos liabilities (including defense costs).  Historically, insurers have paid a significant portion of our defense costs and settlements in asbestos-related litigation. However, certain of our insurers are insolvent.  We have entered into cost-sharing agreements with our insurers that provide for the allocation of defense costs and settlements and judgments in asbestos-related lawsuits.  These agreements require, among other things, that we fund a share of defense costs, settlements and judgments allocable to years in which the responsible insurer is insolvent.

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
($ in millions)	May 30, 2020	June 1, 2019	November 30, 2019
Lawsuits and claims settled	2	2	24
Settlement amounts	$0.03	$0.2	$2.5
Insurance payments received or expected to be received	$0.02	$0.1	$1.9

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter ended May 30, 2020 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

March 1, 2020 - April 4, 2020	276	$27.76	$187,170

April 5, 2020 - May 2, 2020	487	$35.57	$187,170

May 3, 2020 - May 30, 2020	255	$32.89	$187,170

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 25, 2020	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).