Form 10-Q
period 2020-08-29
FULLER H B CO
filed 2020-09-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 51,735,560 as of September 18, 2020.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
Net revenue	$691,463	$725,376	$2,012,629	$2,157,894
Cost of sales	(503,619)	(518,055)	(1,469,622)	(1,552,189)
Gross profit	187,844	207,321	543,007	605,705
Selling, general and administrative expenses	(129,113)	(140,615)	(398,620)	(432,407)
Other income, net	3,722	22,762	11,740	29,113
Interest expense	(20,196)	(25,607)	(64,597)	(79,354)
Interest income	2,945	3,115	8,761	9,191
Income before income taxes and income from equity method investments	45,202	66,976	100,291	132,248
Income taxes	(5,112)	(19,321)	(22,194)	(38,902)
Income from equity method investments	1,541	2,075	5,068	5,273
Net income including non-controlling interest	41,631	49,730	83,165	98,619
Net income attributable to non-controlling interest	(24)	(12)	(50)	(16)
Net income attributable to H.B. Fuller	$41,607	$49,718	$83,115	$98,603

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.80	$0.98	$1.60	$1.94
Diluted	$0.79	$0.97	$1.59	$1.90

Weighted-average common shares outstanding:
Basic	52,130	50,939	51,959	50,864
Diluted	52,591	51,502	52,400	51,836

Dividends declared per common share	$0.163	$0.160	$0.485	$0.475

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
Net income including non-controlling interest	$41,631	$49,730	$83,165	$98,619
Other comprehensive income (loss)
Foreign currency translation	46,711	(30,612)	14,008	(52,230)
Defined benefit pension plans adjustment, net of tax	2,078	1,470	6,234	4,432
Interest rate swaps, net of tax	4,125	(11,254)	(14,757)	(39,776)
Cross-currency swaps, net of tax	(2,314)	2,417	8,208	12,605
Other comprehensive income (loss)	50,600	(37,979)	13,693	(74,969)
Comprehensive income	92,231	11,751	96,858	23,650
Less: Comprehensive income attributable to non-controlling interest	46	13	75	19
Comprehensive income attributable to H.B. Fuller	$92,185	$11,738	$96,783	$23,631

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 29,	November 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$74,922	$112,191
Trade receivables (net of allowances of $13,637 and $10,682, as of August 29, 2020 and November 30, 2019, respectively)	476,099	493,181
Inventories	354,221	337,267
Other current assets	84,187	90,723
Total current assets	989,429	1,033,362

Property, plant and equipment	1,392,017	1,304,231
Accumulated depreciation	(737,299)	(674,418)
Property, plant and equipment, net	654,718	629,813

Goodwill	1,306,398	1,281,808
Other intangibles, net	771,942	799,399
Other assets	259,238	241,352
Total assets	$3,981,725	$3,985,734

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$21,082	$15,732
Current maturities of long-term debt	-	65,000
Trade payables	272,232	298,869
Accrued compensation	68,031	78,582
Income taxes payable	18,352	23,229
Other accrued expenses	75,739	60,745
Total current liabilities	455,436	542,157

Long-term debt, excluding current maturities	1,847,844	1,898,384
Accrued pension liabilities	84,336	80,214
Other liabilities	280,201	242,190
Total liabilities	2,667,817	2,762,945

Commitments and contingencies (Note 15)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 51,725,732 and 51,241,190, as of August 29, 2020 and November 30, 2019, respectively	51,726	51,241
Additional paid-in capital	149,305	130,295
Retained earnings	1,442,292	1,384,411
Accumulated other comprehensive loss	(329,932)	(343,600)
Total H.B. Fuller stockholders' equity	1,313,391	1,222,347
Non-controlling interest	517	442
Total equity	1,313,908	1,222,789
Total liabilities, non-controlling interest and total equity	$3,981,725	$3,985,734

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total

Balance at November 30, 2019	$51,241	$130,295	$1,384,411	$(343,600)	$442	$1,222,789
Comprehensive income	-	-	9,895	(5,049)	10	4,856
Dividends	-	-	(8,313)	-	-	(8,313)
Stock option exercises	26	881	-	-	-	907
Share-based compensation plans other, net	206	4,821	-	-	-	5,027
Repurchases of common stock	(66)	(3,146)	-	-	-	(3,212)
Balance at February 29, 2020	$51,407	$132,851	$1,385,993	$(348,649)	$452	$1,222,054
Comprehensive income	-	-	31,613	(31,861)	19	(229)
Dividends	-	-	(8,448)	-	-	(8,448)
Stock option exercises	24	626	-	-	-	650
Share-based compensation plans other, net	121	4,730	-	-	-	4,851
Repurchases of common stock	(1)	(32)	-	-	-	(33)
Balance at May 30, 2020	$51,551	$138,175	$1,409,158	$(380,510)	$471	$1,218,845
Comprehensive income	-	-	41,607	50,578	46	92,231
Dividends	-	-	(8,473)	-	-	(8,473)
Stock option exercises	174	4,832	-	-	-	5,006
Share-based compensation plans other, net	3	6,391	-	-	-	6,394
Repurchases of common stock	(2)	(93)	-	-	-	(95)
Balance at August 29, 2020	$51,726	$149,305	$1,442,292	$(329,932)	$517	$1,313,908

	H.B. Fuller Company Shareholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total

Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principles	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	50,733	95,940	1,286,289	(280,152)	401	1,153,211
Comprehensive income	-	-	12,244	11,817	10	24,071
Dividends	-	-	(7,962)	-	-	(7,962)
Stock option exercises	41	1,025	-	-	-	1,066
Share-based compensation plans other, net	168	6,233	-	-	-	6,401
Repurchases of common stock	(58)	(2,625)	-	-	-	(2,683)
Balance at March 2, 2019	$50,884	$100,573	$1,290,571	$(268,335)	$411	$1,174,104
Comprehensive income	-	-	36,641	(48,809)	(4)	(12,172)
Dividends	-	-	(8,228)	-	-	(8,228)
Stock option exercises	25	746	-	-	-	771
Share-based compensation plans other, net	11	8,627	-	-	-	8,638
Repurchases of common stock	(3)	(121)	-	-	-	(124)
Balance at June 1, 2019	$50,917	$109,825	$1,318,984	$(317,144)	$407	$1,162,989
Comprehensive income	-	-	49,718	(37,980)	13	11,751
Dividends	-	-	(8,239)	-	-	(8,239)
Stock option exercises	26	627	-	-	-	653
Share-based compensation plans other, net	13	8,967	-	-	-	8,980
Repurchases of common stock	(2)	(113)	-	-	-	(115)
Balance at August 31, 2019	$50,954	$119,306	$1,360,463	$(355,124)	$420	$1,176,019

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	August 29, 2020	August 31, 2019
Cash flows from operating activities:
Net income including non-controlling interest	$83,165	$98,619
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	50,558	50,269
Amortization	52,943	56,269
Deferred income taxes	(10,952)	(36,831)
Income from equity method investments, net of dividends received	2,660	1,743
Loss (gain) on sale of assets	118	(19,964)
Share-based compensation	14,087	20,170
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	17,307	(15,674)
Inventories	(17,195)	(17,704)
Other assets	31,372	(31,853)
Trade payables	(9,449)	2,246
Accrued compensation	(12,345)	(10,173)
Other accrued expenses	8,776	7,936
Income taxes payable	330	23,587
Accrued / prepaid pensions	(5,954)	(7,548)
Other liabilities	20,481	10,636
Other	(32,872)	28,520
Net cash provided by operating activities	193,030	160,248

Cash flows from investing activities:
Purchased property, plant and equipment	(71,939)	(47,023)
Purchased businesses, net of cash acquired	(9,500)	(8,042)
Purchase of assets	(5,623)	-
Purchased business remaining equity	-	(9,870)
Proceeds from sale of property, plant and equipment	1,407	5,314
Proceeds from sale of business	-	70,293
Cash received from government grant	-	9,045
Cash payments related to government grant	(5,326)	(1,120)
Net cash provided by (used in) investing activities	(90,981)	18,597

Cash flows from financing activities:
Repayment of long-term debt	(128,000)	(173,500)
Net proceeds of notes payable	8,422	2,667
Dividends paid	(24,970)	(24,181)
Contingent consideration payment	(767)	(3,610)
Proceeds from stock options exercised	6,567	2,495
Repurchases of common stock	(3,342)	(2,922)
Net cash used in financing activities	(142,090)	(199,051)

Effect of exchange rate changes on cash and cash equivalents	2,772	(10,811)
Net change in cash and cash equivalents	(37,269)	(31,017)
Cash and cash equivalents at beginning of period	112,191	150,793
Cash and cash equivalents at end of period	$74,922	$119,776

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

Change in Accounting Principle – Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Subtopic 842). This ASU changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In December 2018, the FASB also issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which clarifies the accounting for lessors for variable payments that relate to both a lease component and a nonlease component and is effective in the same timeframe as ASU 2016-02, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the transition disclosure requirements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842):Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU includes certain clarifications to address potential narrow-scope implementation issues which we have incorporated into our assessment and adoption of ASU No. 2016-02.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU is applicable to our contracts and hedging relationships that reference LIBOR. The guidance is effective immediately and may be applied through December 31, 2022. We are evaluating whether to apply any of the expedients and/or exceptions.

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

Note 2: Acquisitions

D.H.M. Adhesives, Inc.

On February 3, 2020, we acquired certain assets of D.H.M. Adhesives, Inc. (“D.H.M.”) for approximately $9,500 which was funded through existing cash. In addition, the agreement requires us to pay contingent consideration of up to approximately $8,100 based upon a formula related to revenue during the fiscal years ended November 27, 2021 and December 3, 2022. D.H.M., headquartered in Calhoun, Georgia, is a provider of hotmelt adhesives. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $1,063 and customer relationship intangible of $11,900. The fair value of the contingent consideration as of the date of acquisition was $5,000 resulting in a final purchase price of $14,500. See Note 13 for further discussion of the fair value of the contingent consideration. Goodwill is deductible for tax purposes. D.H.M. and the related goodwill are reported in our Hygiene, Health and Consumable Adhesives operating segment. The D.H.M acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Ramapo Sales and Marketing, Inc.

On May 17, 2019, we acquired certain assets from a window and insulating glass sealants sales and distribution company, Ramapo Sales and Marketing, Inc. (“Ramapo”), headquartered in Charleston, South Carolina. This acquisition supports the integration of the insulating glass business that we acquired as part of the Royal Adhesives acquisition. The purchase price of $8,292 was funded through existing cash. In addition, we were required to pay up to $3,400 in contingent consideration based upon financial results for the twelve months ended December 31, 2019. Existing receivables of $2,166 from Ramapo were effectively settled as a result of the acquisition. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $165, customer relationship intangible of $8,800, and additional acquired assets of $4,148. The fair value of the contingent consideration as of the date of acquisition was $2,654, resulting in a final purchase price of $10,947. During the second quarter of 2020, the contingent consideration liability was finalized and adjusted to a final balance of $767. Ramapo and the related goodwill are reported in our Engineering Adhesives operating segment.

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

	Three Months Ended		Nine Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Cost of sales	$371	$287	$438	$1,281
Selling, general and administrative	618	2,615	984	4,358
	$989	$2,902	$1,422	$5,639

The restructuring charges are all recorded in Corporate Unallocated for segment reporting.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 1, 2018	$4,256	$-	$-	$4,256
Expenses incurred	9,140	1,929	3,466	14,535
Non-cash charges	-	(968)	-	(968)
Cash payments	(3,494)	(961)	(2,542)	(6,997)
Foreign currency translation	(72)	-	-	(72)
Balance at November 30, 2019	$9,830	$-	$924	$10,754
Expenses incurred	206	-	1,216	1,422
Cash payments	(5,361)	-	(2,051)	(7,412)
Foreign currency translation	253	-	-	253
Balance at August 29, 2020	$4,928	$-	$89	$5,017

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	August 29,	November 30,
	2020	2019
Raw materials	$173,951	$150,338
Finished goods	180,270	186,929
Total inventories	$354,221	$337,267

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the nine months ended August 29, 2020 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 30, 2019	$321,274	$649,555	$310,979	$1,281,808
Acquisition	1,063	(746)	-	317
Currency impact	10,155	13,954	164	24,273
Balance at August 29, 2020	$332,492	$662,763	$311,143	$1,306,398

As discussed in Note 16, as of the beginning of fiscal 2020, we realigned our operating segment structure and now have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. We allocated goodwill within our reporting units to reflect this realignment using the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	August 29, 2020
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	Other	Total
Original cost	$113,820	$933,982	$63,266	$11,410	$1,122,478
Accumulated amortization	(51,381)	(266,737)	(28,384)	(4,553)	(351,055)
Net identifiable intangibles	$62,439	$667,245	$34,882	$6,857	$771,423

	November 30, 2019
Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Trade Names	Other	Total
Original cost	$109,967	$913,968	$62,537	$27,453	$1,113,925
Accumulated amortization	(43,351)	(223,563)	(24,819)	(23,273)	(315,006)
Net identifiable intangibles	$66,616	$690,405	$37,718	$4,180	$798,919

Amortization expense with respect to amortizable intangible assets was $17,485 and $18,079 for the three months ended August 29, 2020 and August 31, 2019, respectively, and $52,943 and $56,269 for the nine months ended August 29, 2020 and August 31, 2019, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2020	2021	2022	2023	2024	Thereafter
Amortization Expense	$17,845	$70,031	$68,507	$65,657	$60,669	$488,714

Non-amortizable intangible assets as of August 29, 2020 and November 30, 2019 are $519 and $480, respectively and are related to trademarks and trade names.

Note 6: Leases

We adopted ASU No. 2016-02 and related standards (collectively, “ASC 842”), which replaced previous lease accounting guidance, during the first quarter ended February 29, 2020 using the modified retrospective method of adoption. As a result of electing this transition method, prior periods have not been restated. The adoption of ASC 842 resulted in the recording of right-of-use assets and associated lease liabilities of approximately $28,254 each as of the first day of the quarter ended February 29, 2020. ASC 842 did not have a material impact on our Consolidated Statement of Income. We elected the package of practical expedients permitted under the transition guidance within ASC 842, which includes not reassessing lease classification of existing leases. We did not elect the hindsight practical expedient.

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

Certain leases include one or more options to renew, with terms that can extend the lease term up to five years. We include options to renew the lease as part of the right-of-use lease asset and liability when it is reasonably certain we will exercise the option. In addition, certain leases contain termination options with an associated penalty. In general, the Company is not reasonably certain to exercise such options.

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

We also enter into insignificant finance leases.

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	August 29, 2020	August 29, 2020
Operating lease cost	$2,811	$9,290
Variable lease cost	1,631	3,224
Total net lease cost	$4,442	$12,514

Supplemental balance sheet information related to leases is as follows:

	Location on	Nine Months Ended
	Balance Sheet	August 29, 2020
Operating leases:
Operating lease right-of-use assets	Other assets	$26,817

Current operating lease liabilities	Other accrued expenses	8,832
Noncurrent operating lease liabilities	Other liabilities	17,860
Total operating lease liabilities		$26,692

The weighted average remaining lease term is 5.2 years and the weighted average discount rate is 3.8% for the Company's lease agreements as of August 29, 2020.

Supplemental information related to leases is as follows:

Nine Months Ended
August 29, 2020
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,184

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,622

Maturities of lease liabilities are as follows:

Fiscal Year	Amount
Remainder of 2020	$2,919
2021	8,578
2022	5,897
2023	4,539
2024	2,916
2025 and beyond	4,075
Total	28,924
Less: amounts representing interest	(2,232)
Present value of future minimum payments	26,692
Less: current obligations	(8,832)
Noncurrent operating lease liabilities	$17,860

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

Grant-Date Fair Value

We use the Black-Scholes option pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during the nine months ended August 29, 2020 and August 31, 2019 was calculated using the following weighted average assumptions:

	Three Months Ended				Nine Months Ended
	August 29, 2020			August 31, 2019	August 29, 2020			August 31, 2019
Expected life (in years)		5.00		4.75		5.00			4.75
Weighted-average expected volatility		29.91%		23.88%		24.32%			24.26%
Expected volatility	29.35%	-	30.99%	23.88%	24.18%	-	30.99%	23.88%	-	24.76%
Risk-free interest rate		0.28%		1.68%	0.21%	-	1.51%	1.68%	-	2.55%
Weighted-average expected dividend yield		1.46%		1.38%		1.38%			1.40%
Expected dividend yield range	1.43%	-	1.48%	1.38%	1.35%	-	2.53%	1.26%	-	1.45%
Weighted-average fair value of grants		$9.92		$9.12		$9.63			$9.80

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

Total share-based compensation expense was $4,851 and $5,998 for the three months ended August 29, 2020 and August 31, 2019, respectively and $14,087 and $21,657 for the nine months ended August 29, 2020 and August 31, 2019, respectively. All share-based compensation expense was recorded as selling, general and administrative (SG&A) expense.

As of August 29, 2020, there was $7,414 of unrecognized compensation costs related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 0.8 years. Unrecognized compensation costs related to unvested restricted stock units was $6,699, which is expected to be recognized over a weighted-average period of 1.0 year.

Stock Option Activity

The stock option activity for the nine months ended August 29, 2020 is presented below:

		Average
	Options	Exercise Price
Outstanding at November 30, 2019	5,060,310	$46.04
Granted	1,052,968	47.70
Exercised	(227,421)	28.95
Forfeited or cancelled	(164,697)	49.10
Outstanding at August 29, 2020	5,721,160	$46.94

The fair value of options granted during the three months ended August 29, 2020 and August 31, 2019 was $55 and $12, respectively. Total intrinsic value of options exercised during the three months ended August 29, 2020 and August 31, 2019 was $3,016 and $806, respectively. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. The fair value of options granted during the nine months ended August 29, 2020 and August 31, 2019 was $10,132 and $9,426, respectively. Total intrinsic value of options exercised during the nine months ended August 29, 2020 and August 31, 2019 was $3,533 and $2,187, respectively.

Proceeds received from option exercises during the three months ended August 29, 2020 and August 31, 2019 were $5,010 and $658, respectively, and $6,567 and $2,495 during the nine months ended August 29, 2020 and August 31, 2019.

Restricted Stock Activity

The nonvested restricted stock activity for the nine months ended August 29, 2020 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at November 30, 2019	487,997	$46.56	0.8
Granted	210,294	47.71	2.7
Vested	(208,116)	47.85	-
Forfeited	(49,483)	47.60	0.4
Nonvested at August 29, 2020	440,692	$46.39	1.0

Total fair value of restricted stock vested during the three months ended August 29, 2020 and August 31, 2019 was $116 and $360, respectively. Total fair value of restricted stock vested during the nine months ended August 29, 2020 and August 31, 2019 was $9,958 and $8,641, respectively. The total fair value of nonvested restricted stock at August 29, 2020 was $20,443.

We repurchased 772 and 2,479 restricted stock shares during the three months ended August 29, 2020 and August 31, 2019, respectively, and repurchased 66,436 and 63,152 restricted stock shares during the nine months ended August 29, 2020 and August 31, 2019, respectively, related to statutory minimum tax withholding.

Deferred Compensation Activity

We have a Directors’ Deferred Compensation plan that allows non-employee directors to defer all or a portion of their directors’ compensation in a number of investment choices, including units representing shares of our common stock. We also have a Key Employee Deferred Compensation Plan that allows key employees to defer a portion of their eligible compensation in a number of investment choices, including units, representing shares of our common stock. We provide a 10 percent match on deferred compensation invested into units, representing shares of our common stock. The deferred compensation unit activity for the nine months ended August 29, 2020 is presented below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 30, 2019	525,660	36,664	562,324
Participant contributions	35,851	15,786	51,637
Company match contributions	3,585	1,579	5,164
Payouts	(111,436)	(12,536)	(123,972)
Units outstanding August 29, 2020	453,660	41,493	495,153

Deferred compensation units are fully vested at the date of contribution.

Note 8: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended August 29, 2020 and August 31, 2019
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2020	2019	2020	2019	2020	2019
Service cost	$-	$1	$743	$557	$18	$24
Interest cost	2,935	3,673	785	1,154	284	387
Expected return on assets	(6,439)	(6,326)	(2,812)	(2,517)	(1,994)	(1,752)
Amortization:
Prior service cost (benefit)	(1)	3	16	16	-	-
Actuarial loss	1,799	1,169	959	772	15	8
Net periodic benefit	$(1,706)	$(1,480)	$(309)	$(18)	$(1,677)	$(1,333)

	Nine Months Ended August 29, 2020 and August 31, 2019
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2020	2019	2020	2019	2020	2019
Service cost	$-	$3	$2,184	$1,687	$55	$73
Interest cost	8,803	7,346	2,348	3,527	851	1,162
Expected return on assets	(19,318)	(12,652)	(8,408)	(7,710)	(5,982)	(5,259)
Amortization:
Prior service cost (benefit)	(2)	10	48	48	-	-
Actuarial loss	5,397	3,507	2,839	2,347	46	25
Net periodic benefit	$(5,120)	$(1,786)	$(989)	$(101)	$(5,030)	$(3,999)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income (expense), net in the Consolidated Statements of Income.

Note 9: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended August 29, 2020				Three Months Ended August 31, 2019
	H.B. Fuller Stockholders			Non- controlling Interest	H.B. Fuller Stockholders			Non- controlling Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income including non-controlling interest	-	-	$41,607	$24	-	-	$49,718	$12
Foreign currency translation adjustment¹	$46,689	-	46,689	22	$(30,613)	-	(30,613)	1
Defined benefit pension plans adjustment²	2,769	$(691)	2,078	-	1,970	$(500)	1,470	-
Interest rate swap³	5,455	(1,330)	4,125	-	(15,006)	3,752	(11,254)	-
Cross currency swaps³	(2,387)	73	(2,314)	-	2,532	(115)	2,417	-
Other comprehensive income (loss)	$52,526	$(1,948)	50,578	22	$(41,117)	$3,137	(37,980)	1
Comprehensive income			$92,185	$46			$11,738	$13

	Nine Months Ended August 29, 2020				Nine Months Ended August 31, 2019
	H.B. Fuller Stockholders			Non- controlling Interest	H.B. Fuller Stockholders			Non- controlling Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income including non-controlling interest	-	-	$83,115	$50	-	-	$98,603	$16
Foreign currency translation adjustment¹	$13,983	-	13,983	25	$(52,233)	-	(52,233)	3
Reclassification to earnings:
Defined benefit pension plans adjustment²	8,306	$(2,072)	6,234	-	5,938	$(1,506)	4,432	-
Interest rate swap³	(19,515)	4,758	(14,757)	-	(53,035)	13,259	(39,776)	-
Cross currency swaps³	8,353	(145)	8,208	-	13,143	(538)	12,605	-
Other comprehensive income (loss)	$11,127	$2,541	13,668	25	$(86,187)	$11,215	(74,972)	3
Comprehensive income			$96,783	$75			$23,631	$19

¹ Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

² Loss reclassified from accumulated other comprehensive income ("AOCI") into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expense.

³ Income (loss) reclassified from AOCI into earnings is reported in other income (expense), net.

The components of accumulated other comprehensive loss is as follows:

	August 29, 2020
	Total	H.B. Fuller Stockholders	Non- controlling Interest
Foreign currency translation adjustment	$(133,863)	$(133,733)	$(130)
Interest rate swap, net of taxes of ($9,058)	(28,095)	(28,095)	-
Cash flow hedges, net of taxes of $168	9,971	9,971	-
Defined benefit pension plans adjustment, net of taxes of $79,819	(159,734)	(159,734)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(330,062)	$(329,932)	$(130)

	November 30, 2019
	Total	H.B. Fuller Stockholders	Non- controlling Interest
Foreign currency translation adjustment	$(147,821)	$(147,716)	$(105)
Interest rate swap, net of taxes of ($4,300)	(13,338)	(13,338)	-
Cash flow hedges, net of taxes of $21	1,763	1,763	-
Defined benefit pension plans adjustment, net of taxes of $81,891	(165,968)	(165,968)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(343,705)	$(343,600)	$(105)

Note 10: Income Taxes

As of  August 29, 2020, we had a liability of $9,740 recorded for gross unrecognized tax benefits (excluding interest) compared to $8,946 as of November 30, 2019. As of August 29, 2020 and November 30, 2019, we had accrued $1,026 and $834 of gross interest relating to unrecognized tax benefits, respectively.

Income tax expense for the three and nine months ended August 29, 2020 includes $7.2 million and $5.2 million, respectively, of discrete tax benefit relating to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus the U.S. Dollar and various foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 27.1 percent and 27.3 percent for the three and nine months ended August 29, 2020, respectively.

Income tax expense for the three and nine months ended August 31, 2019 includes $6.3 million and $7.2 million, respectively, of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.7 percent and 28.3 percent for the three and nine months ended August 31, 2019.

Note 11: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	August 29,	August 31,	August 29,	August 31,
(Shares in thousands)	2020	2019	2020	2019
Weighted-average common shares - basic	52,130	50,939	51,959	50,864
Equivalent shares from share-based compensations plans	461	563	441	972
Weighted-average common and common equivalent shares diluted	52,591	51,502	52,400	51,836

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

Share-based compensation awards for 3,672,150 and 13,429 shares for the three months ended August 29, 2020 and August 31, 2019, respectively, and 4,034,001 and 152,999 shares for the nine months ended August 29, 2020 and August 31, 2019, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of August 29, 2020, we had the following cash flow hedges: 1) six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2021 and 2022 and 2) one cross-currency swap agreement effective February 24, 2017 to convert a notional amount of $42,600 of foreign currency denominated intercompany loans into U.S. dollars and maturing on October 7, 2020.

As of August 29, 2020, the combined fair value of the swaps was an asset of $1,612 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $9,971 as of August 29, 2020. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of August 29, 2020 that is expected to be reclassified into earnings within the next twelve months is $5,064. As of August 29, 2020, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of August 29, 2020:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2020	1.95%	$42,600	$(4,951)
Receive USD		4.3038%

Pay EUR	2021	2.75%	$133,340	$969
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$5,594
Receive USD		5.1803%

Total			$443,800	$1,612

On March 9, 2018, we entered into an interest rate swap agreement to convert $100,000 of our $2,150,000 Term Loan B issued on October 20, 2017 to a fixed interest rate of 4.490 percent. On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps was a liability of $37,151 at August 29, 2020 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,350,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Cross-currency swap contracts	$(2,387)	$2,532	$8,353	$13,143
Interest rate swap contracts	5,455	(15,006)	(19,515)	(53,035)

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

As of August 29, 2020, we had forward foreign currency contracts maturing between August 31, 2020 and May 18, 2021. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the nine months ended August 29, 2020 and August 31, 2019 were ($4,859) and $3,996, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 29, 2020, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 29, 2020 and November 30, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	August 29,	Fair Value Measurements Using:
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11,846	$11,846	$-	$-
Foreign exchange contract assets	3,004	-	3,004	-
Cross-currency cash flow hedges	1,612	-	1,612	-

Liabilities:
Foreign exchange contract liabilities	$7,865	$-	$7,865	$-
Interest rate swaps, cash flow hedges	37,151	-	37,151	-
Contingent consideration liability	5,000	-	-	5,000

	November 30,	Fair Value Measurements Using:
Description	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,430	$19,430	$-	$-
Foreign exchange contract assets	1,227	-	1,227	-
Interest rate swaps, fair value hedges	5,741	-	5,741	-
Cross-currency cash flow hedges	26,896	-	26,896	-

Liabilities:
Foreign exchange contract liabilities	$1,800	$-	$1,800	$-
Interest rate swaps, cash flow hedges	17,637	-	17,637	-

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

Amounts
Balance at November 30, 2019	$-
Acquisition	5,000
Balance at August 29, 2020	$5,000

Long-term debt had an estimated fair value of $1,846,462 and $2,016,516 as of August 29, 2020 and November 30, 2019, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

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

We did not repurchase any shares under this authorization during the nine months ended August 29, 2020 and August 31, 2019.

Note 15: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $6,989 and $8,535 as of August 29, 2020 and November 30, 2019, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,851 and $4,117 as of August 29, 2020 and November 30, 2019, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	August 29, 2020	August 31, 2019	November 30, 2019
Lawsuits and claims settled	3	5	24
Settlement amounts	$80	$232	$2,487
Insurance payments received or expected to be received	$54	$177	$1,937

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

Note 16: Operating Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. For segment evaluation by the chief operating decision maker, segment operating income is identified as gross profit less SG&A expenses. Beginning in the third quarter of 2020, we are also presenting earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain non-recurring items, as this measure is also being used for assessing performance. Corporate assets are not allocated to the operating segments. Operating results of each of our segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

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

The table below provides certain information regarding net revenue and segment operating income (loss) for each of our operating segments.

	Three Months Ended
	August 29, 2020		August 31, 2019
		Segment		Segment
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$320,187	$31,883	$328,420	$32,638
Engineering Adhesives	276,083	29,873	286,716	36,847
Construction Adhesives	95,193	4,284	108,406	7,650
Total segment	691,463	66,040	723,542	77,135
Corporate Unallocated	-	(7,309)	1,834	(10,429)
Total	$691,463	$58,731	$725,376	$66,706

	Nine Months Ended
	August 29, 2020		August 31, 2019
		Segment		Segment
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$977,373	$89,556	$986,166	$85,576
Engineering Adhesives	761,040	65,386	855,010	98,146
Construction Adhesives	274,216	9,436	302,987	14,246
Total segment	2,012,629	164,378	2,144,163	197,968
Corporate Unallocated	-	(19,991)	13,731	(24,670)
Total	$2,012,629	$144,387	$2,157,894	$173,298

Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments. For the three and nine months ended August 31, 2019, Corporate Unallocated also includes operating results related to our surfactants and thickeners business, which we divested during the third quarter of 2019.

The table below provides a reconciliation of segment operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
Operating income	$58,731	$66,706	$144,387	$173,298
Other income, net	3,722	22,762	11,740	29,113
Interest expense	(20,196)	(25,607)	(64,597)	(79,354)
Interest income	2,945	3,115	8,761	9,191
Income before income taxes and income from equity method investments	$45,202	$66,976	$100,291	$132,248

The adjusted EBITDA information presented below does not conform to U.S. GAAP and should not be construed as an alternative to the reported results determined in accordance with U.S. GAAP. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization and certain adjustments. Management has included this non-GAAP information to assist in understanding the operating performance of the company and its operating segments. Adjusted EBITDA is reconciled to net income attributable to H.B. Fuller, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP.

	Three Months Ended		Nine Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019

Adjusted EBITDA
Health, Hygiene and Consumable Adhesives	$43,697	45,146	$127,914	$123,700
Engineering Adhesives	46,831	52,152	112,918	144,521
Construction Adhesives	14,394	17,486	39,893	44,185
Corporate Unallocated	785	1,339	3,377	7,761
Total	105,707	116,123	284,102	320,167

Adjusted items:
Adjustments	(1,657)	(5,491)	9,771	8,779
Interest expense	20,220	25,607	64,650	79,354
Interest income	(2,945)	(3,115)	(8,761)	(9,191)
Income taxes	14,050	14,798	32,335	37,219
Depreciation and amortization expense	34,432	34,606	102,992	105,403
Total	64,100	66,405	200,987	221,564

Net income attributable to H.B. Fuller	$41,607	$49,718	$83,115	$98,603

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended August 29, 2020

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$179,209	$114,358	$84,379	$-	$377,946
EIMEA	91,813	81,783	4,418	-	178,014
Asia Pacific	49,165	79,942	6,396	-	135,503
	$320,187	$276,083	$95,193	$-	$691,463

	Three Months Ended August 31, 2019

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$185,356	$120,519	$96,463	$1,834	$404,172
EIMEA	95,719	90,113	5,940	-	191,772
Asia Pacific	47,345	76,084	6,003	-	129,432
	$328,420	$286,716	$108,406	$1,834	$725,376

	Nine Months Ended August 29, 2020
	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$543,066	$309,742	$242,685	$-	$1,095,493
EIMEA	282,418	237,102	15,049	-	534,569
Asia Pacific	151,889	214,196	16,482	-	382,567
	$977,373	$761,040	$274,216	$-	$2,012,629

	Nine Months Ended August 31, 2019
	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$545,903	$345,175	$268,697	$13,731	$1,173,506
EIMEA	291,372	284,101	16,627	-	592,100
Asia Pacific	148,891	225,734	17,663	-	392,288
	$986,166	$855,010	$302,987	$13,731	$2,157,894

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 30, 2019 for important background information related to our business.

Net revenue in the third quarter of 2020 decreased 4.7 percent from the third quarter of 2019. Net revenue decreased 2.1 percent due to sales volume, 0.4 percent due to unfavorable product pricing and 0.2 percent due to the divestiture of our surfactants and thickeners business. Negative currency effects of 2.0 percent compared to the third quarter of 2019 were primarily driven by the weaker Brazilian real, Turkish lira, Argentinian peso, Mexican peso and Chinese renminbi, partially offset by a stronger Euro compared to the U.S. dollar. Gross profit margin decreased 140 basis points primarily due to lower sales volume and unfavorable mix partially offset by lower raw material costs.

Net revenue in the first nine months of 2020 decreased 6.7 percent from the third quarter of 2019. Net revenue decreased 3.1 percent due to sales volume, 0.7 percent due to unfavorable product pricing and 0.6 percent due to the divestiture of our surfactants and thickeners business. Negative currency effects of 2.3 percent compared to the first nine months of 2019 were primarily driven by the weaker Brazilian real, Argentinian peso, Chinese renminbi, Turkish lira and Euro compared to the U.S. dollar. Gross profit margin decreased 110 basis points primarily due to lower sales volume and unfavorable mix partially offset by lower raw material costs.

Net income attributable to H.B. Fuller in the third quarter of 2020 was $41.6 million compared to $49.7 million in the third quarter of 2019. On a diluted earnings per share basis, the third quarter of 2020 was $0.79 per share compared to $0.97 per share for the third quarter of 2019.

Net income attributable to H.B. Fuller in the first nine months of 2020 was $83.1 million compared to $98.6 million in the first nine months of 2019. On a diluted earnings per share basis, the first nine months of 2020 was $1.59 per share compared to $1.90 per share for the first nine months of 2019.

Market Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. Its full financial impact is unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns and duration of the economic slowdown and nature and timing of a recovery. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. We are closely monitoring the situation to help ensure the well-being of our employees, customers and suppliers to minimize disruptions and provide for the safe and reliable supply of products to our customers. In accordance with the guidance provided by both the World Health Organization and the U.S. Centers for Disease Control and Prevention, we have implemented safe work practices, including social distancing and work from home guidelines.

See "Risk Factors" in Item 1A of this Quarterly Report on Form 10-Q for further information of the possible impact of the COVID-19 pandemic on our business.

Restructuring Plans

2020 Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three segments (“2020 Restructuring Plan”). In implementing the 2020 Restructuring Plan, we expect to incur costs of approximately $9.0 million to $11.0 million ($7.1 million to $8.7 million after-tax), which includes (i) cash expenditures of approximately $6.0 million to $8.0 million ($4.8 million to $6.4 million after tax) for severance and related employee costs globally and (ii) $3.0 million ($2.3 million after-tax) related to streamlining of processes and other restructuring-related costs. All restructuring costs are expected to be cash costs. We have incurred costs of $10.9 million under this plan as of August 29, 2020. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed by mid-year of fiscal year 2021.

Royal Adhesives Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we have incurred costs of approximately $11.2 million, which includes (i) cash expenditures of approximately $6.3 million for severance and related employee costs globally and (ii) other costs of approximately $4.9 million related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $8.5 million of the costs were cash costs. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is substantially complete.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$691.5	$725.4	(4.7%)	$2,012.6	$2,157.9	(6.7%)

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2020 compared to the same periods in 2019:

	Three Months Ended	Nine Months Ended
	August 29, 2020 vs. August 31, 2019	August 29, 2020 vs. August 31, 2019
Organic growth	(2.5%)	(3.8%)
M&A	(0.2%)	(0.6%)
Currency	(2.0%)	(2.3%)
Total	(4.7%)	(6.7%)

Organic growth was a negative 2.5 percent in the third quarter of 2020 compared to the third quarter of 2019 driven by a 12.2 percent decrease in Construction Adhesives and a 2.9 percent decrease in Engineering Adhesives, partially offset by 1.1 percent growth in the Hygiene, Health and Consumable Adhesives segment. The decrease is predominately driven by a decrease in sales volume. The 0.2 percent decrease related to M&A is due to the sale of our surfactants and thickeners business in 2019. The negative 2.0 percent currency impact was primarily driven by a weaker Brazilian real, Turkish lira, Argentinian peso, Mexican peso and Chinese renminbi partially offset by a stronger Euro compared to the U.S. dollar.

Organic growth was a negative 3.8 percent in the first nine months of 2020 compared to the first nine months of 2019 driven by a 9.5 percent decrease in Engineering Adhesives and a 9.2 percent decrease in Construction Adhesives, partially offset by 2.7 percent growth in the Hygiene, Health and Consumable Adhesives segment. The decrease is predominately driven by a decrease in sales volume. The 0.6 percent decrease related to M&A is due to the sale of our surfactants and thickeners business in 2019. The negative 2.3 percent currency impact was primarily driven by a weaker Brazilian real, Argentinian peso, Chinese renminbi, Turkish lira and Euro compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Raw materials	$366.7	$382.5	(4.1%)	$1,069.7	$1,144.4	(6.5%)
Other manufacturing costs	136.9	135.6	1.0%	399.9	407.8	(1.9%)
Cost of sales	$503.6	$518.1	(2.8%)	$1,469.6	$1,552.2	(5.3%)
Percent of net revenue	72.8%	71.4%		73.0%	71.9%

Cost of sales in the third quarter of 2020 compared to the third quarter of 2019 increased 140 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 30 basis points in the third quarter of 2020 compared to the third quarter of 2019. Other manufacturing costs as a percentage of revenue increased 110 basis points in the third quarter of 2020 compared to the third quarter of 2019 primarily due to the impact of lower sales volume and unfavorable mix.

Cost of sales in the first nine months of 2020 compared to the first nine months of 2019 increased 110 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 10 basis points as a percentage of net revenue in the first nine months of 2020 compared to the first nine months of 2019. Other manufacturing costs as a percentage of revenue increased 100 basis points in the first nine months of 2020 compared to the first nine months of 2019 primarily due to the impact of lower sales volume and unfavorable mix.

Gross profit:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Gross profit	$187.8	$207.3	(9.4%)	$543.0	$605.7	(10.4%)
Percent of net revenue	27.2%	28.6%		27.0%	28.1%

Gross profit in the third quarter of 2020 decreased 9.4 percent and gross profit margin decreased 140 basis points compared to the third quarter of 2019. The decrease in gross profit margin was primarily due to lower sales volume and unfavorable mix partially offset by lower raw material costs.

Gross profit in the first nine months of 2020 decreased 10.4 percent and gross profit margin decreased 110 basis points compared to the first nine months of 2019. The decrease in gross profit margin was primarily due to lower sales volume and unfavorable mix partially offset by lower raw material costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
SG&A	$129.1	$140.6	(8.2%)	$398.6	$432.4	(7.8%)
Percent of net revenue	18.7%	19.4%		19.8%	20.0%

SG&A expenses for the third quarter of 2020 decreased $11.5 million, or 8.2 percent, compared to the third quarter of 2019. The decrease is primarily due to cost savings realized from our business realignment to three segments and lower discretionary spending.

SG&A expenses for the first nine months of 2020 decreased $33.8 million, or 7.8 percent, compared to the first nine months of 2019. The decrease is primarily due to cost savings realized from our business realignment to three segments and lower discretionary spending.

Other income, net:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Other income, net	$3.7	$22.8	(83.8%)	$11.7	$29.1	(59.8%)

Other income, net in the third quarter of 2020 included $4.5 million of net defined benefit pension benefits, offset by $0.6 of other expense and $0.2 million of currency transaction losses. Other income, net in the third quarter of 2019 included a $20.3 million on gain on sale of assets, $3.4 million of net defined benefit pension benefits and $0.7 million of other income, offset by $1.6 million of currency transaction losses.

Other income, net in the first nine months of 2020 included $13.4 million of net defined benefit pension benefits, offset by $1.7 million of currency transaction losses. Other income, net in the first nine months of 2019 included a $20.0 million gain on sale of assets, $10.3 million of net defined benefit pension benefits and $1.0 million of other income, offset by $2.2 million of currency transaction losses.

Interest expense:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Interest expense	$20.2	$25.6	(21.1%)	$64.6	$79.4	(18.6%)

Interest expense in the third quarter of 2020 was $20.2 million compared to $25.6 million in the third quarter of 2019. Interest expense in the third quarter of 2020 compared to the third quarter of 2019 was lower due to lower U.S. debt balances and lower interest rates.

Interest expense in the first nine months of 2020 was $64.6 million compared to $79.4 million in the first nine months of 2019. Interest expense in the first nine months of 2020 compared to the first nine months of 2019 was lower due to lower U.S. debt balances.

Interest income:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Interest income	$2.9	$3.1	(6.5%)	$8.8	$9.2	(4.3%)

Interest income in the third quarter of 2020 was $2.9 million. Interest income in the third quarter of 2019 was $3.1 million.

Interest income in the first nine months of 2020 was $8.8 million. Interest income in the nine months of 2019 was $9.2 million.

Income taxes:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Income taxes	$5.1	$19.3	(73.6%)	$22.2	$38.9	(42.9%)
Effective tax rate	11.3%	28.8%		22.1%	29.4%

Income tax expense of $5.1 million in the third quarter of 2020 includes $7.2 million of discrete tax benefit relating to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus the U.S. Dollar and various foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 27.1 percent. Income tax expense of $19.3 million in the third quarter of 2019 included $6.3 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.7 percent. The reduction in rate excluding discrete taxes relates to changes in the geographic mix of earnings.

Income tax expense of $22.2 million in the first nine months of 2020 includes $5.2 million of discrete tax benefit relating to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus the U.S. Dollar and various foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 27.3 percent. Income tax expense of $38.9 million in the first nine months of 2019 included $7.2 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.3 percent. The reduction in rate excluding discrete taxes relates to changes in the geographic mix of earnings.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Income from equity method investments	$1.5	$2.1	(28.6%)	$5.1	$5.3	(3.8%)

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the third quarter of 2020 and for the first nine months of 2020 compared to the same periods of 2019 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net income attributable to H.B. Fuller	$41.6	$49.7	(16.3%)	$83.1	$98.6	(15.7%)
Percent of net revenue	6.0%	6.9%		4.1%	4.6%

The net income attributable to H.B. Fuller for the third quarter of 2020 was $41.6 million compared to $49.7 million for the third quarter of 2019. The diluted earnings per share for the third quarter of 2020 was $0.79 per share as compared to $0.97 per share for the third quarter of 2019.

The net income attributable to H.B. Fuller for the first nine months of 2020 was $83.1 million compared to $98.6 million for the first nine months of 2019. The diluted earnings per share for the first nine months of 2020 was $1.59 per share as compared to $1.90 per share for the first nine months of 2019.

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

The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments.

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and the results of business divestitures.

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	August 29, 2020		August 31, 2019		August 29, 2020		August 31, 2019
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$320.2	46%	$328.5	45%	$977.4	48%	$986.2	46%
Engineering Adhesives	276.1	40%	286.7	40%	761.0	38%	855.0	40%
Construction Adhesives	95.2	14%	108.4	15%	274.2	14%	303.0	14%
Segment total	$691.5	100%	$723.6	100%	$2,012.6	100%	$2,144.2	100%
Corporate Unallocated	-	-	1.8	0%	-	-	13.7	0%
Total	$691.5	100%	$725.4	100%	$2,012.6	100%	$2,157.9	100%

Segment Operating Income (Loss):

	Three Months Ended				Nine Months Ended
	August 29, 2020		August 31, 2019		August 29, 2020		August 31, 2019
($ in millions)	Segment Operating Income (Loss)	% of Total	Segment Operating Income (Loss)	% of Total	Segment Operating Income (Loss)	% of Total	Segment Operating Income (Loss)	% of Total
Hygiene, Health and Consumable Adhesives	$31.9	54%	$32.6	49%	$89.6	62%	$85.6	49%
Engineering Adhesives	29.8	51%	36.8	55%	65.4	45%	98.2	57%
Construction Adhesives	4.3	7%	7.7	12%	9.4	7%	14.2	8%
Segment total	$66.0	112%	$77.1	116%	$164.4	114%	$198.0	114%
Corporate Unallocated	(7.3)	(12%)	(10.4)	(16%)	(20.0)	(14%)	(24.7)	(14%)
Total	$58.7	100%	$66.7	100%	$144.4	100%	$173.3	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$320.2	$328.5	(2.5%)	$977.4	$986.2	(0.9%)
Segment operating income	$31.9	$32.6	(2.1%)	$89.6	$85.6	4.7%
Segment operating margin	10.0%	9.9%		9.2%	8.7%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 29, 2020 vs. August 31, 2019	August 29, 2020 vs. August 31, 2019
Organic growth	1.1%	2.7%
Currency	(3.6%)	(3.6%)
Total	(2.5%)	(0.9%)

Net revenue decreased 2.5 percent in the third quarter of 2020 compared to the third quarter of 2019. The increase in organic growth was attributable to an increase in product price as well as a slight increase in sales volume. The negative currency effect was due to the weaker Brazilian real, Argentinian peso, Turkish lira and Mexican peso partially offset by a stronger Euro compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 60 basis points due to unfavorable product mix partially offset by lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 20 basis points. SG&A expenses as a percentage of net revenue decreased 90 basis points primarily due to costs savings realized from our business realignment to three segments and lower discretionary spending. Segment operating income decreased 2.1 percent and segment operating margin as a percentage of net revenue increased 10 basis points compared to the third quarter of 2019.

Net revenue decreased 0.9 percent in the first nine months of 2020 compared to the first nine months of 2019. The increase in organic growth was attributable to an increase in sales volume. The negative currency effect was due to the weaker Brazilian real, Argentinian peso, Turkish lira, Mexican peso and Chinese renminbi compared to the U.S. dollar. As a percentage of net revenue, raw material costs were flat. Other manufacturing costs as a percentage of net revenue increased 30 basis points. SG&A expenses as a percentage of net revenue decreased 80 basis points primarily due to costs savings realized from our business realignment to three segments and lower discretionary spending. Segment operating income increased 4.7 percent and segment operating margin as a percentage of net revenue increased 50 basis points compared to the first nine months of 2019.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$276.1	$286.7	(3.7%)	$761.0	$855.0	(11.0%)
Segment operating income	$29.8	$36.8	(19.0%)	$65.4	$98.2	(33.4%)
Segment operating margin	10.8%	12.8%		8.6%	11.5%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 29, 2020 vs. August 31, 2019	August 29, 2020 vs. August 31, 2019
Organic growth	(2.9%)	(9.5%)
Currency	(0.8%)	(1.5%)
Total	(3.7%)	(11.0%)

Net revenue decreased 3.7 percent in the third quarter of 2020 compared to the third quarter of 2019. The decrease in organic growth was attributable to a decrease in sales volume and product pricing. The negative currency effect was due to a weaker Chinese renminbi, Turkish lira, Brazilian real and Argentinian peso partially offset by a stronger Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 20 basis points. Other manufacturing costs as a percentage of net revenue increased 180 basis points due to lower net revenue. SG&A expenses as a percentage of net revenue was flat. Segment operating income decreased 19.0 percent and segment operating margin decreased 200 basis points compared to the third quarter of 2019.

Net revenue decreased 11.0 percent in the first nine months of 2020 compared to the first nine months of 2019. The decrease in organic growth was attributable to a decrease in sales volume and product pricing. The negative currency effect was due to a weaker Chinese renminbi, Brazilian real, Euro and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 30 basis points. Other manufacturing costs as a percentage of net revenue increased 140 basis points due to lower net revenue. SG&A expenses as a percentage of net revenue increased 120 basis points due to lower net revenue. Segment operating income decreased 33.4 percent and segment operating margin decreased 290 basis points compared to the first nine months of 2019.

Construction Adhesives

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$95.2	$108.4	(12.2%)	$274.2	$303.0	(9.5%)
Segment operating income	$4.3	$7.7	(44.2%)	$9.4	$14.2	(33.8%)
Segment operating margin	4.5%	7.1%		3.4%	4.7%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 29, 2020 vs. August 31, 2019	August 29, 2020 vs. August 31, 2019
Organic growth	(12.2%)	(9.2%)
Currency	0.0%	(0.3%)
Total	(12.2%)	(9.5%)

Net revenue decreased 12.2 percent in the third quarter of 2020 compared to the third quarter of 2019. The decrease in organic growth was attributable to a decrease in sales volume and unfavorable product pricing. The currency effect was flat. Raw material costs as a percentage of net revenue decreased 130 basis points due to lower raw material costs compared to the third quarter of 2019. Other manufacturing costs as a percentage of net revenue increased 260 basis points due lower net revenue. SG&A expenses as a percentage of net revenue increased 130 basis points due to lower net revenue. Segment operating income decreased 44.2 percent and segment operating margin decreased 260 basis points compared to the third quarter of 2019.

Net revenue decreased 9.5 percent in the first nine months of 2020 compared to the first nine months of 2019. The decrease in organic growth was attributable to a decrease in sales volume and unfavorable product pricing. The negative currency effect was due to the weaker Australian dollar and Canadian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 110 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 170 basis points due to lower net revenue. SG&A expenses as a percentage of net revenue increased 70 basis points due to lower net revenue. Segment operating income decreased 33.8 percent and segment operating margin decreased 130 basis points compared to the first nine months of 2019.

Corporate Unallocated

	Three Months Ended			Nine Months Ended
	August 29,	August 31,	2020 vs	August 29,	August 31,	2020 vs
($ in millions)	2020	2019	2019	2020	2019	2019
Net revenue	$-	$1.8	(100.0%)	$-	$13.7	(100.0%)
Segment operating loss	$(7.3)	$(10.4)	(29.8%)	$(20.0)	$(24.7)	(19.0%)
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and the results of business divestitures.

Net revenue in Corporate Unallocated in the third quarter of 2019 included revenue from our surfactants and thickeners business that was divested during the third quarter of 2019. Segment operating loss decreased 29.8 percent compared to the third quarter of 2019 reflecting increased organizational realignment costs.

Net revenue in Corporate Unallocated in the first nine months of 2019 included revenue from our surfactants and thickeners business that was divested during the third quarter of 2019. Segment operating loss decreased 19.0 percent compared to the first nine months of 2019 reflecting increased organizational realignment costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 29, 2020 were $74.9 million compared to $112.2 million as of November 30, 2019 and $119.8 million as of August 31, 2019. The majority of the $74.9 million in cash and cash equivalents as of August 29, 2020 was held outside the United States. Total long and short-term debt was $1,868.9 million as of August 29, 2020, $1,979.1 million as of November 30, 2019 and $2,097.1 million as of August 31, 2019. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 58.7 percent as of August 29, 2020 as compared to 61.8 percent as of November 30, 2019 and 64.1 percent as of August 31, 2019.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 29, 2020, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 29, 2020
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement and Term Loan B Credit Agreement	Not greater than 5.9	4.1

●	TTM = Trailing 12 months

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

	August 29,	August 31,
	2020	2019
Net working capital as a percentage of annualized net revenue[1]	20.2%	20.2%
Accounts receivable DSO (in days)[2]	60	59
Inventory days on hand (in days)[3]	64	67
Free cash flow after dividends[4]	$96.1	$89.0
Total debt to total capital ratio[5]	58.7%	64.1%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Nine Months Ended
($ in millions)	August 29, 2020	August 31, 2019
Net cash provided by operating activities	$193.0	$160.2
Less: Purchased property, plant and equipment	71.9	47.0
Less: Dividends paid	25.0	24.2
Free cash flow after dividends	$96.1	$89.0

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	August 29,	August 31,
($ in millions)	2020	2019
Net cash provided by operating activities	$193.0	$160.2

Net income including non-controlling interest was $83.2 million in the first nine months of 2020 compared to $98.6 million in the first nine months of 2019. Depreciation and amortization expense totaled $103.5 million in the first nine months of 2020 compared to $106.5 million in the first nine months of 2019. Deferred income taxes was a use of cash of $11.0 million in 2020 compared to $36.8 million in the first nine months of 2019. Accrued compensation was a use of cash of $12.3 million in 2020 compared to $10.2 million last year. The higher use of cash in 2020 was related to lower accruals for our employee incentive plans in the current year. Other assets was a source of cash of $31.4 million in the nine months ending August 29, 2020 compared to a use of cash of $31.9 million in the same period last year. Other liabilities was a source of cash of $20.5 million in the first nine months of 2020 compared to $10.6 million in the first nine months of 2019.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $9.3 million compared to $31.2 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Nine Months Ended
	August 29,	August 31,
($ in millions)	2020	2019
Trade receivables, net	$17.3	$(15.7)
Inventory	(17.2)	(17.7)
Trade payables	(9.4)	2.2
Total cash flow impact	$(9.3)	$(31.2)

●

Trade Receivables, net – Trade receivables, net was a source of cash of $17.3 million and a use of cash of $15.7 million in the first nine months of 2020 and 2019, respectively. The source of cash in 2020 compared to the use of cash in 2019 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 60 days at August 29, 2020 and 59 days at August 31, 2019.

●

Inventory – Inventory was a use of cash of $17.2 million and $17.7 million in the first nine months of 2020 and 2019, respectively. The lower use of cash in 2020 is due to decreasing inventory levels in 2020 compared to 2019. Inventory days on hand were 64 days as of August 29, 2020 and 67 days as of August 31, 2019.

●

Trade Payables – Trade payables was a use of cash of $9.4 million and a source of cash of $2.2 million in the first nine months of 2020 and 2019, respectively. The use of cash in 2020 compared to source of cash in 2019 reflects higher payments on trade payables in the current year.

Cash Flows from Investing Activities:

	Nine Months Ended
	August 29,	August 31,
($ in millions)	2020	2019
Net cash used in investing activities	$(91.0)	$18.6

Purchases of property, plant and equipment were $71.9 million during the first nine months 2020 as compared to $47.0 million for the same period of 2019, reflecting the timing of capital projects and expenditures related to growth initiatives.

Cash Flows from Financing Activities:

	Nine Months Ended
	August 29,	August 31,
($ in millions)	2020	2019
Net cash used in financing activities	$(142.1)	$(199.1)

Repayments of long-term debt were $128.0 million in the nine months ended August 29, 2020 and $173.5 million in the nine months ended August 31, 2019. Net proceeds of notes payable were $8.4 million in the nine months ended August 29, 2020 and $2.7 million in the same period of 2019. Cash dividends paid were $25.0 million in the nine months ended August 29, 2020 compared to $24.2 million in the same period of 2019. Repurchases of common stock were $3.3 million in the nine months ended August 29, 2020 compared to $2.9 million in the same period of 2019.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 29, 2020. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of August 29, 2020, our disclosure controls and procedures were effective.

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

We are engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. As of August 29, 2020, we had reserved $7.0 million, which represents our best estimate of probable liabilities with respect to environmental matters. Of the amount reserved, $3.9 million is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
($ in millions)	August 29, 2020	August 31, 2019	November 30, 2019
Lawsuits and claims settled	3	5	24
Settlement amounts	$0.08	$0.2	$2.5
Insurance payments received or expected to be received	$0.05	$0.2	$1.9

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter ended August 29, 2020 is as follows:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (millions)

May 31, 2020 - June 4, 2020	-	$-	$187,170

June 5, 2020 - August 1, 2020	2,309	$40.85	$187,170

August 2, 2020 - August 29, 2020	32	$45.34	$187,170

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 29, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 24, 2020	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 29, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).