Form 10-K
period 2020-11-28
FULLER H B CO
filed 2021-01-26
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-09225

H.B. FULLER COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0268370
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1200 Willow Lake Boulevard, St. Paul, Minnesota	55110-5101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 236-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00	FUL	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act: none

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 29, 2020 was approximately $1,924,019,850 (based on the closing price of such stock as quoted on the New York Stock Exchange of $37.62 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 51,969,463 as of January 21, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2021.

H.B. FULLER COMPANY

2020 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2020, 2019 and 2018 herein, the reference is to our fiscal years ended November 28, 2020, November 30, 2019 and December 1, 2018, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 35 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, windows, doors, flooring, roofing, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automobiles, recreational vehicles, buses, trucks and trailers, marine products, solar energy systems, electronics and products for the aerospace and defense industries. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. In addition, we have established a variety of product offerings for residential construction markets, such as tile-setting adhesives, grouts, sealants and related products.

As of November 30, 2019, we had five reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Adhesives and Engineering Adhesives. As of the beginning of fiscal 2020, we realigned our operating segment structure and now have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. The change in operating segments is based on how we have organized the company to make operating decisions and assess business performance. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in Item 7 of this Annual Report for a description of our segment operating results.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. As of November 28, 2020, we had sales offices and manufacturing plants in 21 countries outside the United States and satellite sales offices in another 13 countries.

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

Our products are delivered directly to customers primarily from our manufacturing and distribution facilities, with additional deliveries made through distributors and retailers.

Human Capital Resources and Management

Employees and Labor Relations

As of November 28, 2020, we have approximately 6,428 employees in 45 countries, including approximately 2,510 employees based in the U.S. Approximately 448 U.S. employees are subject to collective bargaining agreements with various unions. Approximately 755 employees in foreign countries are subject to collective bargaining agreements. Overall, we consider our employee relations to be good.

Health and Safety

We care about our colleagues and anyone who enters our workplace and we believe that nothing we do is worth getting hurt for. We have a strong Environmental, Health and Safety program that focuses on implementing policies and training programs, as well as performing self-audits to enhance work safety. Importantly during 2020, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

Competitive Pay and Benefits

Our primary compensation strategy is “Pay for Performance”, which supports a culture of accountability and performance. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We believe that these principles are strongly aligned with the strategic priorities of our business and our objectives to deliver value for our shareholders.

We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization. We conduct global pay equity assessments and compensation reviews, and when necessary, we take action to address areas of concern.

Quality, affordable health care is the foundation of the comprehensive benefits package we offer our employees. It is one of the tools we use to recruit and retain, and it is seen as the preferred benefit by most employees. Employees earning below $50,000 each year have 100% of their individual health care costs covered by the Company in the form of a medical premium reimbursement. Employees with family coverage still must cover the difference between the individual and family rate.

Results-Driven, Collaborative Culture

Our purpose is connecting what matters for all stakeholders and we go about this by winning the right way through our core values. We expect employees to act with integrity and hold each other accountable for our actions. We value our global team’s diverse perspectives, backgrounds and experiences. We make daily, conscious choices to excel, by always bringing passion and creativity to our work, and by striving for innovation ethically and fairly. Our worldwide network of culture champions supports our focus on being At Our Best. Our communication on goals, targets and performance is frequent and transparent. In response to the COVID-19 pandemic, we quickly adopted and implemented principles supporting new and more efficient ways of performing our work to ensure even more and better connections across the company, as well as with customers and external partners. This supports our desire to be first and fastest in finding solutions for customers and improving our overall effectiveness. Finally, we continue to take great pride in our focus on giving back to the communities in which we operate through the giving efforts of the H.B. Fuller Foundation and the thousands of employee volunteer hours each year.

Inclusion and Diversity

As a global company, we currently have employees present in over 40 countries around the world. We place strong value on collaboration and we believe that working together leads to better outcomes for our customers. This extends to the way we treat each other as team members. We strive to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the diverse opinions, background and viewpoints of employees. We believe that diversity in our teams leads to new ideas, helps us solve problems and allows us to better connect with our global customer base.

We are taking specific actions to foster inclusion and diversity into our culture. Learning resources have been implemented to support greater awareness and understanding of the behaviors expected from employees. We will be introducing employee networking groups, an expanded and enhanced mentoring program and focused development programs with the goal of creating meaningful opportunities for employees. We will also adjust our recruiting practices to ensure we are getting the right level of exposure to diverse candidates.

Talent Development

We recognize how important it is for our colleagues to develop and progress in their careers. We provide a variety of resources to help our colleagues grow in their current roles and build new skills, including online development resources focused on specific business imperatives with access to hundreds of online courses in our Learning Management system. We are implementing an innovative delivery method for leadership training to drive experiential learning and to increase access to leaders around the world. Individual development planning is a part of our annual goal setting process and people managers are expected to have regular discussions with employees to measure progress and make needed adjustments. We focus on getting employees into roles with greater responsibility and opportunities for advancement that are also aligned with their career path to facilitate development and maximize potential. Finally, we provide ambitious employees with short-term opportunities in unique assignments in addition to their current roles. These assignments support the employees’ development while also supporting company initiatives that are required to be resourced with talented employees.

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

Through designing and developing new polymers and new formulations, we expect to continue to grow in our current markets. We also develop new applications for existing products and technologies, and improve manufacturing processes to enhance productivity and product quality. Research and development efforts are closely aligned to customer needs. We foster open innovation, seek supplier-driven new technology and use relationships with academic and other institutions to enhance our capabilities.

Regulatory Compliance

We comply with applicable federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency (the “EPA”) and the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation. This includes regular review of and upgrades to environmental, health and safety policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding. Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $10.1 million, including approximately $1.6 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

The Foreign Corrupt Practices Act (the “FCPA”) prohibits bribery of government officials to benefit business interests. We operate and sell our products in countries that are rated as high-risk for corruption, which creates the risk of unauthorized conduct by our employees, customs brokers, distributors or other third party intermediaries that could be in violation of the FCPA or similar local regulations. We comply with the FCPA’s requirements to make and keep accurate books and records that accurately and fairly reflect our transactions and to devise and maintain an adequate system of internal accounting controls.

We are also subject to and comply with increasingly complex privacy and data protection laws and regulations in the United States and other jurisdictions. This includes the European Union’s General Data Protection Regulation (“GDPR”), which enforces rules relating to the protection of processing and movement of personal data. The interpretation and enforcement of such regulations are continuously evolving and there may be uncertainty with respect to how to comply with them. Noncompliance with GDPR and other data protection laws could result in damage to our reputation and payment of monetary penalties.

Seasonality

Our operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, mainly due to international holidays and the seasonal decline in construction and consumer spending activities.

Information About Our Executive Officers

The following table shows the name, age and business experience for the past five years of the executive officers as of January 6, 2021. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served

James J. Owens	56	President and Chief Executive Officer	November 2010 - Present

Zhiwei Cai	58	Executive Vice President, Engineering Adhesives	August 2019 - Present
		Senior Vice President, Engineering Adhesives	February 2016 - August 2019
		Vice President, TONSAN and Electronics	2014 - 2016

Theodore M. Clark	67	Executive Vice President and Chief Operating Officer	August 2019 - Present
		Senior Vice President, Royal Adhesives	October 2017 - August 2019
		President and CEO of Royal Adhesives and Sealants, LLC	2003 - 2017

John J. Corkrean	55	Executive Vice President and Chief Financial Officer	May 2016 - Present
		Senior Vice President, Finance - Global Energy Services, NALCO Champion, an Ecolab Inc.	2014 - 2016
		company (supplier of chemicals and related services to the oil & gas industry)

Traci L. Jensen	54	Vice President, Global Business Process Improvement	December 2019 - Present
		Senior Vice President, Construction Products	July 2016 - December 2019
		Senior Vice President, Americas Adhesives	January 2013 - July 2016

Timothy J. Keenan	63	Vice President, General Counsel and Corporate Secretary	December 2006 - Present

M. Shahbaz Malik	53	Senior Vice President, Construction Adhesives	December 2019 - Present
		Vice President and Business Leader, North America Distribution, Masonite International Corporation (global residential doors business)	2018 - 2019
		Senior Vice President, Sales, Marketing and Supply Chain, Continental Building Products, Inc. (North America manufacturer of wallboard and joint compound materials)	2014 - 2018

Andrew E. Tometich	54	Executive Vice President, Hygiene, Health and Consumable Adhesives	September 2019 - Present
		Senior Vice President, Specialty Materials, Corning Incorporated (global company specializing in specialty glass, ceramics, and related materials and technologies)	2017 - 2019
		President, Performance Silicones, The Dow Chemical Company (a global sustainable materials science company)	2016 - 2017
		Senior Vice President, Silicones, Dow Corning Corporation (joint venture between The Dow Chemical Company and Corning Incorporated)	2014 - 2016

Nathanial D. Weaver	45	Vice President, Human Resources	March 2020 - Present
		Director, Human Resources	2017 - March 2020
		Vice President, Global Hygiene	2013 - 2017

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

Strategic and Operational Risks

The COVID-19 pandemic has affected and will continue to affect our operations and financial results.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which became a global pandemic. Throughout fiscal year 2020, the COVID-19 pandemic had a significant disruptive impact on global economies, supply chains and industrial production, which resulted in reduced demand in some markets, while at the same time driving elevated demand for adhesive solutions for paper products, food and e-commerce packaging, and hygiene and medical goods. We effectively managed our global operations throughout the pandemic, implementing rigorous protocols focused on the health and safety of our employees and ensuring business continuity across our supplier, manufacturing and distribution networks. These actions enabled us to meet our customers’ increased demands for adhesive solutions for essential goods, effectively allocate our resources and manage expenses, and deliver strong financial results, while maintaining a safe workplace for employees. However, due to the evolving and highly uncertain nature of this event, it is currently not possible to estimate any additional direct or indirect impacts this outbreak may have on our business. Any disruption of the manufacturing of our products, commerce and related activity caused by the COVID-19 pandemic could materially and adversely affect our results of operations and financial condition.

Increases in prices and declines in the availability of raw materials could negatively impact our financial results.

In 2020, raw material costs made up approximately 75 percent of our cost of sales. Accordingly, changes in the cost of raw materials can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins. Based on 2020 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $11.0 million or $0.21 per diluted share.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE, which will upgrade and standardize our information system. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2020, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia and various other businesses in North America. During 2021 and beyond, we will continue implementation in North America, EIMEA and Asia Pacific.

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

As part of our growth strategy, from time to time, we have made acquisitions of complementary businesses or products. The ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions. If we fail to successfully integrate acquisitions into our existing business, our results of operations and our cash flows could be adversely affected. Our acquisition strategy also involves other risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions, and difficulties implementing and maintaining consistent standards, controls, procedures, policies and systems. Future acquisitions could result in additional debt and other liabilities, and increased interest expense, restructuring charges and amortization expense related to intangible assets.

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

Our global operations expose us to trade and economic sanctions and other restrictions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA and other federal statutes and regulations, including those established by the OFAC. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws, regulations, policies or procedures could adversely impact our business, results of operations and financial condition.

Although we have implemented policies and procedures in these areas, we cannot assure that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, suppliers and agents have not engaged and will not engage in conduct in violation of such policies and procedures.

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

The Company’s effective tax rate could be volatile and materially change as a result of the adoption of new tax legislation and other factors.

A change in tax laws is one of many factors that impact the Company’s effective tax rate. The U.S. Congress and other government agencies in jurisdictions where the Company does business have had an extended focus on issues related to the taxation of multinational corporations.  As a result, the tax laws in the U.S. and other countries in which the Company does business could change, and any such changes could adversely impact our effective tax rate, financial condition and results of operations.

The Organization for Economic Co-operation and Development (OECD), an international association of 34 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes.

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

The results of the U.S. presidential election could lead to changes in tax laws that could negatively impact the Company’s effective tax rate. Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, the creation of a 10% penalty on certain imports and a 15% minimum tax on worldwide book income. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to the Company’s effective tax rate.

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

Financial Risks

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

Our current indebtedness could have a negative impact on our liquidity or restrict our activities.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. In a November 30, 2020 announcement, LIBOR’s administrator signaled to the market that USD LIBOR for the most liquid maturities is now likely to continue to be published until June 30, 2023, which would allow time for most legacy contracts to mature before USD LIBOR is no longer available, and would also allow for more time for SOFR to develop.  If LIBOR ceases to exist prior to the maturity of our contracts, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

MacroeconomicRisks

Uncertainties in foreign economic, political, regulatory and social conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 55 percent, or $1.5 billion, of our net revenue was generated outside the United States in 2020. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

Fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2020, the change in foreign currencies negatively impacted our net revenue by approximately $46.3 million. In 2020, we spent approximately $1.5 billion for raw materials worldwide of which approximately $791.3 million was purchased outside the United States. Based on 2020 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $7.9 million or $0.15 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

Unexpected events, including global pandemics, natural disasters and severe weather events, fires or explosions at our facilities or those of our suppliers, acts of war or terrorism, supply disruptions or breaches of security of our information technology systems could increase the cost of doing business or otherwise harm our operations, our customers and our suppliers. Such events could reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers and deliver products to our customers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned. Manufacturing operations are carried out at 34 plants located throughout the United States and at 37 plants located in 21 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of November 28, 2020 (each of the listed properties are owned by us, unless otherwise specified):

Segment			Segment
Hygiene, Health and Consumable Adhesives			Engineering Adhesives
Argentina	Buenos Aires		France	Surbourg
Australia	Dandenong South		Germany	Wunstorf
Australia	Sydney[1]		Germany	Nienburg
Brazil	Sorocaba[2]		Germany	Langelsheim[1]
Brazil	Curitiba[1]		Germany	Pirmasens
Brazil	Guarulhos		Italy	Pianezze
Chile	Maipu, Santiago		People's Republic of China	Beijing
Colombia	Rionegro		People's Republic of China	Nanjing
Egypt	6th of October City	`	People's Republic of China	Nanjing[1]
France	Blois		People's Republic of China	Suzhou
Germany	Lueneburg		People's Republic of China	Suzhou
Greece	Lamia		People's Republic of China	Yantai
India	Pune		People's Republic of China	Yantai
Indonesia	Mojokerto		Portugal	Mindelo
Kenya	Nairobi[1]		United Kingdom	Preston[1]
Malaysia	Selangor		United States	California - Irvine[1]
New Zealand	Auckland[1]		United States	California - Wilmington[1]
People's Republic of China	Guangzhou		United States	Georgia - Norcross[1]
Philippines	Manila		United States	Georgia - Ball Ground[1]
United Kingdom	Dukinfield		United States	Illinois - Frankfort - Corsair
United States	Georgia - Covington		United States	Illinois - Frankfort - West Drive
United States	Georgia - Tucker		United States	Indiana - South Bend
United States	Illinois - Seneca		United States	Massachusetts - Peabody[1]
United States	Illinois - Elgin - Executive		United States	Michigan - Grand Rapids
United States	Illinois - Huntley[2]		United States	Minnesota - Fridley
United States	Kentucky - Paducah		United States	New Hampshire - Raymond[1]
United States	Ohio - Blue Ash		United States	New Jersey - Wayne[1]
United States	Minnesota - Vadnais Heights
United States	New York - Syracuse[1]		Construction Adhesives
United States	South Carolina - Simpsonville		Canada	Ontario[1]
United States	Texas - Mesquite		United States	California - La Mirada
United States	California - Roseville		United States	Florida - Gainesville
United States	Washington - Vancouver		United States	Georgia - Dalton
Vietnam	Binh Duong[1]		United States	Illinois - Aurora
			United States	Michigan - Michigan Center
			United States	New Jersey - Edison
			United States	Ohio - Chagrin Falls
			United States	Texas - Houston
			United States	Texas - Mansfield

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

We are also engaged in environmental remediation and monitoring efforts at a number of current and former operating facilities. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish a financial provision. It is reasonably possible that we may have additional liabilities related to these known environmental matters. However, the full extent of our future liability for environmental matters is difficult to predict because of uncertainty as to the cost of investigation and clean up of the sites, our responsibility for such hazardous substances and the number of and financial condition of other potentially responsible parties.

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

Other Legal Proceedings

From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, environmental, health and safety, tax and employment matters. While we are unable to predict the outcome of these matters, we have concluded, based upon currently available information, that the ultimate resolution of any pending matter, individually or in the aggregate, including asbestos, will not have a material adverse effect on our results of operations, financial condition or cash flow. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

During 2018, we retained legal counsel to conduct an internal investigation of the possible resale of our hygiene products into Iran by certain customers of our subsidiaries in Turkey (beginning in 2011) and India (beginning in 2014), in possible violation of the economic sanctions against Iran administered by OFAC and our compliance policy. The sales to these customers represented less than one percent of our net revenue in the 2018 fiscal year. The sales to the customers who were reselling our products into Iran ceased during fiscal year 2018 and we do not currently conduct any business in Iran. In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC and, in September 2018, we submitted the results and findings of our investigation to OFAC. In December 2020, we received formal notification from OFAC that it had completed its review of the Company’s investigation and voluntary disclosure and that OFAC has decided to issue a Cautionary Letter instead of pursuing a civil monetary penalty or taking other enforcement action. While OFAC has indicated that future enforcement action is not precluded if additional information warrants renewed attention, the Cautionary Letter represents OFAC’s final enforcement response to our investigation and voluntary disclosure, so we now consider this matter closed.

For additional information regarding environmental matters and other legal proceedings, see Note 14 to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol FUL. As of January 21, 2021, there were 1,351 common shareholders of record for our common stock.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2020 is as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	(d) Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Program (thousands)

August 29, 2020 - October 3, 2020	-	$-	-	$187,170

October 4, 2020 - October 31, 2020	-	$-	-	$187,170

November 1, 2020 - November 28, 2020	-	$-	-	$187,170

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

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on November 28, 2015, and also assumes the reinvestment of all dividends.

Item 6. Selected Financial Data

The table that follows presents selected financial data for each of the last five years from the Company’s consolidated financial statements and should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of November 28, 2020 and November 30, 2019 and for the years ended November 28, 2020, November 30, 2019 and December 1, 2018 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K.

(Dollars in thousands, except per share amounts)		Fiscal Years
	2020	2019	2018	2017 [3]	2016 [1,2,3]
Net revenue	$2,790,269	$2,897,000	$3,041,002	$2,306,043	$2,094,605

Net income including non-controlling interests[1]	$123,788	$130,844	$171,232	$59,466	$121,917
Percent of net revenue	4.4	4.5	5.6	2.6	5.8
Total assets	$4,036,704	$3,985,734	$4,176,314	$4,373,243	$2,066,565
Long-term debt, excluding current maturities	$1,756,985	$1,898,384	$2,141,532	$2,398,927	$585,759

Per Common Share:

Basic	$2.38	$2.57	$3.38	$1.18	$2.43
Diluted	$2.36	$2.52	$3.29	$1.15	$2.37

Dividends declared and paid	$0.648	$0.635	$0.615	$0.590	$0.550

1 2016 includes after-tax charges of $(0.2) million related to special charges, net.

2 2016 contained 53 weeks.

3 Amounts have been adjusted retrospectively for changes in accounting principles.

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

The Hygiene, Health and Consumable Adhesives operating segment manufactures and supplies adhesives products in the assembly, packaging, converting, nonwoven and hygiene, health and beauty, flexible packaging, graphic arts and envelope markets. The Engineering Adhesives operating segment provides high-performance adhesives to the transportation, electronics, medical, clean energy, aerospace and defense, performance wood, insulating glass, textile, appliance and heavy machinery markets. The Construction Adhesives operating segment provides floor preparation, grouts and mortars for tile setting, and adhesives for soft flooring, and pressure-sensitive adhesives, tapes and sealants for the commercial roofing industry as well as sealants and related products for heating, ventilation and air conditioning installations.

Total Company

When reviewing our financial statements, it is important to understand how certain external factors impact us. These factors include:

●	Changes in the prices of our raw materials that are primarily derived from refining crude oil and natural gas,

●	Global supply of and demand for raw materials,

●	Economic growth rates, and

●	Currency exchange rates compared to the U.S. dollar

We purchase thousands of raw materials, the majority of which are petroleum/natural gas derivatives. The price of these derivatives impacts the cost of our raw materials. However, the supply of and demand for key raw materials has a greater impact on our costs. As demand increases in high-growth areas, the supply of key raw materials may tighten, resulting in certain materials being put on allocation. Natural disasters, such as hurricanes, also can have an impact as key raw material producers are shut down for extended periods of time. We continually monitor capacity utilization figures, market supply and demand conditions, feedstock costs and inventory levels, as well as derivative and intermediate prices, which affect our raw materials. With approximately 73 percent of our cost of sales accounted for by raw materials, our financial results are extremely sensitive to changing costs in this area.

The pace of economic growth directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In business components such as Construction Adhesives and insulating glass in Engineering Adhesives, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. The fluctuations of the Euro and the Chinese renminbi against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2020, currency fluctuations had a negative impact on net revenue of approximately $46.0 million as compared to 2019.

Key financial results and transactions for 2020 included the following:

●

Net revenue decreased 3.7 percent from 2019 primarily driven by a 1.6 percent decrease due to currency fluctuations, a 1.0 percent decrease in sales volume, a 0.6 percent in product pricing and a 0.5 percent decrease due to the divestiture of our surfactants and thickeners business.

●	Gross profit margin decreased to 27.1 percent from 27.9 percent in 2019 primarily due to lower net revenue and higher manufacturing costs.

●	Cash flow generated by operating activities was $331.6 million in 2020 as compared to $269.2 million in 2019 and $253.3 million in 2018.

Our total year organic sales growth, which we define as the combined variances from sales volume and product pricing, decreased 1.6 percent for 2020 compared to 2019.

In 2020, our diluted earnings per share was $ 2.36 compared to $2.52 in 2019 and $3.29 in 2018. The lower earnings per share in 2020 compared to 2019 was due to lower net revenue partially offset by lower operating costs, lower income tax expense and lower interest expense. Also, the gain on the sale of our surfactants and thickeners business was recorded in 2019. The lower earnings per share in 2019 compared to 2018 was due to lower net revenue and higher income tax expense, which were partially offset by lower operating costs and the gain on the sale of our surfactants and thickeners business.

Changes in Accounting Principles

In the first quarter of 2020, we adopted new accounting standards related to the accounting for leases which requires us to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements. Prior periods were not restated for this adoption.

In the first quarter of 2019, we adopted a new accounting standard related to revenue recognition which requires us to recognize the amount of revenue to which we expect to be entitled for the transfer of promised goods or services to customers. Prior periods were not restated for this adoption.

In the first quarter of 2019, we also adopted a new accounting standard related to the classification of pension expense which requires us to include only the service component of pension expense in operating expenses with the other components included in non-operating expenses. We have retrospectively adjusted the Consolidated Statements of Income for the year ended December 1, 2018 to reflect this change.

Project ONE

In December 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing, and financial reporting. The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2020, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia and various other business in North America. During 2021 and beyond, we will continue implementation in North America, EIMEA and Asia Pacific.

Total expenditures for Project ONE are estimated to be $170 to $185 million, of which 50-55% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $97 million, of which approximately $48 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plans

2020 Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). We have incurred costs of $13.8 million under this plan as of November 28, 2020. We expect to incur total costs of approximately $20.0 million ($15.8 million after-tax), which includes cash expenditures for severance and related employee costs globally, costs related to streamlining of processes, and other restructuring-related costs. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed in 2022.

Royal Adhesives Restructuring Plan

During the first quarter of 2018, we approved a restructuring plan consisting of consolidation plans, organizational changes and other actions related to the integration of the operations of Royal Adhesives with the operations of the Company (the “Royal Adhesives Restructuring Plan”). In implementing the Royal Adhesives Restructuring Plan, we have incurred costs of approximately $11.4 million, which includes cash expenditures, severance and related employee costs globally and other costs related to the optimization of production facilities, streamlining of processes and accelerated depreciation of long-lived assets. Approximately $8.7 million of the costs were cash costs. The Royal Adhesives Restructuring Plan was implemented in the first quarter of 2018 and is substantially complete.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units are as follows: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives.

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our 2020 impairment test, included a 21 percent control premium.

For the 2020 impairment test, the fair value of the reporting units exceeded the respective carrying values by 9 percent to 85 percent ("headroom"). Significant assumptions used in the DCF analysis included discount rates that ranged from 7.5 percent to 9.3 percent and long-term revenue growth rates. The Construction Adhesives reporting unit had headroom of 9 percent. An increase in the discount rate of 55 basis points or a decrease in the long-term revenue growth rates of 45 percent would result in the fair value of the Construction Adhesives reporting unit falling below its carrying value. The Engineering Adhesives and Hygiene, Health and Consumable Adhesives reporting units had significant fair value in excess of carrying value.

As of November 28, 2020, the carrying value of goodwill assigned to the Construction Adhesives reporting unit was $311.0 million. Management will continue to monitor these reporting units for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units. Most significantly, for our Construction Adhesives reporting unit, a decrease in the planned volume revenue growth would negatively impact the fair value of the reporting unit and the calculation of excess carrying value.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 2.53 percent at November 28, 2020, as compared to 3.19 percent at November 30, 2019 and 4.51 percent at December 1, 2018. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at November 28, 2020 would impact U.S. pension and other postretirement plan (income) expense by approximately $0.2 million (pre-tax) in fiscal 2021. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.50 percent in 2020 and 7.50 in 2019 and 7.75 in 2018. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2020, the expected long-term rate of return on the target equities allocation was 8.00 percent and the expected long-term rate of return on the target fixed-income allocation was 3.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.5 million (pre-tax).

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

U.S. Pension Plan Historical Actual Rates of Return	Total Portfolio	Equities	Fixed Income

10-year period	9.1%	9.0%	8.6%
20-year period	9.5%	9.3%	8.7	%*

* Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 8.2 percent is since inception (14 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.23 percent in 2020 compared to 6.21 percent in 2019 and 6.20 percent in 2018. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan.  Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. In the U.S., we have used the rate of 4.50 percent for 2020, 2019 and 2018. Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate is for the supplemental executive retirement plan only. Projected salary increase assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plans.

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

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of November 28, 2020, the valuation allowance to reduce deferred tax assets totaled $21.8 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $14.6 million as of November 28, 2020.

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

Results of Operations

Net revenue

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net revenue	$2,790.3	$2,897.0	$3,041.0	(3.7%)	(4.7)%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis the past two years:

	2020 vs 2019	2019 vs 2018
Organic growth	(1.6)%	(1.1)%
M&A	(0.5)%	(0.3)%
Currency	(1.6)%	(3.3)%
Total	(3.7)%	(4.7)%

Organic growth was a negative 1.6 percent in 2020 compared to 2019 driven by a 6.7 percent decrease in Construction Adhesives and a 5.5 percent decrease in Engineering Adhesives, partially offset by 3.3 percent growth in Hygiene, Health and Consumable Adhesives. The decrease was driven by a decrease in sales volume and product pricing. There was a 0.5 percent decrease due to the divestiture of our surfactants and thickeners business during 2019. The negative 1.6 percent currency impact was primarily driven by a weaker Brazilian real, Turkish lira, Argentinian peso, Mexican peso and Colombian peso partially offset by a stronger Euro and Egyptian pound compared to the U.S. dollar.

Organic growth was a negative 1.1 percent in 2019 compared to 2018 driven by a 12.0 percent decrease in Construction Adhesives, partially offset by 1.2 percent growth in Engineering Adhesives and 0.6 percent growth in Hygiene, Health and Consumable Adhesives. The decrease was predominately driven by a decrease in sales volume. There was a 0.3 percent decrease due to the divestiture of our surfactants and thickeners business during 2019. The negative 3.3 percent currency impact was primarily driven by a weaker Euro, Chinese renminbi, Argentinian peso, Brazilian real and Turkish lira compared to the U.S. dollar.

Cost of sales

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Raw materials	$1,476.4	$1,535.7	$1,660.1	(3.9)%	(7.5)%
Other manufacturing costs	557.2	554.4	552.7	0.5%	0.3%
Cost of sales	$2,033.6	$2,090.1	$2,212.8	(2.7)%	(5.5)%
Percent of net revenue	72.9%	72.1%	72.8%

Cost of sales in 2020 compared to 2019 increased 80 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 10 basis points in 2020 compared to 2019. Other manufacturing costs as a percentage of net revenue increased 90 basis points in 2020 compared to 2019 primarily due to the impact of lower net revenue and higher manufacturing costs.

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

Gross profit

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Gross profit	$756.7	$806.9	$828.2	(6.2)%	(2.6)%
Percent of net revenue	27.1%	27.9%	27.2%

Gross profit in 2020 decreased 6.2 percent and gross profit margin decreased 80 basis points compared to 2019. The decrease in gross profit margin was primarily due to lower net revenue and higher manufacturing costs.

Gross profit in 2019 decreased 2.6 percent and gross profit margin increased 70 basis points compared to 2018. The increase in gross profit margin was primarily due to increased product pricing and lower raw material costs partially offset by lower sales volume and higher manufacturing waste and scrap costs.

Selling, general and administrative expenses

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
SG&A	$538.3	$580.9	$590.3	(7.3)%	(1.6)%
Percent of net revenue	19.3%	20.1%	19.4%

SG&A expenses for 2020 decreased $42.6 million, or 7.3 percent, compared to 2019. The decrease is primarily due to cost savings realized from our business realignment to three segments and lower discretionary spending.

SG&A expenses for 2019 decreased $9.4 million, or 1.6 percent, compared to 2018. The decrease is primarily due to general spending reductions and the favorable impact of foreign currency exchange rates on spending outside the U.S.

Other income, net

($ in millions)	2020	2019	2018
Other income, net	$15.4	$37.9	$18.1

Other income, net includes foreign transaction losses of $3.1 million, $1.2 million and $4.5 million in 2020, 2019 and 2018, respectively. Loss on disposal of assets was $0.1 million in 2020 and gains on disposal of assets were $24.1 million and $3.1 in 2019 and 2018, respectively. Defined benefit pension benefit was $17.9 million, $13.7 million and $16.9 million in 2020, 2019 and 2018, respectively. Other income of $0.7 million, $1.3 million and $2.6 million was also included in 2020, 2019 and 2018, respectively.

Interest expense

($ in millions)	2020	2019	2018
Interest expense	$86.8	$103.3	$111.0

Interest expense was $86.8 million, $103.3 million and $111.0 million of interest expense in 2020, 2019 and 2018, respectively. The decrease in interest expense is due to lower U.S. debt balances. We capitalized $0.6 million, $0.4 million and $0.3 million of interest expense in 2020, 2019 and 2018 respectively.

Interest income

($ in millions)	2020	2019	2018
Interest income	$11.4	$12.2	$11.7

Interest income in 2020, 2019 and 2018 was $11.4 million, $12.2 million and $11.7 million, respectively.

Income taxes:

($ in millions)	2020	2019	2018
Income tax benefit (expense)	$(41.9)	$(49.4)	$6.4
Effective tax rate	26.5%	28.6%	(4.1)%

Income tax expense of $41.9 million in 2020 includes $1.1 million of discrete tax expense, primarily related to tax expense for uncertain tax positions and several foreign discrete items, offset by U.S. benefits for state deferred rate changes and a benefit related to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus US dollar. Excluding the discrete tax expense of $1.1 million, the overall effective tax rate was 25.8 percent. The increase in the overall effective tax rate for 2020 compared to 2019, excluding the impact of discrete items, is primarily due to the ongoing effects of U.S. Tax Reform.

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

Income from equity method investments

($ in millions)	2020	2019	2018
Income from equity method investments	$7.4	$7.4	$8.2

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for 2020 and 2019 compared to 2018 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net income attributable to H.B. Fuller	$123.7	$130.8	$171.2	(5.4)%	(23.6)%
Percent of net revenue	4.4%	4.5%	5.6%

Net income attributable to H.B. Fuller was $123.7 million in 2020 compared to $130.8 million in 2019 and $171.2 million in 2018. Diluted earnings per share were $2.36 per share in 2020, $2.52 per share for 2019 and $3.29 per share for 2018.

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

Beginning in 2020, certain amounts are included within Corporate Unallocated instead of within the operating segments to better align with our internal management view of financial information.  Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, the results of business divestitures and costs related to the implementation of Project ONE.

Net Revenue by Segment

	2020		2019		2018
	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$1,332.8	48%	$1,328.3	46%	$1,375.6	46%
Engineering Adhesives	1,088.3	39%	1,158.4	40%	1,186.5	39%
Construction Adhesives	369.2	13%	396.6	14%	454.2	15%
Segment total	2,790.3	100%	2,883.3	100%	3,016.3	100%
Corporate Unallocated	-	0%	13.7	0%	24.7	0%
Total	$2,790.3	100%	$2,897.0	100%	$3,041.0	100%

Segment Operating Income (Loss)

	2020		2019		2018
	Operating	% of	Operating	% of	Operating	% of
($ in millions)	Income (Loss)	Total	Income (Loss)	Total	Income (Loss)	Total
Hygiene, Health and Consumable Adhesives	$130.8	60%	$116.0	51%	$120.5	51%
Engineering Adhesives	104.0	48%	136.3	60%	119.4	50%
Construction Adhesives	11.1	5%	16.6	7%	39.1	16%
Segment total	245.9	113%	268.9	118%	279.0	117%
Corporate Unallocated	(27.6)	(13)%	(42.9)	(18)%	(41.1)	(17)%
Total	$218.3	100%	$226.0	100%	$237.9	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported in the Consolidated Statements of Income.

($ in millions)	2020	2019	2018
Segment operating income	$218.3	$226.0	$237.9
Other income, net	15.4	37.9	18.1
Interest expense	(86.8)	(103.3)	(111.0)
Interest income	11.4	12.2	11.7
Income before income taxes and income from equity method investments	$158.3	$172.8	$156.7

Hygiene, Health and Consumable Adhesives

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net revenue	$1,332.8	$1,328.3	$1,375.6	0.3%	(3.4)%
Segment operating income	$130.8	$116.0	$120.5	12.8%	(3.7)%
Segment profit margin %		9.8%	8.7%	8.8%

The following tables provide details of Hygiene, Health and Consumable Adhesives net revenue variances:

	2020 vs 2019	2019 vs 2018
Organic growth	3.3%	0.6%
Currency	(3.0)%	(4.0)%
Total	0.3%	(3.4)%

Net revenue increased 0.3 percent in 2020 compared to 2019. The 3.3 percent increase in organic growth was attributable to an increase in sales volume, partially offset by a decrease in product pricing. The negative currency effect was due to the weaker Brazilian real, Argentinian peso, Turkish lira, Mexican peso and Colombian peso partially offset by a stronger Egyptian pound and Euro compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 50 basis points. Other manufacturing costs as a percentage of net revenue increased 40 basis points. SG&A expenses as a percentage of net revenue decreased 100 basis points in 2020 as compared to 2019 primarily due to costs savings realized from our business realignment to three segments and lower discretionary spending. Segment operating income increased 12.8 percent and segment operating margin as a percentage of net revenue increased 110 basis points in 2020 as compared to 2019.

Net revenue decreased 3.4 percent in 2019 compared to 2018. The 0.6 percent increase in organic growth was attributable to increased product pricing, partially offset by a decrease in sales volume. The negative currency effect was due to the weaker Argentinian peso, Euro, Turkish lira, Brazilian real and Chinese renminbi compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 120 basis points primarily due to increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 80 basis points primarily due to lower sales volume. SG&A expenses as a percentage of net revenue increased 30 basis points in 2019 as compared to 2018. Segment operating income decreased 3.7 percent and segment operating margin as a percentage of net revenue decreased 10 basis points in 2019 as compared to 2018.

Engineering Adhesives

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net revenue	$1,088.3	$1,158.4	$1,186.5	(6.1)%	(2.4)%
Segment operating income	$104.0	$136.3	$119.4	(23.7)%	14.2%
Segment profit margin %	9.6%	11.8%	10.1%

The following tables provide details of Engineering Adhesives net revenue variances:

	2020 vs 2019	2019 vs 2018
Organic growth	(5.5)%	1.2%
Currency	(0.6)%	(3.6)%
Total	(6.1)%	(2.4)%

Net revenue decreased 6.1 percent in 2020 compared to 2019. The 5.5 percent decrease in organic growth was attributable to lower sales volume and product pricing. The negative currency effect was due to a weaker Brazilian real, Turkish lira and Argentinian peso partially offset by a stronger Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 30 basis points. Other manufacturing costs as a percentage of net revenue increased 130 basis points due to lower net revenue. SG&A expense as a percentage of net revenue increased 60 basis points due to lower net revenue. Segment operating income decreased 23.7 percent and segment operating margin decreased 220 basis points compared to 2019.

Net revenue decreased 2.4 percent in 2019 compared to 2018. The 1.2 percent increase in organic growth was attributable to an increase in sales volume, partially offset by decreased product pricing. Sales volume growth was primarily driven by strong performance in the electronics and new energy markets. The negative currency effect was due to a weaker Chinese renminbi and Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 260 basis points due to favorable product mix and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 90 basis points due to higher production and integration costs. SG&A expense as a percentage of net revenue was flat. Segment operating income increased 14.2 percent and segment operating margin increased 170 basis points compared to 2018.

Construction Adhesives

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net revenue	$369.2	$396.6	$454.2	(6.9)%	(12.7)%
Segment operating income (loss)	$11.1	$16.6	$39.1	(33.1)%	(57.5)%
Segment profit margin %	3.0%	4.2%	8.6%

The following tables provide details of Construction Adhesives net revenue variances:

	2020 vs 2019	2019 vs 2018
Organic growth	(6.7)%	(12.0)%
Currency	(0.2)%	(0.7)%
Total	(6.9)%	(12.7)%

Net revenue decreased 6.9 percent in 2020 compared to 2019. The 6.7 percent decrease in organic growth was attributable to lower sales volume and product pricing. The negative currency effect was due to the weaker Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 60 basis points primarily due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 160 basis points primarily due to lower net revenue. SG&A expenses as a percentage of net revenue increased 20 basis points. Segment operating income decreased 33.1 percent and segment operating margin decreased 120 basis points compared to 2019.

Net revenue decreased 12.7 percent in 2019 compared to 2018. The 12.0 percent decrease in organic growth was attributable to lower sales volume partially offset by increased product pricing. The negative currency effect was due to the weaker Australian dollar and Canadian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 80 basis points primarily due to increased product pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 300 basis points primarily due to higher production costs, the impact of lower sales volume and higher manufacturing waste and scrap costs. SG&A expenses as a percentage of net revenue increased 220 basis points due to lower sales volume. Segment operating income decreased 57.5 percent and segment operating margin decreased 440 basis points compared to 2018.

Corporate Unallocated

($ in millions)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net revenue	$-	$13.7	$24.7	(100.0)%	(44.5)%
Segment operating loss	$(27.6)	$(42.9)	$(41.1)	(35.7)%	4.4%
Segment profit margin %	NMP	(313.1)%	(166.4)%

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, the results of business divestitures and costs related to the implementation of Project ONE.

Net revenue in Corporate Unallocated for 2019 and 2018 included revenue from our surfactants and thickeners business that was divested during the third quarter of 2019. Segment operating loss decreased 35.7 percent in 2020 reflecting decreased organizational realignment costs compared to 2019. Segment operating loss increased 4.4 percent in 2019 reflecting increased organizational realignment costs compared to 2018.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 28, 2020 were $100.5 million compared to $112.2 million as of November 30, 2019. Total long and short-term debt was $1,773.9 million as of November 28, 2020 and $1,979.1 million as of November 30, 2019.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 28, 2020, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of November 28, 2020
Total Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.9	2.9
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.9	2.8
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	4.7

●	TTM = trailing 12 months

●

EBITDA for Term Loan B covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Term Loan B Credit Agreement and can be found in the Company’s 8-K filing dated October 20, 2017.

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2021.

Net Financial Assets (Liabilities)

($ in millions)	2020	2019
Financial assets:
Cash and cash equivalents	$100.5	$112.2
Foreign exchange contracts	2.3	1.2
Cash flow hedges	2.5	26.9
Fair value hedges	-	5.7
Financial liabilities:
Notes payable	(16.9)	(15.7)
Long-term debt	(1,757.0)	(1,963.4)
Foreign exchange contracts	(5.3)	(1.8)
Interest rate swaps	(33.3)	(17.6)
Net financial liabilities	$(1,706.9)	$(1,852.5)

Of the $100.5 million in cash and cash equivalents as of November 28, 2020, $82.6 million was held outside the U.S. Of the $82.6 million of cash held outside the U.S., earnings on $77.3 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

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

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $16.9 million at November 28, 2020 and $15.7 million at November 30, 2019. These amounts primarily represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 8.1 percent in 2020 and 8.9 percent in 2019.

Long-Term Debt

Long-term debt consisted of a secured term loan (“Term Loan B”) and two unsecured public notes (“Public Notes”). The Term Loan B has a principal amount of $1,157.7 million and bears a floating interest rate at LIBOR plus 2.00 percent (2.15 percent at November 28, 2020) and matures in fiscal year 2024. The 10-year Public Notes have a principal amount of $300.0 million, bear fixed interest at 4.00 percent and mature in 2027. We are subject to a par call of 1.00 percent except within three months of the maturity date. The 8-year Public Notes have a principal amount of $300.0 million, bear fixed interest at 4.25 percent and mature in 2028. We are subject to a par call plus 50 percent of coupon in year 4, plus 25 percent of coupon in year 5 and at par thereafter. We currently have no intention to prepay the Public Notes. Additional details on the Public Notes and the Term Loan B Credit Agreement can be found in Form 8-K dated February 9, 2017, Form 8-K dated October 20, 2017 and Form 8-K dated October 20, 2020, respectively.

We executed interest rate swap agreements for the purpose of obtaining a fixed interest rate on $1,125.0 million of the $2,150.0 million Term Loan B. We have designated forecasted interest payments resulting from the variability of 1-month LIBOR in relation to $1,125.0 million of the Term Loan B as the hedged item in cash flow hedges. The combined fair value of the interest rate swaps in total was a liability of $33.3 million at November 28, 2020 and was included in other liabilities in the Consolidated Balance Sheets. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125.0 million variable rate Term Loan B are compared with the change in the fair value of the swaps.

We entered into interest rate swap agreements to convert $150.0 million of our $300.0 million Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. See Note 7 to the Consolidated Financial Statements for further discussion on the issuance of our Public Notes. The swaps were designated for hedge accounting treatment as fair value hedges. We applied the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150.0 million fixed rate Public Notes are compared with the change in the fair value of the swaps. On May 1, 2020, we terminated the swap agreement. Upon termination, we received $15.8 million in cash. The remaining swap liability will be accounted for as a discount on long-term debt and will be amortized to interest expense over the remaining life of the Public Notes of seven years.

Lines of Credit

We have a revolving credit agreement with a consortium of financial institutions at November 28, 2020. This credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes up to a maximum of $400.0 million. Interest on the revolving credit facility is payable at LIBOR plus 2.00 percent (2.15 percent at November 28, 2020). A facility fee of 0.25 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rate and the facility fee are based on a leverage grid. The credit facility expires on July 22, 2024. As of November 28, 2020, our lines of credit were undrawn. Additional details on the revolving credit agreement can be found in Form 8-K dated October 20, 2020. For further information related to debt outstanding and debt capacity, see Note 7 to the Consolidated Financial Statements.

Uncertainty relating to the LIBOR phase out at the end of 2021 may adversely impact the value of, and our obligations under, our Term Loan B, Public Notes and revolving credit facility. See the applicable discussion under Item 1A. Risk Factors.

Goodwill and Other Intangible Assets

As of November 28, 2020, goodwill totaled $1,312.0 million (33 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $756.0 million (19 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at November 28, 2020 are as follows:

	2020

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$332.9	$667.9	$311.2	$1,312.0
Purchased technology and patents	9.1	40.2	11.2	60.5
Customer relationships	120.0	276.7	257.7	654.4
Tradenames	5.3	18.7	9.9	33.9
Other finite-lived intangible assets	2.8	0.3	3.5	6.6
Indefinite-lived intangible assets	-	0.5	-	0.5

	2019

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$321.3	$649.5	$311.0	$1,281.8
Purchased technology and patents	11.1	43.2	12.3	66.6
Customer relationships	120.5	290.5	279.4	690.4
Tradenames	6.1	20.1	11.5	37.7
Other finite-lived intangible assets	3.5	0.6	0.1	4.2
Indefinite-lived intangible assets	-	0.5	-	0.5

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivables days sales outstanding (DSO), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	November 28,	November 30,
	2020	2019
Net working capital as a percentage of annualized net revenue[1]	16.8%	18.0%
Trade receivables DSO (in days)[2]	59	59
Inventory days on hand (in days)[3]	53	58
Free cash flow after dividends[4]	$210.8	$174.8
Debt capitalization ratio[5]	56.1%	61.8%

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

Reconciliation of “Net cash provided by operating activities” to "Free cash flow after dividends"

($ in millions)	2020	2019	2018
Net cash provided by operating activities	$331.6	$269.2	$253.3
Less: Purchased property, plant and equipment	87.3	62.0	68.3
Less: Dividends paid	33.5	32.4	31.1
Free cash flow after dividends	$210.8	$174.8	$153.9

Summary of Cash Flows

Cash Flows from Operating Activities

($ in millions)	2020	2019	2018
Net cash provided by operating activities	$331.6	$269.2	$253.3

Net income including non-controlling interest was $123.8 million in 2020, $130.8 million in 2019 and $171.2 million in 2018. Depreciation and amortization expense totaled $138.8 million in 2020 compared to $141.2 million in 2019 and $145.1 million in 2018. Depreciation and amortization expense in 2020, 2019 and 2018 reflect assets acquired in our business acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $24.0 million, a source of cash of $5.5 million and a use of cash of $31.1 million in 2020, 2019 and 2018, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $14.8 million use of cash in 2020 compared to a $25.6 million and $39.4 million use of cash in 2019 and 2018, respectively. The lower use of cash in 2020 compared to 2019 was related to lower net revenue compared to the prior year. The lower use of cash in 2019 was related to lower net revenue and lower trade receivables compared to 2018. The DSO was 59 days at November 28, 2020 and November 30, 2019 and 56 days at December 1, 2018.

●

Inventory – Changes in inventory resulted in a $15.7 million source of cash in 2020 compared to a $19.6 million source of cash and a $17.1 million use of cash in 2019 and 2018, respectively. The lower source of cash in 2020 compared to 2019 was due to higher decreasing inventory levels in 2019 compared to 2020. Inventory days on hand were 53 days at the end of 2020 compared to 58 days at the end of 2019 and 60 days at the end of 2018.

●

Trade Payables – Changes in trade payables resulted in a $23.1 million, $11.5 million and $25.4 million source of cash in 2020, 2019 and 2018, respectively. Changes between all years were primarily related to the timing of payments, and extension of payment terms globally.

Contributions to our pension and other postretirement benefit plans were $5.5 million, $8.1 million and $6.6 million in 2020, 2019 and 2018, respectively. Income taxes payable resulted in a $5.5 million, $21.0 million and $4.0 million source of cash in 2020, 2019 and 2018, respectively. Other assets resulted in a $38.4 million source of cash and an $18.3 million and $35.2 million use of cash in 2020, 2019 and 2018, respectively. Accrued compensation was a $2.5 million and $1.3 million source of cash in 2020 and 2019, respectively, and a $0.3 million use of cash in 2018. The source of cash in 2020 and 2019 relates to higher accruals for our employee incentive plans while the use of cash in 2018 relates to lower accruals. Other operating activity was a $0.9 million use of cash in 2020 and a $37.5 million and an $81.5 million source of cash in 2019 and 2018, respectively. This reflects the impact of a stronger U.S. dollar on certain foreign transactions in 2019 and 2018.

Cash Flows from Investing Activities

($ in millions)	2020	2019	2018
Net cash (used in) provided by investing activities	$(109.5)	$7.4	$(61.8)

Purchases of property, plant and equipment were $87.3 million in 2020 compared to $62.0 million in 2019 and $68.3 million in 2018. The higher purchases in 2020 reflect the timing of capital projects and expenditures related to growth initiatives. Proceeds from the sale of property, plant and equipment were $1.5 million in 2020 compared to $11.1 million in 2019 and $2.9 million in 2018. The higher proceeds in 2019 were due to the sale of certain properties.

In 2020, we acquired D.H.M Adhesives, Inc. for $9.5 million and also purchased other business assets for $5.6 million. In 2019, we acquired Ramapo Sales and Marketing, Inc. for $8.3 million and paid a $9.9 million contingent consideration payment for our 2015 acquisition of Tonsan Adhesive, Inc. In 2019, we also received $70.3 million of cash related to the sale of our surfactants and thickeners business. In addition, we received payment of a government grant and expended cash related to the building of a plant in China of $8.9 million and $2.8 million, respectively. In 2018, we received $3.5 million of cash resulting in an adjustment to the purchase price of Royal Adhesives and Adecol. See Note 2 to the Consolidated Financial Statements for further information on acquisitions.

Cash Flows from Financing Activities

($ in millions)	2020	2019	2018
Net cash used in financing activities	$(239.2)	$(315.0)	$(288.6)

In 2020, 2019, and 2018 we repaid $518.0, $288.6 million and 185.8 million of long-term debt, respectively. See Note 7 to the Consolidated Financial Statements for further discussion of debt borrowings and repayments.

Cash paid for dividends were $33.5 million, $32.4 million and $31.1 million in 2020, 2019 and 2018, respectively. Cash generated from the exercise of stock options was $12.3 million, $10.9 million and $6.2 million in 2020, 2019 and 2018, respectively. Repurchases of common stock related to statutory minimum tax withholding upon vesting of restricted stock were $3.4 million in 2020 compared to $3.0 million in 2019 and $4.7 million in 2018. There were no repurchases from our share repurchase program in 2020, 2019 and 2018.

Contractual Obligations

Due dates and amounts of contractual obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,757.7	$-	$-	$1,157.7	$600.0
Interest payable on long-term debt[1]	322.8	73.2	118.1	75.3	56.3
Notes payable	16.9	16.9	-	-	-
Operating leases	37.9	11.5	13.5	9.0	3.9
Pension contributions[2]	1.9	1.9	-	-	-
Financial instrument liabilities[3]	5.3	5.3	-	-	-
Total contractual obligations	$2,142.5	$108.8	$131.6	$1,242.0	$660.2

1 Some of our interest obligations on long-term debt are variable based on LIBOR. Interest payable for the variable portion is estimated based on a forward LIBOR curve.

2 Pension contributions are only included for fiscal 2021. We have not determined our pension funding obligations beyond 2021 and thus, any potential future contributions have been excluded from the table.

3 Represents the fair value of our foreign exchange contracts with a payable position to the counterparty as of November 28, 2020, based on fair market values as of that date. Future changes in market values will impact the amount of cash ultimately paid or received to settle those instruments in the future.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage (ECF Percentage) shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The prepayment for the 2020 measurement period was satisfied through amounts prepaid during 2020. We have estimated the 2021 prepayment to be zero.

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $14.6 million as of November 28, 2020 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 11 to the Consolidated Financial Statements.

We expect 2021 capital expenditures to be approximately $95.0 million.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt, net of interest rate swap derivatives as of November 28, 2020, would have resulted in a change in net income of approximately $0.4 million or $0.01 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency translation and currency transaction risk. Approximately 55 percent of net revenue was generated outside of the United States in 2020. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on 2020 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $7.9 million or $0.15 per diluted share. Based on 2020 financial results and foreign currency balance sheet positions as of November 28, 2020, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $13.2 million or $0.25 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2020 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $11.0 million or $0.21 per diluted share.

Recently Issued Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning new accounting standards and the impact of the implementation of these standards on our financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of H.B. Fuller Company and subsidiaries (the Company) as of November 28, 2020, the related consolidated statements of income, comprehensive income, total equity and cash flows for the year ended November 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 28, 2020, and the results of its operations and its cash flows for the year ended November 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill for the Construction Adhesives reporting unit

Description of the Matter

At November 28, 2020, the Company had goodwill of approximately $311 million related to the Construction Adhesive reporting unit. As discussed in Notes 1 and 5 of the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis as of the beginning of the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Auditing management’s goodwill impairment test for the Construction Adhesives reporting unit was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the Company estimates fair value using the income approach which is sensitive to certain assumptions, such as forecasted revenue and related revenue growth rate, the earnings before interest, taxes, depreciation and amortization (EBITDA) margins rate, the weighted average cost of capital and the tax rate which are affected by management’s business plans and expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Construction Adhesive reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology used by management and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management in the prospective financial information to current industry, market and economic trends as well as other relevant factors. We assessed the reasonableness of the forecasted future revenue growth rate and EBITDA margins rate by comparing the forecasts to historical results. We involved our valuation specialists to assist in our evaluation of the valuation models, methodologies and significant assumptions used by the Company, specifically the weighted average cost of capital. We compared the projected tax rates with current enacted rates and assessed the reasonableness of the forecasted profits and losses by jurisdiction by comparing to historical results.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Minneapolis, Minnesota

January 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on Internal Control Over Financial Reporting

We have audited H.B. Fuller Company and subsidiaries’ internal control over financial reporting as of November 28, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, H.B. Fuller Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 28, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of November 28, 2020, the related consolidated statements of income, comprehensive income, total equity and cash flows for the year ended November 28, 2020, and the related notes and our report dated January 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

January 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of H.B. Fuller Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of H.B. Fuller Company and subsidiaries (the Company) as of November 30, 2019, the related consolidated statements of income, comprehensive income, total equity, and cash flows for each of the fiscal years in the two-year period ended November 30, 2019 and the related notes  (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2019, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended November 30, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2003 to 2020.

Minneapolis, Minnesota
January 24, 2020

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 28,	November 30,	December 1,
	2020	2019	2018
Net revenue	$2,790,269	$2,897,000	$3,041,002
Cost of sales	(2,033,620)	(2,090,078)	(2,212,844)
Gross profit	756,649	806,922	828,158
Selling, general and administrative expenses	(538,332)	(580,928)	(590,267)
Other income, net	15,398	37,943	18,055
Interest expense	(86,776)	(103,287)	(110,994)
Interest income	11,417	12,178	11,774
Income before income taxes and income from equity method investments	158,356	172,828	156,726
Income tax (expense) benefit	(41,921)	(49,408)	6,356
Income from equity method investments	7,353	7,424	8,150
Net income including non-controlling interest	123,788	130,844	171,232
Net income attributable to non-controlling interest	(69)	(27)	(24)
Net income attributable to H.B. Fuller	$123,719	$130,817	$171,208

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$2.38	$2.57	$3.38
Diluted	$2.36	$2.52	$3.29

Weighted-average common shares outstanding:
Basic	52,039	50,920	50,591
Diluted	52,520	51,983	51,975

Dividends declared per common share	$0.648	$0.635	$0.615

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 28,	November 30,	December 1,
	2020	2019	2018
Net income including non-controlling interest	$123,788	$130,844	$171,232
Other comprehensive income (loss)
Foreign currency translation	41,742	(20,395)	(71,238)
Defined benefit pension plans adjustment, net of tax	4,588	(21,828)	(2,970)
Interest rate swaps, net of tax	(11,765)	(35,031)	19,771
Cash-flow hedges, net of tax	6,206	13,820	(6,735)
Other comprehensive income (loss)	40,771	(63,434)	(61,172)
Comprehensive income	164,559	67,410	110,060
Less: Comprehensive income attributable to non-controlling interest	99	41	8
Comprehensive income attributable to H.B. Fuller	$164,460	$67,369	$110,052

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 28,	November 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$100,534	$112,191
Trade receivables, net	514,916	493,181
Inventories	323,213	337,267
Other current assets	81,113	90,723
Total current assets	1,019,776	1,033,362

Property, plant and equipment, net	670,744	629,813
Goodwill	1,312,003	1,281,808
Other intangibles, net	755,968	799,399
Other assets	278,213	241,352
Total assets	$4,036,704	$3,985,734

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$16,925	$15,732
Current maturities of long-term debt	-	65,000
Trade payables	316,460	298,869
Accrued compensation	83,598	78,582
Income taxes payable	29,173	23,229
Other accrued expenses	83,976	60,745
Total current liabilities	530,132	542,157

Long-term debt, net of current maturities	1,756,985	1,898,384
Accrued pension liabilities	88,806	80,214
Other liabilities	278,919	242,190
Total liabilities	2,654,842	2,762,945

Commitments and contingencies (Note 14)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 51,906,663 and 51,241,190, for 2020 and 2019, respectively	51,907	51,241
Additional paid-in capital	157,867	130,295
Retained earnings	1,474,406	1,384,411
Accumulated other comprehensive loss	(302,859)	(343,600)
Total H.B. Fuller stockholders' equity	1,381,321	1,222,347
Non-controlling interest	541	442
Total equity	1,381,862	1,222,789
Total liabilities, non-controlling interest and total equity	$4,036,704	$3,985,734

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders					`
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
Balance at December 2, 2017	$50,389	$74,662	$1,127,028	$(200,655)	$393	$1,051,817
Comprehensive income (loss)	-	-	171,208	(61,156)	8	110,060
Dividends	-	-	(31,331)	-	-	(31,331)
Stock option exercises	199	6,038	-	-	-	6,237
Share-based compensation plans other, net	237	19,836	-	-	-	20,073
Repurchases of common stock	(92)	(4,596)	-	-	-	(4,688)
Reclassification of AOCI tax effects	-	-	18,341	(18,341)	-	-
Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principle	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	50,733	95,940	1,286,289	(280,152)	401	1,153,211
Comprehensive income (loss)	-	-	130,817	(63,448)	41	67,410
Dividends	-	-	(32,695)	-	-	(32,695)
Stock option exercises	373	10,506	-	-	-	10,879
Share-based compensation plans other, net	200	26,810	-	-	-	27,010
Repurchases of common stock	(65)	(2,961)	-	-	-	(3,026)
Balance at November 30, 2019	$51,241	$130,295	$1,384,411	$(343,600)	$442	$1,222,789
Comprehensive income	-	-	123,719	40,741	99	164,559
Dividends	-	-	(33,724)	-	-	(33,724)
Stock option exercises	397	11,924	-	-	-	12,321
Share-based compensation plans other, net	341	19,008	-	-	-	19,349
Repurchases of common stock	(72)	(3,360)	-	-	-	(3,432)
Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862

CONSOLIDATED STATEMENTS of CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 28,	November 30,	December 1,
	2020	2019	2018
Cash flows from operating activities:
Net income including non-controlling interest	$123,788	$130,844	$171,232
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	68,226	67,115	68,636
Amortization	70,591	74,091	76,490
Deferred income taxes	(24,730)	(29,028)	(47,446)
Income from equity method investments, net of dividends received	375	(39)	(3,172)
Loss (gain) on sale of assets	86	(24,104)	(3,050)
Share-based compensation	16,914	24,003	17,113
Pension and other postretirement benefit plan contributions	(5,479)	(8,063)	(6,558)
Pension and other postretirement benefit plan income	(14,763)	(11,300)	(14,332)
Mark to market adjustment related to contingent consideration liabilities	800	-	1,126
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(14,842)	(25,632)	(39,429)
Inventories	15,708	19,584	(17,068)
Other assets	38,412	(18,316)	(35,184)
Trade payables	23,130	11,553	25,401
Accrued compensation	2,588	1,342	(306)
Other accrued expenses	16,361	(1,882)	(4,282)
Income taxes payable	5,511	21,043	4,048
Other liabilities	24,566	448	(21,429)
Other	(15,683)	37,518	81,522
Net cash provided by operating activities	331,559	269,177	253,312
Cash flows from investing activities:
Purchased property, plant and equipment	(87,288)	(61,982)	(68,263)
Purchased businesses, net of cash acquired	(9,500)	(8,292)	3,499
Purchased business assets	(5,623)	-	-
Purchased business remaining equity	-	(9,870)	-
Proceeds from sale of property, plant and equipment	1,506	11,133	2,923
Proceeds from sale of business	-	70,293	-
Cash received from government grant	-	8,881	-
Cash outflow related to government grant	(8,555)	(2,758)	-
Net cash (used in) provided by investing activities	(109,460)	7,405	(61,841)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	300,000	-	-
Repayment of long-term debt	(518,000)	(288,600)	(185,750)
Net proceeds from (payments on) notes payable	4,128	1,662	(13,276)
Dividends paid	(33,461)	(32,357)	(31,124)
Contingent consideration payment	(767)	(3,610)	-
Proceeds from stock options exercised	12,321	10,885	6,237
Repurchases of common stock	(3,432)	(3,026)	(4,688)
Net cash used in financing activities	(239,211)	(315,046)	(228,601)
Effect of exchange rate changes on cash and cash equivalents	5,455	(138)	(6,475)
Net change in cash and cash equivalents	(11,657)	(38,602)	(43,605)
Cash and cash equivalents at beginning of year	112,191	150,793	194,398
Cash and cash equivalents at end of year	$100,534	$112,191	$150,793

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$263	$338	$207
Cash paid for interest, net of amount capitalized of $565, $416, and $285 for the years ended November 28, 2020, November 30, 2019 and December 1, 2018, respectively	$69,452	$107,088	$109,428
Cash paid for income taxes, net of refunds	$49,986	$37,232	$36,841

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.B. Fuller Company and our subsidiaries formulate, manufacture and market specialty adhesives, sealants, coatings, polymers, tapes, encapsulants, additives and other specialty chemical products globally, with sales operations in 35 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa.

As of November 30, 2019, we had five reportable segments: Americas Adhesives, EIMEA (Europe, India, Middle East and Africa), Asia Pacific, Construction Adhesives and Engineering Adhesives. As of the beginning of fiscal 2020, we realigned our operating segment structure and now have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. The change in operating segments is based on how we have organized the company to make operating decisions and assess business performance. Prior period segment information has been recast retrospectively to reflect the realignment. In 2020, as a percentage of total net revenue by operating segment, Hygiene, Health and Consumable Adhesives accounted for 48 percent, Engineering Adhesives 39 percent and Construction Adhesives 13 percent.

Our Hygiene, Health and Consumable Adhesives operating segment produces and supplies a full range of specialty industrial adhesives such as thermoplastic, thermoset, reactive, water-based and solvent-based products for applications in various markets, including packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, and non-durable goods), converting (corrugation, folding carton, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, and tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments) and health and beauty.

The Engineering Adhesives operating segment produces and supplies high performance industrial adhesives such as reactive, light cure, two-part liquids, polyurethane, silicone, film and fast cure products to the durable assembly (appliances and filters), performance wood (windows, doors and wood flooring) and textile (footwear and sportswear), transportation, electronics, medical, clean energy, aerospace and defense, appliance, heavy machinery and insulating glass markets.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2020, 2019 and 2018, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of November 28, 2020, November 30, 2019 and December 1, 2018 for Sekisui-Fuller Company, Ltd. is not required.

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were November 28, 2020, November 30, 2019 and December 1, 2018 for 2020, 2019 and 2018, respectively.

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

We recognize revenue at the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods to the customer. The transaction price includes an estimation of any variable amounts of consideration to which we will be entitled. The most common forms of variable consideration within our arrangements are customer rebates, which are recorded as a reduction to revenue at the time of the initial sale using the expected value method. The expected value method is the sum of probability-weighted amounts in a range of possible consideration amounts and is based on a consideration of historical, current and forecast information. Changes in estimates are updated each reporting period. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Product returns are recorded as a reduction to revenue based on historical experience and anticipated sales returns that occur in the normal course of business. We primarily have assurance-type warranties that do not result in separate performance obligations. We have elected to present revenue net of sales and other similar taxes.

We recognize revenue when control of goods is transferred to the customer. For the vast majority of our arrangements, control transfers at a point in time either upon shipment or upon delivery of the goods to the customer. The timing of transfer of control is determined considering the timing of the transfer of legal title, physical possession, and risks and rewards of goods to the customer.

We record shipping and handling revenue in net revenue and outbound shipping and handling costs in cost of goods sold. The majority of our shipping and handling activities are performed prior to transfer of control of the goods to the customer. For those arrangements where we provide shipping and handling services after control of the goods has transferred to the customer, we have elected the practical expedient allowed under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606 to account for these activities as a fulfillment cost rather than as a separate performance obligation.

Provisions for sales returns are estimated based on historical experience, and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with ASC 606. Customer incentives recorded in the Consolidated Statements of Income as a reduction of net revenue, were $34,860, $22,795 and $21,265 in 2020, 2019 and 2018, respectively.

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

Restrictions on Cash

There were no restrictions on cash as of November 28, 2020. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

Trade Receivables and Allowances

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

Inventories

Inventories are recorded at cost (not in excess of net realizable value) as determined by the weighted-average cost method and are valued at the lower of cost or net realizable value.

Investments

Investments with a value of $9,006 and $5,062 represent the cash surrender value of life insurance contracts as of November 28, 2020 and November 30, 2019, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of other income, net.

Equity Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the measurement alternative at cost less impairment plus or minus observable price changes in orderly transactions. We have a policy in place to review our investments at least annually, to evaluate the accounting method and identify observable price changes that could indicate impairment. If we believe that an impairment exists, it is our policy to calculate the fair value of the investment and recognize as impairment any amount by which the carrying value exceeds the fair value of the investment. We did not have any impairment of our equity investments for the years ended November 28, 2020, November 30, 2019 and December 1, 2018. The book value of the equity investments was $1,669 as of November 28, 2020 and $1,667 as of November 30, 2019.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income, net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $565, $416 and $285 were capitalized in 2020, 2019 and 2018, respectively.

Goodwill

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, an impairment charge is recorded for any excess of the carrying value over the estimated fair value. Based on the analysis performed for our fiscal 2020 annual impairment test, there were no indications of impairment for any of our reporting units. See Note 5 for further information.

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

Foreign Currency Translation

Assets and liabilities of non-U.S. functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses are translated using average exchange rates during the year. Foreign currency transaction gains and losses are included in other income, net in the Consolidated Statements of Income.

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

Asset Retirement Obligations

We recognize asset retirement obligations ("ARO") in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $2,948 and $2,952 at November 28, 2020 and November 30, 2019, respectively.

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

Share-based Compensation

We have various share-based compensation programs which provide for equity awards, including non-qualified stock options, incentive stock options, restricted stock units, performance awards and deferred compensation. We use the straight-line attribution method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early retirement based on the terms of the plan. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our stock compensation expense is recorded in SG&A expenses in the Consolidated Statements of Income. See Note 9 for additional information.

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

(in thousands, except per share data)	2020	2019	2018
Net income attributable to H.B. Fuller	$123,719	$130,817	$171,208

Weighted-average common shares – basic	52,039	50,920	50,591
Equivalent shares from share-based compensation plans	481	1,063	1,384
Weighted-average common and common equivalent shares – diluted	52,520	51,983	51,975

Basic earnings per share	$2.38	$2.57	$3.38
Diluted earnings per share	$2.36	$2.52	$3.29

Share-based compensation awards for 3,982,275, 2,951,697 and 1,905,411 shares for 2020, 2019 and 2018, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 72,000, 73,043 and 71,181 shares of common stock in 2020, 2019 and 2018, respectively, in connection with the statutory minimum tax withholding related to vesting of restricted stock.

Change in Accounting Principle – Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Subtopic 842). This ASU changes accounting for leases and requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In December 2018, the FASB also issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which clarifies the accounting for lessors for variable payments that relate to both a lease component and a nonlease component and is effective in the same timeframe as ASU 2016-02, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the transition disclosure requirements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU includes certain clarifications to address potential narrow-scope implementation issues which we have incorporated into our assessment and adoption of ASU No. 2016-02.

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

Change in Accounting Principle – Revenue Recognition

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted this ASU during the quarter ended March 2, 2019 using the modified retrospective method of adoption. As a result of the adoption of this ASU, we recorded an increase to opening retained earnings of $1,776 as of December 1, 2018 related to accelerated recognition for arrangements where we provide shipping and handling services after control of the goods has transferred to the customer. Prior periods were not restated. We have included the disclosures required by this ASU in Note 15.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This ASU is applicable to our contracts and hedging relationships that reference LIBOR. The guidance is effective immediately and may be applied through December 31, 2022. The FASB also issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU No. 2020-04 and are effective in the same timeframe as ASU No. 2020-04. We are evaluating whether to apply any of the expedients and/or exceptions included in these ASUs.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments in April 2019 and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments in November 2019. ASU No. 2018-19 clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. ASU No. 2019-04 and ASU No. 2019-11 clarify various scoping and other issues arising from ASU No. 2016-13. The amendments in this ASU affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. Our effective date for adoption of these ASUs is our fiscal year beginning November 29, 2020. Based on the conducted analyses and due to the nature and extent of our assets in scope of this ASU (accounts receivable) and the historical, current and expected credit quality of our customers, we have determined that this ASU will not have a material impact on our Consolidated Statements of Income or the Balance Sheet.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the company.

Note 2: Acquisitions and Divestiture

D.H.M. Adhesives, Inc.

On February 3, 2020, we acquired certain assets of D.H.M. Adhesives, Inc. (“D.H.M.”) for approximately $9,500 which was funded through existing cash. In addition, the agreement requires us to pay contingent consideration of up to approximately $8,100 based upon a formula related to revenue during the fiscal years ended November 27, 2021 and December 3, 2022. D.H.M., headquartered in Calhoun, Georgia, is a provider of hotmelt adhesives. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $1,063 and customer relationship intangible of $11,900. The fair value of the contingent consideration liability as of the date of acquisition was $5,000 resulting in a final purchase price of $14,500. See Note 13 for further discussion of the fair value of the contingent consideration liability. Goodwill is deductible for tax purposes. D.H.M. and the related goodwill are reported in our Hygiene, Heath and Consumable Adhesives operation segment. The D.H.M. acquisition does not represent a material business combination and therefore pro forma financial information is not provided.

Ramapo Sales and Marketing, Inc.

On May 17, 2019, we acquired certain assets from a window and insulating glass sealants sales and distribution company, Ramapo Sales and Marketing, Inc. (“Ramapo”), headquartered in Charleston, South Carolina. This acquisition supports the integration of the insulating glass business that we acquired as part of the Royal Adhesives acquisition. The purchase price of $8,292 was funded through existing cash. In addition, we were required to pay up to $3,400 in contingent consideration based upon financial results for the twelve months ended December 31, 2019. Existing receivables of $2,166 from Ramapo were effectively settled as a result of the acquisition. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $165, customer relationship intangible of $8,800, and additional acquired assets of $4,148. The fair value of the contingent consideration liability as of the date of the acquisition was $2,654, resulting in a final purchase price of $10,947. During the second quarter of 2020, the contingent consideration liability was finalized and adjusted to a final balance of $767. Ramapo and the related goodwill are reported in our Engineering Adhesives operating segment.

Dalton Holdings, LLC

On July 1, 2019, we completed the sale of Dalton Holdings, LLC (“Dalton Holdings”), which primarily manufactures surfactants and thickeners, within the Americas Adhesives segment. The sale resulted in a pre-tax gain on sale of $18,764, which is recorded in other income, net in the Consolidated Statements of Income for the year ended November 30, 2019.

Note 3: Restructuring Actions

The company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the reorganization of our business into three segments, the integration of the operations of Royal Adhesives with the operations of the company and other actions to optimize operations during the years ended November 28, 2020 and November 30, 2019. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	November 28, 2020	November 30, 2019
Cost of sales	$1,013	$2,082
Selling, general and administrative	3,567	12,453
	$4,580	$14,535

A summary of the restructuring liability is presented below:

	Employee-
	Related	Asset-Related	Other	Total
Balance at end December 1, 2018	$4,256	$-	$-	$4,256
Expense incurred	9,140	1,929	3,466	14,535
Non-cash charges	-	(968)	-	(968)
Cash payments	(3,494)	(961)	(2,542)	(6,997)
Foreign currency translation	(72)	-	-	(72)
Balance at end November 30, 2019	$9,830	$-	$924	$10,754
Expense incurred	2,898	-	1,681	4,579
Cash payments	(7,051)	-	(2,357)	(9,408)
Foreign currency translation	157	-	-	157
Balance at end November 28, 2020	$5,834	$-	$248	$6,082

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Foreign currency transaction losses, net	$(3,078)	$(1,156)	$(4,450)
(Loss) gain on disposal of assets	(86)	24,304	2,177
Net periodic pension benefit	17,902	13,661	16,870
Other, net	660	1,134	3,458
Total other income, net	$15,398	$37,943	$18,055

Research and development expenses (included in SG&A expenses)	$36,969	$36,624	$35,534

Balance Sheet Information

Additional details of balance sheet amounts as of November 28, 2020 and November 30, 2019 are as follows:

	2020	2019
Inventories
Raw materials	$151,026	$150,338
Finished goods	172,187	186,929
Total inventories	$323,213	$337,267

Other current assets
Other receivables	$18,666	$26,258
Prepaid income taxes	22,137	23,112
Prepaid taxes other than income taxes	20,270	16,836
Prepaid expenses	19,212	20,862
Assets held for sale	828	3,655
Total other current assets	$81,113	$90,723

Property, plant and equipment
Land	$87,403	$79,631
Buildings and improvements	393,175	362,114
Machinery and equipment	876,858	808,154
Construction in progress	70,747	54,332
Total, at cost	1,428,183	1,304,231
Accumulated depreciation	(757,439)	(674,418)
Net property, plant and equipment	$670,744	$629,813

Other assets
Investments and company owned life insurance	$9,006	$8,870
Equity method investments	53,863	53,696
Equity investments	1,669	1,667
Long-term deferred income taxes	37,376	29,037
Prepaid pension costs	43,206	28,759
Prepaid postretirement other than pension	73,137	58,307
Operating lease right-of-use assets	28,445	-
Other long-term receivables	16,760	46,887
Other long-term assets	14,751	14,129
Total other assets	$278,213	$241,352

Other accrued expenses
Taxes other than income taxes	$16,893	$15,031
Miscellaneous services	5,691	5,541
Customer rebates	15,008	11,293
Interest	4,901	4,572
Insurance	184	178
Product liability	501	978
Contingent consideration liability	-	3,400
Current operating lease liabilities	8,706	-
Accrued expenses	32,092	19,752
Total other accrued expenses	$83,976	$60,745

Other liabilities
Asset retirement obligations	$2,948	$2,952
Long-term deferred income taxes	165,877	177,530
Long-term income tax liability	18,089	10,088
Long-term deferred compensation	8,510	6,929
Postretirement other than pension	2,930	2,879
Noncurrent operating lease liabilities	19,498	-
Long-term accrued payroll tax	7,216	-
Environmental liabilities	3,639	4,657
Other long-term liabilities	50,212	37,155
Total other liabilities	$278,919	$242,190

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance at beginning of year	$10,682	$14,017	$11,670
Charged to expenses and other adjustments	8,313	2,678	6,445
Write-offs	(6,158)	(5,947)	(2,187)
Foreign currency translation effect	68	(66)	(1,911)
Balance at end of year	$12,905	$10,682	$14,017

Statement of Comprehensive Income Information

The following tables provides details of total comprehensive income (loss):

	November 28, 2020
	H.B. Fuller Stockholders			Non-controlling Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$123,719	$69
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$41,712	-	41,712	30
Defined benefit pension plans adjustment²	5,823	(1,235)	4,588	-
Interest rate swap³	(15,618)	3,853	(11,765)	-
Other cash flow hedges³	6,307	(101)	6,206	-
Other comprehensive income	$38,224	$2,517	40,741	30
Comprehensive income			$164,460	$99

	November 30, 2019
	H.B. Fuller Stockholders			Non-controlling Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$130,817	$27
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(20,409)	-	(20,409)	14
Defined benefit pension plans adjustment²	(28,635)	6,807	(21,828)	-
Interest rate swap³	(46,254)	11,223	(35,031)	-
Other cash flow hedges³	14,429	(609)	13,820	-
Other comprehensive loss	$(80,869)	$17,421	(63,448)	14
Comprehensive income			$67,369	$41

	December 1, 2018
	H.B. Fuller Stockholders			Non-controlling Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$171,208	$24
Other comprehensive income (loss)
Foreign currency translation adjustment¹	$(71,222)	-	(71,222)	(16)
Defined benefit pension plans adjustment²	(3,671)	701	(2,970)	-
Interest rate swap³	25,819	(6,048)	19,771	-
Other cash flow hedges³	(4,047)	(2,688)	(6,735)	-
Other comprehensive loss	$(53,121)	$(8,035)	(61,156)	(16)
Comprehensive income			$110,052	$8

1 Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries.

2 Loss reclassified from accumulated other comprehensive income (loss) into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expenses.

3 Loss reclassified from accumulated other comprehensive income (loss) into earnings is reported in other income, net.

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) are as follows:

	November 28, 2020
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(106,140)	$(106,005)	$(135)
Interest rate swap, net of taxes of $8,153	(25,103)	(25,103)	-
Cash flow hedges, net of taxes of ($121)	7,969	7,969	-
Defined benefit pension plans adjustment, net of taxes of $80,656	(161,379)	(161,379)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(302,994)	$(302,859)	$(135)

	November 30, 2019
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(147,821)	$(147,716)	$(105)
Interest rate swap, net of taxes of ($4,300)	(13,338)	(13,338)	-
Cash flow hedges, net of taxes of $21	1,763	1,763	-
Defined benefit pension plans adjustment, net of taxes of $81,891	(165,968)	(165,968)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(343,705)	$(343,600)	$(105)

	December 1, 2018
	Total	H.B. Fuller Stockholders	Non- controlling Interests
Foreign currency translation adjustment	$(127,398)	$(127,307)	$(91)
Interest rate swap, net of taxes of ($7,231)	21,693	21,693	-
Cash flow hedges, net of taxes of $588	(12,057)	(12,057)	-
Defined benefit pension plans adjustment, net of taxes of $75,083	(144,140)	(144,140)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(280,243)	$(280,152)	$(91)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment as of November 28, 2020 and November 30, 2019 consisted of the following:

	2020	2019
Hygiene, Health and Consumable Adhesives	$332,909	$321,274
Engineering Adhesives	667,863	649,555
Construction Adhesives	311,231	310,979
Total	$1,312,003	$1,281,808

Additional details related to goodwill for 2020 and 2019 are as follows:

	2020	2019
Balance at beginning of year	$1,281,808	$1,305,171
Ramapo acquisition	(746)	910
D.H.M acquisition	1,063	-
Dalton Holdings divestiture	-	(15,757)
Foreign currency translation effect	29,878	(8,516)
Balance at end of year	$1,312,003	$1,281,808

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using DCF analyses. Determining fair value requires the company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Based on the analysis performed during the fourth quarter of 2020, there were no indications of impairment for any of our reporting units.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

Amortizable Intangible Assets	Purchased Technology and Patents	Customer Relationships	Tradename	All Other	Total
As of November 28, 2020
Original cost	$113,775	$933,943	$63,266	$11,410	$1,122,394
Accumulated amortization	(53,216)	(279,586)	(29,368)	(4,775)	(366,945)
Net identifiable intangibles	$60,559	$654,357	$33,898	$6,635	$755,449
Weighted-average useful lives (in years)	13	17	14	12	17
As of November 30, 2019
Original cost	$109,967	$913,968	$62,537	$27,453	$1,113,925
Accumulated amortization	(43,351)	(223,563)	(24,819)	(23,273)	(315,006)
Net identifiable intangibles	$66,616	$690,405	$37,718	$4,180	$798,919
Weighted-average useful lives (in years)	13	17	14	10	17

Amortization expense with respect to amortizable intangible assets was $70,591, $74,091 and $76,490 in 2020, 2019 and 2018, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2021	2022	2023	2024	2025	Thereafter
Amortization Expense	$70,673	$68,783	$65,854	$60,825	$58,199	$431,115

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Non-amortizable intangible assets as of November 28, 2020 and November 30, 2019 were $519 and $480, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2020 compared to 2019 was due to changes in foreign currency exchange rates.

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

For the measurement and classification of lease agreements, we group lease and non-lease components into a single lease component for all underlying asset classes. Variable lease payments primarily include payments for non-lease components, such as maintenance costs, payments for leased assets used beyond their non-cancelable lease term as adjusted for contractual options to terminate or renew, and payments for non-components such as sales tax. Certain leases contain immaterial variable lease payments based on usage.

We also enter into insignificant finance leases.

The components of lease expense are as follows:

November 28, 2020
Operating lease cost	$12,581
Variable lease cost	4,024
Total net lease cost	$16,605

Supplemental balance sheet information related to leases is as follows:

	Location on
	Balance Sheet	November 28, 2020
Operating leases:
Operating lease right-of-use assets	Other assets	$28,445
Current operating lease liabilities	Other accrued expenses	8,706
Noncurrent operating lease liabilities	Other liabilities	19,498
Total operating lease liabilities		$28,204

The weighted average remaining lease term is 5.6 years and the weighted average discount rate is 3.6% for the company's lease agreements as of November 28, 2020.

Supplemental information related to leases is as follows:

November 28, 2020
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,216

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$13,166

Maturities of lease liabilities are as follows:

Fiscal Year	Amount
2021	$9,492
2022	6,517
2023	4,945
2024	3,200
2025	1,917
2026 and beyond	4,523
Total	30,594
Less: amounts representing interest	(2,390)
Present value of future minimum payments	28,204
Less: current obligations	(8,706)
Noncurrent operating lease liabilities	$19,498

Disclosures related to periods prior to adoption of new lease standard

The minimum lease payments, related to buildings, equipment and vehicles, that are expected to be made in each of the years indicated based on operating leases in effect at November 28, 2020 were:

Fiscal Year	2021	2022	2023	2024	2025 and Beyond	Total Minimum Lease Payments
Operating leases	$11,492	$7,984	$5,497	$4,686	$8,217	$37,876

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $19,618 and $20,620 in 2019 and 2018, respectively.

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

Notes payable were $16,925 and $15,732 at November 28, 2020 and November 30, 2019, respectively. This amount primarily represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 8.1 percent, 8.9 percent and 9.6 percent in 2020, 2019 and 2018, respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 28, 2020.

Long-Term Debt

	Weighted-Average	Fiscal Year	Balance at	Balance at
	Interest Rate at	Maturity	November 28,	November 30,
Long-Term Debt	November 28, 2020	Date	2020	2019
Revolving credit facility	2.15%	2024	$-	$-
Term Loan B1	4.07%	2024	1,157,650	1,675,650
Public Notes[2]	4.00%	2027	300,000	300,000
Public Notes[3]	4.25%	2028	300,000	-
Other, including debt issuance cost and discount			(665)	(12,266)
Total debt			$1,756,985	$1,963,384

Less: current maturities			-	(65,000)
Total long-term debt, excluding current maturities			$1,756,985	$1,898,384

1 Term Loan B, due on October 20, 2024, $2,150,000 variable rate at the London Interbank Offered Rate (LIBOR) plus 2.00 percent (2.15 percent at November 28, 2020); $1,350,000 swapped to various fixed rates as detailed below.

2 Public Notes, due February 15, 2027, $300,000 4.00 percent fixed.

3 Public Notes, due October 15, 2028, $300,000 4.25 percent fixed.

Term Loans

On October 20, 2017, we entered into a secured term loan credit agreement (“Term Loan B Credit Agreement”) with a consortium of financial institutions under which we established a $2,150,000 term loan (“Term Loan B”) that we used to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes. The Term Loan B Credit Agreement is secured by a security interest in substantially all of the personal property assets of the company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries together with certain domestic material real property. At November 28, 2020, a balance of $1,157,650 was drawn on the Term Loan B. The interest rate on the Term Loan B is payable at the LIBOR rate plus 2.00 percent (2.15 percent at November 28, 2020). The interest rate is based on a leverage grid. The Term Loan B Credit Agreement expires on October 20, 2024.

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our Term Loan B to a fixed rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000 of our Term Loan B to a fixed interest rate of 4.0275%, which amortized down to $925,000 on October 20, 2020. See Note 12 for further discussion of these interest rate swaps.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage (ECF Percentage) shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The prepayment for the 2020 measurement period was satisfied through amounts prepaid during 2020. We have estimated the 2021 prepayment to be zero.

Public Notes

On October 20, 2020, we issued $300,000 aggregate principal of 8-year unsecured public notes (“8-year Public Notes”) due October 15, 2028 with a fixed coupon of 4.25 percent. Proceeds from this debt issuance were used to prepay $300,000 of our Term Loan B.

On February 14, 2017, we issued $300,000 aggregate principal of 10-year unsecured public notes (“10-year Public Notes”) due February 15, 2027 with a fixed coupon of 4.00 percent. Proceeds from this debt issuance were used to repay $138,000 outstanding under the revolving credit facility at that time and prepay $158,750 of our Term Loan A. On February 14, 2017, we entered into an interest rate swap agreement to convert $150,000 of the $300,000 Public Notes to a variable interest rate of 1-month LIBOR plus 1.86 percent and on May 1, 2020, we terminated the swap. See Note 12 for further discussion of this interest rate swap.

The Public Notes are senior unsecured obligations of the company and will rank equally with the company’s other unsecured and unsubordinated debt from time to time outstanding.

Fair Value of Long-Term Debt

Long-term debt had an estimated fair value of $1,811,562 and $2,016,516 as of November 28, 2020 and November 30, 2019, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Long-term Debt Maturities

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	2021	2022	2023	2024	2025	Thereafter
Long-term debt obligations	$-	$-	$-	$1,157,650	$-	$600,000

Revolving Credit Facility

On October 20, 2020, we amended and restated our revolving credit facility. The revolving credit facility is secured along with the Term Loan B Credit Agreement, by a first-priority security interest in substantially all of the personal property assets of the company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries. Interest on the revolving credit facility is payable at the LIBOR plus 2.00 percent (2.15 percent at November 28, 2020). A facility fee of 0.25 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rates and the facility fee are based on a leverage grid. The revolving credit facility matures July 22, 2024.

As of November 28, 2020, amounts related to our revolving credit facility was as follows:

	Committed	Drawn	Unused
Revolving credit facility	$400,000	$-	$391,009

The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $400,000, less issued letters of credit. At November 28, 2020, letters of credit reduced the available amount under the revolving credit facility by $8,991.

Covenants

The secured Term Loan B Credit Agreement and secured revolving credit facility are subject to certain covenants and restrictions. Restrictive covenants include, but are not limited to, limitations on secured and unsecured borrowings, interest coverage, intercompany transfers and investments, third party investments, dispositions of assets, leases, liens, dividends and distributions, and contains a maximum secured debt to trailing twelve months EBITDA requirement.  Certain covenants become less restrictive after meeting leverage or other financial ratios. In addition, we cannot be a member of any consolidated group as defined for income tax purposes other than with our subsidiaries. At November 28, 2020 and November 30, 2019, all financial covenants were met.

The Indenture under which the Public Notes have been issued contains covenants imposing certain limitations on the ability of the company to incur liens or enter into sales and leaseback transactions. It also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include among other things nonpayment, breach of covenants in the Indenture and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing with respect to the Public Notes, the Trustee or holders of at least 25% in principal amount outstanding of the Public Notes may declare the principal and the accrued and unpaid interest, if any, on all of the outstanding Public Notes to be due and payable. These covenants and events of default are subject to a number of important qualifications, limitations and exceptions that are described in the Indenture.

Note 8: Stockholders' Equity

Preferred Stock

The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock

There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 51,906,663 and 51,241,190 shares issued and outstanding at November 28, 2020 and November 30, 2019, respectively.

On April 6, 2017, the Board of Directors authorized a share repurchase program of up to $200,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares. We did not repurchase any shares during 2020, 2019 and 2018 under our share repurchase program. Up to $187,170 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2020	2019	2018
Beginning balance	51,241,190	50,732,796	50,388,839
Stock options exercised	397,456	378,734	198,849
Deferred compensation paid	118,742	5,354	7,152
Restricted units vested	221,275	197,349	209,137
Shares withheld for taxes	(72,000)	(73,043)	(71,181)
Ending balance	51,906,663	51,241,190	50,732,796

Note 9: Accounting for Share-Based Compensation

Overview

We have various share-based compensation programs, which provide for equity awards including non-qualified stock options, incentive stock options, restricted stock units, performance awards and deferred compensation. These equity awards fall under several plans and are described below.

Share-based Compensation Plans

We currently grant stock options and restricted stock units under equity compensation and deferred compensation plans.

Stock options are granted to officers and key employees at prices not less than the fair market value at the date of grant. Non-qualified stock options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 33.3 percent. Incentive stock options are based on certain performance-based criteria and are generally exercisable at a stated date when the performance criteria is measured. Stock options generally have a contractual term of 10 years. Options exercised represent newly issued shares.

Restricted stock awards are nonvested stock-based awards that include grants of restricted stock units. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest beginning one year from the date of grant or 33.3 percent per year for three years, depending on the grant. During the vesting period, ownership of the shares cannot be transferred.

Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock shares. However, restricted stock units do not have voting rights of common stock and are not considered issued and outstanding upon grant. Restricted stock units become newly issued shares when vested. The dividend equivalent rights for restricted stock units are forfeitable.

We expense the cost, which is the grant date fair market value, of the restricted stock units ratably over the period during which the restrictions lapse. The grant date fair value is our closing stock price on the date of grant.

We are required to recognize compensation expense when an employee is eligible to retire. We consider employees eligible to retire at age 55 and after 10 years of service. Awards granted to retirement-eligible employees are forfeited if the retirement-eligible employees retire prior to 180 days after the grant. Accordingly, the related compensation expense is recognized during the 180 day period for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

2020 Master Incentive Plan

This plan allows for granting of awards to employees. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; (f) other awards based on our common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan. There were 1,679,579 common shares available for grant as of November 28, 2020.

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

Grant-Date Fair Valu

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2020, 2019 and 2018 were calculated using the following assumptions:

	2020			2019			2018
Expected life (in years)			5.00			4.75			4.75
Weighted-average expected volatility			24.32%			24.26%			23.31%
Expected volatility range	24.18%	-	30.99%	23.88%	-	24.76%	23.18%	-	23.58%
Risk-free interest rate	0.21%	-	1.51%	1.34%	-	2.55%	2.38%	-	2.95%
Weighted-average expected dividend			1.38%			1.40%			1.14%
Expected dividend yield range	1.35%	-	2.53%	1.25%	-	1.45%	1.12%	-	1.24%
Weighted-average fair value of grants			$9.63			$9.76			$11.38

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

Expense

We use the straight-line attribution method to recognize share-based compensation expense for option awards and restricted stock units with graded and cliff vesting. Incentive stock options and performance awards are based on certain performance-based metrics and the expense is adjusted quarterly, based on our projections of the achievement of those metrics. The amount of share-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The expense is recognized over the requisite service period, which for us is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early vesting based on the terms of the plans.

Total share-based compensation expense was $16,914, $24,003 and $17,113 for 2020, 2019 and 2018, respectively. All share-based compensation was recorded as SG&A expense.

As of November 28, 2020, $6,044 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 0.7 years. Unrecognized compensation costs related to unvested restricted stock units was $5,304 which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Option Activity

The stock option activity for the years ended November 28, 2020, November 30, 2019 and December 1, 2018 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 2, 2017	3,860,764	$42.28
Granted	818,537	53.06
Exercised	(198,849)	31.37
Forfeited or cancelled	(14,346)	48.62
Outstanding at December 1, 2018	4,466,106	$44.72
Granted	1,020,246	45.53
Exercised	(378,734)	28.74
Forfeited or cancelled	(47,308)	48.90
Outstanding at November 30, 2019	5,060,310	$46.04
Granted	1,052,968	47.70
Exercised	(397,456)	31.00
Forfeited or cancelled	(169,907)	49.11
Outstanding at November 28, 2020	5,545,915	$47.34

The fair value of options granted during 2020, 2019 and 2018 was $10,132, $9,956 and $9,217, respectively. Total intrinsic value of options exercised during 2020, 2019 and 2018 was $6,563, $7,590 and $4,534, respectively. For options outstanding at November 28, 2020, the weighted-average remaining contractual life was 6.7 years and the aggregate intrinsic value was $38,430. There were 2,983,960 options exercisable at November 28, 2020, with a weighted-average remaining contractual life of 5.4 years and an aggregate intrinsic value of $27,098. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended November 28, 2020, November 30, 2019 and December 1, 2018 were $12,321, $10,885 and $6,237, respectively. The company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2020, 2019 and 2018 was $1,278, $1,298 and $868, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the years ended November 28, 2020, November 30, 2019 and December 1, 2018 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at December 2, 2017	462,241	$44.80	1.0
Granted	165,909	45.92	2.2
Vested	(209,137)	40.38	-
Forfeited	(4,660)	47.27	1.1
Nonvested at December 1, 2018	414,353	$47.45	1.0
Granted	302,132	44.29	2.2
Vested	(197,349)	45.45	-
Forfeited	(31,139)	43.37	0.4
Nonvested at November 30, 2019	487,997	$46.56	0.8
Granted	216,293	46.39	3.4
Vested	(221,275)	46.83	-
Forfeited	(50,666)	47.55	0.1
Nonvested at November 28, 2020	432,349	$46.22	0.8

Total fair value of restricted stock vested during 2020, 2019, and 2018 was $10,362, $8,970 and $8,892, respectively. The total fair value of nonvested restricted stock at November 28, 2020 was $19,984.

We repurchased 70,380, 73,043 and 71,181 shares during 2020, 2019 and 2018, respectively, in connection with the statutory minimum tax withholding related to vesting of restricted stock. The company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2020, 2019 and 2018 was $2,136, $1,574 and $2,649 respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended November 28, 2020, November 30, 2019 and December 1, 2018 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 2, 2017	443,570	31,606	475,176
Participant contributions	16,164	7,589	23,753
Company match contributions[1]	20,053	759	20,812
Payouts	-	(10,219)	(10,219)
Units outstanding December 1, 2018	479,787	29,735	509,522
Participant contributions	22,153	11,166	33,319
Company match contributions[1]	23,720	1,117	24,837
Payouts	-	(5,354)	(5,354)
Units outstanding November 30, 2019	525,660	36,664	562,324
Participant contributions	18,008	13,814	31,822
Company match contributions[1]	23,033	1,381	24,414
Payouts	(111,436)	(7,306)	(118,742)
Units outstanding November 28, 2020	455,265	44,553	499,818

1 The non-employee directors’ company match includes 21,323, 21,504 and 18,436 deferred compensation units paid as discretionary awards to all non-employee directors in 2020, 2019 and 2018, respectively.

The fair value of non-employee directors’ company matches for 2020, 2019 and 2018 was $128, $167 and $152, respectively. The fair value of the non-employee directors’ discretionary award was $920 for 2020 and $1,035 for each of 2019 and 2018. The fair value of employee company matches was $56, $41 and $27 for 2020, 2019 and 2018, respectively.

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual non-discretionary retirement contribution to the 401(k) plan of 1 percent of pay, that is invested based on the election of the individual participant. The 1 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2020 was $10,764 which included the cost of the 4 percent company match of $7,468 and the additional 1 percent contribution of $3,296. The total contributions to the 401(k) plan were $10,784 and $11,034 in 2019 and 2018, respectively.

All U.S. employees are eligible to receive an annual discretionary non-elective contribution to the 401(k) plan of up to 3 percent based on achieving the company’s earnings per share target. This discretionary contribution is in addition to the contributions described above. No such contribution was made during 2020 and 2019.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $9,819 and $8,494 in 2020 and 2019, respectively, for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plans

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we made significant changes to our U.S. Pension Plan. The changes included: benefits under the plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants.  The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. During 2020, we amended the U.S. Pension Plan to add a program for eligible employees to take a lump sum distribution. A total of $10,939 was paid during 2020 as distributions under this program. Other U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of November 28, 2020 and November 30, 2019:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation
Benefit obligation at beginning of year	$380,388	$336,889	$234,542	$208,075	$39,256	$36,842
Service cost	-	4	2,950	2,237	73	98
Interest cost	11,738	14,691	3,158	4,678	1,135	1,550
Participant contributions	-	-	-	-	226	240
Actuarial (gain)/loss[1]	27,377	49,211	4,350	30,517	1,327	3,749
Other	-	-	-	(103)	-	-
Curtailments	-	-	14	-	-	-
Settlement payments	(10,939)	-	(273)	(307)	-	-
Benefits paid	(20,034)	(20,407)	(8,628)	(8,356)	(2,942)	(3,223)
Foreign currency translation effect	-	-	14,448	(2,199)	-	-
Benefit obligation at end of year	388,530	380,388	250,561	234,542	39,075	39,256

Change in plan assets
Fair value of plan assets at beginning of year	383,527	346,460	185,331	169,455	94,474	82,910
Actual return on plan assets	44,365	54,527	13,155	22,945	15,673	12,046
Employer contributions	1,677	3,124	2,177	2,437	1,625	2,501
Participant contributions	-	-	-	-	226	240
Other	-	-	-	(103)	-	-
Settlement payments	(10,939)	-	-	-	-	-
Benefits paid[2]	(20,227)	(20,584)	(8,628)	(8,356)	(2,942)	(3,223)
Foreign currency translation effect	-	-	10,207	(1,047)	-	-
Fair value of plan assets at end of year	398,403	383,527	202,242	185,331	109,056	94,474
Plan assets in excess of (less than) benefit obligation as of year end	$9,873	$3,139	$(48,688)	$(49,211)	$69,981	$55,218

1 Actuarial loss in 2020 and actuarial loss in 2019 for the U.S. Plans is primarily due to assumption changes. Actuarial loss in 2020 and actuarial loss in 2019 for the Non-U.S. Plans are due to both assumption changes and plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2020	2019	2020	2019	2020	2019
Unrecognized actuarial loss	$147,917	$146,149	$87,368	$83,457	$(4,318)	$2,114
Unrecognized prior service (benefit) cost	(6)	(9)	1,453	1,476	-	-
Ending balance	$147,911	$146,140	$88,821	$84,933	$(4,318)	$2,114

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2020	2019	2020	2019	2020	2019
Statement of financial position as of fiscal year-end
Non-current assets	$30,672	$22,480	$12,534	$6,263	$73,137	$58,307
Accrued benefit cost
Current liabilities	(1,467)	(1,418)	(1,701)	(1,723)	(226)	(210)
Non-current liabilities	(19,332)	(17,922)	(59,521)	(53,750)	(2,930)	(2,879)
Ending balance	$9,873	$3,140	$(48,688)	$(49,210)	$69,981	$55,218

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $418,019 at November 28, 2020 and $409,800 at November 30, 2019. The accumulated benefit obligation of the non-U.S. pension plans was $239,572 at November 28, 2020 and $224,619 at November 30, 2019.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 28, 2020 and November 30, 2019:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Accumulated benefit obligation	$26,241	$24,344	$134,472	$125,073
Fair value of plan assets	5,441	5,004	84,239	79,437

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 28, 2020 and November 30, 2019:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Projected benefit obligation	$26,241	$24,344	$145,461	$134,910
Fair value of plan assets	5,441	5,004	84,239	79,437

Information about the expected cash flows is as follows:

	Pension Benefits		Other
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Employer contributions
2021	$312	$54	$1,500
Expected benefit payments
2021	21,084	16,196	2,999
2022	21,521	8,689	2,938
2023	21,127	8,710	2,872
2024	21,444	8,943	2,772
2025-2030	105,296	47,195	12,092

The components of our net period defined benefit pension and postretirement benefit costs other than service cost are presented as non-operating expenses and service cost is presented in operating expenses.

Components of net periodic benefit cost and other supplemental information for the years ended November 28, 2020, November 30, 2019 and December 1, 2018 are as follows:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$-	$4	$56	$2,950	$2,237	$2,311	$73	$98	$173
Interest cost	11,738	14,691	12,251	3,158	4,678	4,671	1,135	1,550	1,484
Expected return on assets	(25,758)	(25,305)	(26,167)	(11,312)	(10,224)	(11,105)	(7,976)	(7,013)	(6,896)
Amortization:
Prior service cost (benefit)	(3)	13	29	64	64	(4)	-	-	-
Actuarial loss	7,195	4,677	5,904	3,829	3,114	2,901	62	33	60
Curtailment loss	-	-	-	14	83	-	-	-	-
Settlement charge	-	-	-	67	-	-	-	-	-
Net periodic (benefit) cost	$(6,828)	$(5,920)	$(7,927)	$(1,230)	$(48)	$(1,226)	$(6,706)	$(5,332)	$(5,179)

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	2.50%	3.17%	4.50%	1.16%	1.35%	2.29%	2.19%	3.00%	4.37%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.74%	1.71%	1.75%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.17%	4.50%	3.72%	1.34%	2.30%	2.10%	3.00%	4.37%	3.54%
Expected return on plan assets	7.49%	7.49%	7.75%	6.23%	6.21%	6.20%	8.50%	8.50%	8.75%
Rate of compensation increase[1]	4.50%	4.50%	4.50%	1.74%	1.71%	1.75%	N/A	N/A	N/A

1 Benefits under the U.S. Pension Plan were locked-in as of May 31, 2011 and no longer include compensation increases. The 4.50 percent rate for 2020, 2019 and 2018 is for the supplemental executive retirement plan only.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate decreases the present value of the pension obligations. The discount rate for the U.S. pension plan was 2.53 percent at November 28, 2020, compared to 3.19 percent at November 30. 2019 and 4.51 percent at December 1, 2018. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at November 28, 2020 would impact U.S. pension and other postretirement plan (income) expense by approximately $223 (pre-tax) in fiscal 2021. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plan.

For the U.S. Pension Plan, we adopted the Adjusted Pri-2012 base mortality table projected generationally using scale MP-2020.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.50 percent in 2020, 7.50 percent in 2019 and 7.75 percent in 2018. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2020, the expected long-term rate of return on the target equities allocation was 8.00 percent and the expected long-term rate of return on the target fixed-income allocation was 3.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,538 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.23 percent in 2020 compared to 6.21 percent in 2019 and 6.20 percent in 2018. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.75 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2020	2019	2018
Health care cost trend rate assumed for next year	6.75%	7.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	0.25%	0.25%
Fiscal year that the rate reaches the ultimate trend rate	2028	2028	2024

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2020 and 2019 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End		Target	Percentage of Plan Assets at Year-End
Asset Category	2020	2020	2019	2020	2020	2019	2020	2020	2019
Equities	60.0%	55.4%	57.7%	49.6%	48.8%	49.6%	0.0%	0.0%	0.0%
Fixed income	40.0%	36.2%	63.8%	50.4%	51.0%	50.1%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	99.4%	99.6%
Cash [1]	0.0%	8.4%	-21.5%	0.0%	0.2%	0.3%	0.0%	0.6%	0.4%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2020 and 2019. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2020, we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2020 we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2021.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2020 and 2019. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	November 28, 2020
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$3,421	$217,151	$-	$220,572
Fixed income	1,524	142,317	205	144,046
Cash [2]	33,391	-	-	33,392
Total categorized in the fair value hierarchy	38,336	359,468	205	398,009
Other investments measured at NAV [1]				394
Total	$38,336	$359,468	$205	$398,403

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$33,478	$1,368	$-	$34,846
Fixed income	49,813	7,182	770	57,765
Cash	352	-	-	352
Total categorized in the fair value hierarchy	83,643	8,550	770	92,963
Other investments measured at NAV [1]				109,279
Total	$83,643	$8,550	$770	$202,242

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$108,406	$108,406
Cash	650	-	-	650
Total	$650	$-	$108,406	$109,056

	November 30, 2019
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$126,178	$95,271	$-	$221,449
Fixed income	119,103	125,329	219	244,651
Cash	(83,099)	140	-	(82,959)
Total categorized in the fair value hierarchy	162,182	220,740	219	383,141
Other investments measured at NAV [1]				386
Total	$162,182	$220,740	$219	$383,527

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$32,045	$1,247	$-	$33,292
Fixed income	46,262	6,819	675	53,756
Cash	506	-	-	506
Total categorized in the fair value hierarchy	78,813	8,066	675	87,554
Other investments measured at NAV [1]				97,777
Total	$78,813	$8,066	$675	$185,331

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$94,082	$94,082
Cash	392	-	-	392
Total	$392	$-	$94,082	$94,474

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

2 Negative cash for 2019 represents unsettled pending trades within an investment that are classified in cash and cash equivalents until settled.

The definitions of fair values of our pension and other postretirement benefit plan assets at November 28, 2020 and November 30, 2019 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the year ended November 28, 2020 and November 30, 2019:

	Fixed Income
U.S. Pension Plans	2020	2019
Level 3 balance at beginning of year	$219	$266
Purchases, sales, issuances and settlements, net	(14)	(47)
Level 3 balance at end of year	$205	$219

	Fixed Income
Non-U.S. Pension Plans	2020	2019
Level 3 balance at beginning of year	$675	$662
Net transfers into / (out of) level 3	43	28
Net gains	(8)	5
Currency change effect	60	(20)
Level 3 balance at end of year	$770	$675

	Insurance
Other Postretirement Benefits	2020	2019
Level 3 balance at beginning of year	$94,082	$82,446
Net transfers into / (out of) level 3	(831)	(403)
Purchases, sales, issuances and settlements, net	(822)	(720)
Net gains	15,977	12,759
Level 3 balance at end of year	$108,406	$94,082

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

Income before income taxes and income from equity method investments	2020	2019	2018
United States	$20,328	$31,796	$19,388
Non-U.S.	138,028	141,032	137,338
Total	$158,356	$172,828	$156,726

Components of the provision for income tax expense (benefit)	2020	2019	2018
Current:
U.S. federal	$5,243	$9,122	$9,652
State	1,320	3,294	1,597
Non-U.S.	56,542	47,848	37,980
	63,105	60,264	49,229
Deferred:
U.S. federal	(4,709)	(432)	(50,115)
State	(4,111)	125	(197)
Non-U.S.	(12,364)	(10,549)	(5,273)
	(21,184)	(10,856)	(55,585)
Total	$41,921	$49,408	$(6,356)

Reconciliation of effective income tax	2020	2019	2018
Statutory U.S. federal income tax rate	$33,255	$36,294	$34,605
State income taxes, net of federal benefit	(2,104)	2,785	1,148
Foreign dividend repatriation	900	825	1,258
Foreign operations	(563)	8,712	(3,253)
Impact of option valuation	-	-	330
Executive compensation over $1.0 million	1,420	1,661	611
Change in valuation allowance	5,925	1,097	5,213
Research and development tax credit	(906)	(802)	(982)
Section 199 manufacturing deduction	-	-	(319)
Foreign-derived intangible income	(1,396)	(2,240)	-
Global intangible low-taxed income	1,932	2,029	-
Provision to return	1,704	(3,271)	(1,921)
Cross currency swap	(6,748)	2,677	-
Contingency reserve	8,287	(957)	1,943
Transition tax	-	-	42,007
Dividends received deduction	-	-	(8,484)
Deferred tax rate change	-	-	(79,488)
Other	215	598	976
Total income tax expense (benefit)	$41,921	$49,408	$(6,356)

Deferred income tax balances at each year-end related to:	2020	2019
Deferred tax assets:
Pension and other post-retirement benefit plans	$1,417	$6,847
Employee benefit costs	24,538	21,468
Foreign tax credit carryforward	6,905	2,175
Tax loss carryforwards	31,495	26,427
Leases	7,133	-
Hedging activity	12,906	1,198
Other	36,521	32,626
Gross deferred tax assets	120,915	90,741
Less: valuation allowance	(21,843)	(14,986)
Total net deferred tax assets	99,072	75,755
Deferred tax liability:
Depreciation and amortization	(220,379)	(224,248)
Leases	(7,194)	-
Total deferred tax liability	(227,573)	(224,248)
Net deferred tax liability	$(128,501)	$(148,493)

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension plan adjustment and floating-to-fixed hedges recorded in accumulated other comprehensive income (loss).

Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The increase in the valuation allowance relates primarily to current year net operating losses for which the company does not expect to receive a tax benefit.

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

U.S. income taxes have not been provided on approximately $936,607 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $115,550 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $78,438 can be carried forward indefinitely, while the remaining $37,112 of tax losses must be utilized during 2021 to 2038.

The U.S. has a branch foreign tax credit carryforward of $4,357. A valuation allowance has been recorded against this foreign tax credit carryforward to reflect that this amount is not more-likely-than-not to be realized.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2020	2019
Balance at beginning of year	$8,946	$8,420
Tax positions related to the current year:
Additions	579	684

Tax positions related to prior years:
Additions	7,400	3,077
Reductions	(283)	(1,484)
Settlements	(747)	(105)
Lapses in applicable statutes of limitation	(1,326)	(1,646)
Balance at end of year	$14,569	$8,946

Included in the balance of unrecognized tax benefits as of November 28, 2020 and November 30, 2019 are potential benefits of $9,125 and $6,755, respectively, that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended November 28, 2020, we recognized a net benefit for interest and penalties of $2,378 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $3,520 as of November 28, 2020. For the year ended November 30, 2019, we recognized a net benefit for interest and penalties of $59 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $1,142 as of November 30, 2019.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. Apart from the 2012 and 2013 U.S. federal audits discussed below, we are no longer subject to U.S. federal tax examination for years prior to 2017, or Swiss income tax examination for years prior to 2015. During 2015, the U.S. tax authorities opened an audit for the years ended December 1, 2012 and November 30, 2013. These audits have been principally settled but remain open only for matters to be addressed by the U.S. and Mexican authorities in competent authority. During the second quarter of 2016, H.B. Fuller (China) Adhesives, Ltd. was notified of a transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

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

Cash Flow Hedges

As of November 28, 2020, we had cash flow hedges of six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars and maturing in 2021 and 2022.

As of November 28, 2020, the combined fair value of the swaps was an asset of $2,543 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $7,969 as of November 28, 2020. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of November 28, 2020 that is expected to be reclassified into earnings within the next twelve months is $7,969. As of November 28, 2020, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of November 28, 2020:

	Fiscal Year of Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2021	2.75%	133,340	(280)
Receive USD		4.9330%

Pay EUR	2022	3.00%	267,860	2,823
Receive USD		5.1803%
Total			$401,200	$2,543

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which amortized down to $925,000 on October 20, 2020, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. See Note 7 for further discussion on the issuance of our Term Loan B. The combined fair value of the interest rate swaps was a liability of $33,256 at November 28, 2020 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in comprehensive income related to derivative instruments designated as cash flow hedges are as follows:

	November 28, 2020	November 30, 2019	December 1, 2018
Cross-currency swap contracts	$6,307	$14,429	$(4,047)
Interest rate swap contracts	$(15,618)	$(46,254)	$25,819

Fair Value Hedges

On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. See Note 7 for further discussion on the issuance of our Public Notes. The swap was designated for hedge accounting treatment as fair value hedges. We applied the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps. On May 1, 2020, we terminated the swap agreement. Upon termination, we received $15,808 in cash. The remaining swap liability will be accounted for as a discount on long-term debt and will be amortized to interest expense over the remaining life of the Public Notes of seven years.

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

As of November 28, 2020, we had forward foreign currency contracts maturing between November 30, 2020 and October 19, 2021. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments are as follows:

	November 28, 2020	November 30, 2019	December 1, 2018
Foreign currency forward contracts	$(2,908)	$(573)	$2,776

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 28, 2020, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 28, 2020 and November 30, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using:
	November 28,
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$22,560	$22,560	$-	$-
Foreign exchange contract assets	2,320	-	2,320	-
Cross-currency cash flow hedge assets	2,823	-	2,823	-

Liabilities:
Foreign exchange contract liabilities	$5,251	$-	$5,251	$-
Cross-currency cash flow hedge liabilities	280	-	280	-
Interest rate swaps, cash flow hedge liabilities	33,256	-	33,256	-
Contingent consideration liability	5,800	-	-	5,800

		Fair Value Measurements Using:
	November 30,
Description	2019	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,430	$19,430	$-	$-
Foreign exchange contract assets	1,227	-	1,227	-
Interest rate swaps, cash flow hedges	5,741	-	5,741	-
Cross-currency cash flow hedges	26,896	-	26,896	-

Liabilities:
Foreign exchange contract liabilities	$1,800	$-	$1,800	$-
Interest rate swaps, fair value hedges	17,637	-	17,637	-

See Note 7 for discussion regarding the fair value of debt.

We use the income approach in calculating the fair value of our contingent consideration liability using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The valuation of our contingent consideration liability related to the acquisition of D.H.M. resulted in a fair value of $5,800 with an adjustment recorded to selling, general and administrative expenses in the Statement of Income as of November 28, 2020.

Contingent consideration liability	2020
Level 3 balance at beginning of year	$-
Acquisition	5,000
Mark to market adjustment	800
Level 3 balance at end of year	$5,800

See Note 2 for further discussion regarding our acquisitions.

Note 14: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $8,099 and $8,535 as of November 28, 2020 and November 30, 2019, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,703 and $4,117 as of November 28, 2020 and November 30, 2019, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

We have been named as a defendant in lawsuits in which plaintiffs have alleged injury due to products containing asbestos manufactured more than 35 years ago. The plaintiffs generally bring these lawsuits against multiple defendants and seek damages (both actual and punitive) in very large amounts. In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable injuries or that the injuries suffered were the result of exposure to products manufactured by us. We are typically dismissed as a defendant in such cases without payment. If the plaintiff presents evidence indicating that compensable injury occurred as a result of exposure to our products, the case is generally settled for an amount that reflects the seriousness of the injury, the length, intensity and character of exposure to products containing asbestos, the number and solvency of other defendants in the case, and the jurisdiction in which the case has been brought.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	November 28,	November 30,	December 1,
	2020	2019	2018
Lawsuits and claims settled	4	8	7
Settlement amounts	$130	$424	$390
Insurance payments received or expected to be received	$88	$291	$281

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

During 2018, we retained legal counsel to conduct an internal investigation of the possible resale of our hygiene products into Iran by certain customers of our subsidiaries in Turkey (beginning in 2011) and India (beginning in 2014), in possible violation of the economic sanctions against Iran administered by the U.S. Department of the Treasury’s Office of Foreign Assets (“OFAC”) and our compliance policy. The sales to these customers represented less than one percent of our net revenue in the 2018 fiscal year. The sales to the customers who were reselling our products into Iran ceased during fiscal year 2018 and we do not currently conduct any business in Iran. In January 2018, we voluntarily contacted OFAC to advise it of this internal investigation and our intention to cooperate fully with OFAC and, in September 2018, we submitted the results and findings of our investigation to OFAC. In December 2020, we received formal notification from OFAC that it had completed its review of the company’s investigation and voluntary disclosure and that OFAC has decided to issue a Cautionary Letter instead of pursuing a civil monetary penalty or taking other enforcement action. While OFAC has indicated that future enforcement action is not precluded if additional information warrants renewed attention, the Cautionary Letter represents OFAC’s final enforcement response to our investigation and voluntary disclosure, so we now consider this matter closed.

Note 15: Segments

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

Reportable operating segment financial information for all periods presented is as follows:

	2020	2019	2018
Net revenue
Hygiene, Health and Consumable Adhesives	$1,332,786	$1,328,286	$1,375,562
Engineering Adhesives	1,088,313	1,158,403	1,186,533
Construction Adhesives	369,170	396,580	454,149
Corporate Unallocated	-	13,731	24,758
Total	$2,790,269	$2,897,000	$3,041,002

Segment operating income
Hygiene, Health and Consumable Adhesives	$130,789	$115,961	$120,513
Engineering Adhesives	103,974	136,299	119,391
Construction Adhesives	11,148	16,657	39,111
Corporate Unallocated	(27,594)	(42,923)	(41,124)
Total	$218,317	$225,994	$237,891

Depreciation and amortization
Hygiene, Health and Consumable Adhesives	$44,329	$45,448	$46,171
Engineering Adhesives	58,102	57,175	59,773
Construction Adhesives	35,811	35,851	35,625
Corporate Unallocated	575	2,732	3,557
Total	$138,817	$141,206	$145,126

Total assets[1]
Hygiene, Health and Consumable Adhesives	$1,268,236	$1,253,864
Engineering Adhesives	1,515,302	1,610,748
Construction Adhesives	934,397	799,995
Corporate	318,769	321,127
Total	$4,036,704	$3,985,734

Capital expenditures
Hygiene, Health and Consumable Adhesives	$57,416	$44,583
Engineering Adhesives	18,212	5,896
Construction Adhesives	7,635	6,421
Corporate	12,580	6,654
Total	$95,843	$63,554

1 Segment assets include primarily inventory, accounts receivable, property, plant and equipment, goodwill, intangible assets and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	2020	2019	2018
Segment operating income	$218,317	$225,994	$237,891
Other income, net	15,398	37,943	18,055
Interest expense	(86,776)	(103,287)	(110,994)
Interest income	11,417	12,178	11,774
Income before income taxes and income from equity method investments	$158,356	$172,828	$156,726

Financial information about geographic areas

	Net Revenue
	2020	2019	2018
United States	$1,248,495	$1,309,056	$1,374,147
China	351,204	347,304	343,960
Germany	330,755	-	-
Countries with more than 10 percent of total	1,930,454	1,656,360	1,718,107
All other countries with less than 10 percent of total	859,815	1,240,640	1,322,895
Total	$2,790,269	$2,897,000	$3,041,002

	Property, Plant and Equipment, net
	2020	2019	2018
United States	$297,046	$287,372	$286,639
Germany	131,879	127,497	137,677
China	99,513	80,606	77,861
All other countries with less than 10 percent of total	142,306	134,338	134,372
Total	$670,744	$629,813	$636,549

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

	November 28, 2020	November 30, 2019	December 1, 2018

Adjusted EBITDA
Hygiene Health and Consumable Adhesives	$182,448	$166,685	$174,410
Engineering Adhesives	167,915	197,853	183,929
Construction Adhesives	51,692	56,514	77,680
Unallocated	4,754	11,293	12,734
Total	406,809	432,345	448,753

Adjusted items:
Adjustments	25,190	22,849	(15,246)
Interest expense	84,619	103,287	110,624
Interest income	(11,417)	(12,178)	(11,774)
Income taxes	46,456	47,465	49,541
Depreciation and amortization expense	138,242	140,105	144,400
Total	283,090	301,528	277,545

Net income attributable to H.B. Fuller	$123,719	$130,817	$171,208

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	November 28, 2020
	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$736,681	$430,866	$325,622	$-	$1,493,169
EIMEA	388,271	347,417	20,506	-	756,194
Asia Pacific	207,834	310,030	23,042	-	540,906
	$1,332,786	$1,088,313	$369,170	$-	$2,790,269

	November 30, 2019
	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$733,125	$469,764	$351,924	$13,731	$1,568,544
EIMEA	392,497	380,673	20,767	-	793,937
Asia Pacific	202,664	307,966	23,889	-	534,519
	$1,328,286	$1,158,403	$396,580	$13,731	$2,897,000

	December 1, 2018
	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$744,096	$476,322	$403,765	$24,758	$1,648,941
EIMEA	424,521	416,906	24,630	-	866,057
Asia Pacific	206,945	293,305	25,754	-	526,004
	$1,375,562	$1,186,533	$454,149	$24,758	$3,041,002

Note 16: Quarterly Data (unaudited)

	2020
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$646,564	$674,602	$691,463	$777,640
Gross profit	170,262	184,901	187,844	213,642
Selling, general and administrative expenses	(141,509)	(127,998)	(129,113)	(139,712)
Net income attributable to H.B. Fuller	$9,895	$31,613	$41,607	$40,604
Basic earnings per share[1]	$0.19	$0.61	$0.80	$0.78
Diluted earnings per share[1]	$0.19	$0.61	$0.79	$0.77

Weighted-average common shares outstanding
Basic	51,295	51,420	52,130	52,276
Diluted	52,580	52,029	52,591	52,879

	2019
(In thousands, except per share amounts)	Q1	Q2	Q3	Q4
Net revenue	$672,935	$759,583	$725,376	$739,106
Gross profit	179,925	218,459	207,321	201,217
Selling, general and administrative expenses	(145,713)	(146,079)	(140,615)	(148,521)
Net income attributable to H.B. Fuller	$12,244	$36,641	$49,718	$32,214
Basic earnings per share[1]	$0.24	$0.72	$0.98	$0.63
Diluted earnings per share[1]	$0.24	$0.70	$0.97	$0.61

Weighted-average common shares outstanding
Basic	50,752	50,902	50,939	51,089
Diluted	51,901	52,105	51,502	52,423

1 Quarterly earnings per share amounts may not equal full year amounts due to rounding.

Note 17: Subsequent Event

Acquisition

On January 15, 2021, we completed the acquisition of certain assets of STR Holdings, Inc. for a base purchase price of $6,300. STR Holdings, Inc., headquartered in Enfield, Connecticut, is a manufacturer of encapsulant products used in the solar industry. The acquisition will be included in our Engineering Adhesives operating segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of November 28, 2020, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 28, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of November 28, 2020, the Company’s internal control over financial reporting was effective. Ernst and Young LLP, an independent registered public accounting firm, has issued an auditors’ report on our internal control over financial reporting as of November 28, 2020, which is included elsewhere in this Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance - Audit Committee” contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 8, 2021 (the “2021 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Information About Our Executive Officers” is incorporated herein by reference.

Since the date of our 2020 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio Disclosure” contained in the 2021 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the 2021 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2021 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firms” contained in the 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended November 28, 2020, November 30, 2019 and December 1, 2018.

Consolidated Statements of Comprehensive Income for the fiscal years ended November 28, 2020, November 30, 2019 and December 1, 2018.

Consolidated Balance Sheets as of November 28, 2020 and November 30, 2019.

Consolidated Statements of Total Equity for the fiscal years ended November 28, 2020, November 30, 2019 and December 1, 2018.

Consolidated Statements of Cash Flows for the fiscal years ended November 28, 2020, November 30, 2019 and December 1, 2018.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006 and Exhibit 3.1 to the Current Report on Form 8-K dated October 12, 2016.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3.1 to the Current Report on Form 8-K dated December 2, 2015.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K dated February 9, 2017.

4.3	First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.4	Amendment No. 1 to First Supplemental Indenture, dated February 14, 2017 between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.6 to the Current Report on Form 10-K dated January 31, 2018.

4.5	Second Supplemental Indenture, dated October 20, 2020, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.250% Notes due 2028.	Exhibit 4.1 to the Current Report on Form 8-K dated October 20, 2020.

4.6	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.3)	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.7	Form of Global Note representing the 4.250% Notes due 2028 (included in Exhibit 4.5)	Exhibit 4.2 to the Current Report on Form 8-K dated October 20, 2020.

4.8	Description of Securities	Exhibit 4.8 to the Annual Report on Form 10-K dated January 24, 2020.

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

10.3	Amended and Restated Credit Agreement, dated October 20, 2020, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto.	Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 2020.

10.4	Guaranty made as of April 12, 2017 by H.B. Fuller Construction Products Inc., a Minnesota corporation as Initial Guarantor, in favor of J.P. Morgan Chase Bank, N.A., as Administrative Agent	Exhibit 10.2 to the Current Report on Form 8-K dated April 12, 2017.

10.5

Term Loan Credit Agreement, dated as of October 20, 2017, by and among H.B. Fuller Company, Morgan Stanley Senior Funding, Inc., as administrative agent, and various other financial institutions party thereto as lenders, as amended

Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 2017 and Exhibit 10.1 to the Current Report on Form 10-Q dated September 28, 2018.

10.6	Commitment Letter, dated as of September 2, 2017, by and among H.B. Fuller Company and Morgan Stanley Senior Funding, Inc.	Exhibit 10.1 to the Current Report on Form 8-K dated September 2, 2017.

*10.7	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.8	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008, as amended

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

*10.10	H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended

Exhibit 10.1 to the Current Report on Form 8-K dated October 23, 2006, Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 1, 2007 and Exhibit 10.8 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.11	Third Amendment of the H.B. Fuller Company Key Employee Deferred Compensation Plan (2005 Amendment and Restatement), as amended

*10.12	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.13	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers for agreements entered into after January 24, 2019	Exhibit 10.9 to the Current Report on Form 8-K dated January 24, 2019.

*10.14	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.16	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.17	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.18	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.19	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.20	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.2 to the Current Report on Form 8-K dated April 6, 2016.

*10.21	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.3 to the Current Report on Form 8-K dated April 6, 2016.

*10.22	Form of Performance Share Award Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.4 to the Current Report on Form 8-K dated April 6, 2016.

*10.23	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.5 to the Current Report on Form 8-K dated April 6, 2016.

*10.24	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after October 20, 2017	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.25	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.1 to the Current Report on Form 8-K dated April 18, 2018.

*10.26	Form of Restricted Stock Unit Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.2 to the Current Report on Form 8-K dated April 18, 2018.

*10.27	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.3 to the Current Report on Form 8-K dated April 18, 2018.

*10.28	Form of Performance Share Award Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.4 to the Current Report on Form 8-K dated April 18, 2018.

*10.29	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.5 to the Current Report on Form 8-K dated April 18, 2018.

*10.30	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2019.

*10.31	Form of Performance-Based Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2019.

*10.32	Form of Restricted Stock Unit Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2019.

*10.33	Form of Restricted Stock Unit Agreement for the CEO under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.4 to the Current Report on Form 8-K dated January 24, 2019.

*10.34	Form of Performance Share Award Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.5 to the Current Report on Form 8-K dated January 24, 2019.

*10.35	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.6 to the Current Report on Form 8-K dated January 24, 2019.

*10.36	Form of Performance-Based Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan, as amended	Exhibit 10.2 to the Current Report on Form 8-K dated July 2, 2019 and Exhibit 10.1 to the Current Report on Form 8-K dated July 2, 2019.

*10.37	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.1 to the Current Report on Form 8-K dated April 2, 2020.

*10.38	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.2 to the Current Report on Form 8-K dated April 2, 2020.

*10.39	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.3 to the Current Report on Form 8-K dated April 2, 2020.

*10.40	Form of Performance Share Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.4 to the Current Report on Form 8-K dated April 2, 2020.

*10.41	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.5 to the Current Report on Form 8-K dated April 2, 2020.

*10.42	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended

Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008. Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2019, and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 1, 2019.

*10.43	Fourth Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended

*10.44	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.45	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.46	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.7 to the Current Report on Form 8-K dated January 24, 2019.

*10.47	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 15, 2020.

*10.48	H.B. Fuller Company Management Long-Term Incentive Plan	Exhibit 10.8 to the Current Report on Form 8-K dated January 24, 2019.

*10.49	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008

*10.50	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.51	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.52	H.B. Fuller Company 2018 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 28, 2018.

*10.53	H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 19, 2020.

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification – James J. Owens

31.2	302 Certification – John J. Corkrean

32.1	906 Certification – James J. Owens

32.2	906 Certification – John J. Corkrean

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 28, 2020 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

H.B. FULLER COMPANY

	By:	/s/ James J. Owens
Dated: January 26, 2021		JAMES J. OWENS
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ James J. Owens	President and Chief Executive Officer and Director
JAMES J. OWENS	(Principal Executive Officer)
/s/ John J. Corkrean	Executive Vice President, Chief Financial Officer
JOHN J. CORKREAN	(Principal Financial Officer)

/s/ Robert J. Martsching	Vice President, Controller
ROBERT J. MARTSCHING	(Principal Accounting Officer)

*	Director
DANIEL L. FLORNESS

*	Director
THOMAS W. HANDLEY

*	Director
MICHAEL J. HAPPE

*	Director
MARIA TERESA HILADO

*	Director
RUTH S. KIMMELSHUE

*	Director
LEE R. MITAU

*	Director
DANTE C. PARRINI

*	Director
TERESA J. RASMUSSEN
Director
*
JOHN C. VAN RODEN, JR.

*	Director
R. WILLIAM VAN SANT

Director
* by /s/ Timothy J. Keenan
TIMOTHY J. KEENAN, Attorney in Fact
Dated: January 26, 2021