Form 10-Q
period 2021-02-27
FULLER H B CO
filed 2021-03-25
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 52,247,580 as of March 19, 2021.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	February 27,	February 29,
	2021	2020
Net revenue	$725,904	$646,564
Cost of sales	(533,540)	(476,302)
Gross profit	192,364	170,262
Selling, general and administrative expenses	(144,014)	(141,509)
Other income, net	7,869	4,969
Interest expense	(20,361)	(22,757)
Interest income	2,659	2,918
Income before income taxes and income from equity method investments	38,517	13,883
Income taxes	(10,607)	(5,611)
Income from equity method investments	1,896	1,634
Net income including non-controlling interest	29,806	9,906
Net income attributable to non-controlling interest	(15)	(11)
Net income attributable to H.B. Fuller	$29,791	$9,895

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.57	$0.19
Diluted	$0.56	$0.19

Weighted-average common shares outstanding:
Basic	52,492	51,295
Diluted	53,339	52,580

Dividends declared per common share	$0.163	$0.160

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	February 27,	February 29,
	2021	2020
Net income including non-controlling interest	$29,806	$9,906
Other comprehensive income (loss)
Foreign currency translation	23,137	(2,781)
Defined benefit pension plans adjustment, net of tax	1,375	2,086
Interest rate swaps, net of tax	4,180	(8,999)
Cross-currency swaps, net of tax	(1,046)	4,644
Other comprehensive income (loss)	27,646	(5,050)
Comprehensive income	57,452	4,856
Less: Comprehensive income attributable to non-controlling interest	5	10
Comprehensive income attributable to H.B. Fuller	$57,447	$4,846

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	February 27,	November 28,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$81,192	$100,534
Trade receivables (net of allowances of $12,037 and $12,905, as of February 27, 2021 and November 28, 2020, respectively)	504,994	514,916
Inventories	388,773	323,213
Other current assets	101,641	81,113
Total current assets	1,076,600	1,019,776

Property, plant and equipment	1,443,107	1,428,183
Accumulated depreciation	(773,663)	(757,439)
Property, plant and equipment, net	669,444	670,744

Goodwill	1,322,160	1,312,003
Other intangibles, net	746,996	755,968
Other assets	298,550	278,213
Total assets	$4,113,750	$4,036,704

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$16,323	$16,925
Trade payables	373,604	316,460
Accrued compensation	65,994	83,598
Income taxes payable	27,793	29,173
Other accrued expenses	84,531	83,976
Total current liabilities	568,245	530,132

Long-term debt	1,741,893	1,756,985
Accrued pension liabilities	89,273	88,806
Other liabilities	272,176	278,919
Total liabilities	2,671,587	2,654,842

Commitments and contingencies (Note 12)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 52,155,305 and 51,906,663, as of February 27, 2021 and November 28, 2020, respectively	52,155	51,907
Additional paid-in capital	169,010	157,867
Retained earnings	1,495,655	1,474,406
Accumulated other comprehensive loss	(275,203)	(302,859)
Total H.B. Fuller stockholders' equity	1,441,617	1,381,321
Non-controlling interest	546	541
Total equity	1,442,163	1,381,862
Total liabilities, non-controlling interest and total equity	$4,113,750	$4,036,704

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income	-	-	29,791	27,656	5	57,452
Dividends	-	-	(8,542)	-	-	(8,542)
Stock option exercises	147	6,251	-	-	-	6,398
Share-based compensation plans and other, net	150	7,423	-	-	-	7,573
Repurchases of common stock	(49)	(2,531)	-	-	-	(2,580)
Balance at February 27, 2021	$52,155	$169,010	$1,495,655	$(275,203)	$546	$1,442,163

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 30, 2019	51,241	130,295	1,384,411	(343,600)	442	1,222,789
Comprehensive income (loss)	-	-	9,895	(5,049)	10	4,856
Dividends	-	-	(8,313)	-	-	(8,313)
Stock option exercises	26	881	-	-	-	907
Share-based compensation plans and other, net	206	4,821	-	-	-	5,027
Repurchases of common stock	(66)	(3,146)	-	-	-	(3,212)
Balance at February 29, 2020	$51,407	$132,851	$1,385,993	$(348,649)	$452	$1,222,054

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	February 27, 2021	February 29, 2020
Cash flows from operating activities:
Net income including non-controlling interest	$29,806	$9,906
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	17,833	16,595
Amortization	17,896	17,990
Deferred income taxes	(2,281)	(4,035)
Income from equity method investments, net of dividends received	(1,896)	(1,634)
Gain on sale of assets	(16)	-
Share-based compensation	6,821	4,703
Pension and other post-retirement benefit plan activity	(7,999)	(1,120)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	3,318	33,705
Inventories	(63,598)	(46,947)
Other assets	(1,871)	(32,769)
Trade payables	67,373	55,110
Accrued compensation	(18,146)	(21,145)
Other accrued expenses	753	(3,055)
Income taxes payable	882	(3,040)
Other liabilities	(17,921)	12,801
Other	4,895	(2,638)
Net cash provided by operating activities	35,849	34,427

Cash flows from investing activities:
Purchased property, plant and equipment	(35,283)	(32,124)
Purchased businesses, net of cash acquired	(5,445)	(9,500)
Purchase of assets	-	(3,998)
Proceeds from sale of property, plant and equipment	263	1,516
Cash payments related to government grant	(1,526)	(234)
Net cash used in investing activities	(41,991)	(44,340)

Cash flows from financing activities:
Repayment of long-term debt	(11,000)	(13,000)
Net (payments) proceeds of notes payable	(22)	1,497
Dividends paid	(8,460)	(8,222)
Proceeds from stock options exercised	6,398	907
Repurchases of common stock	(2,580)	(3,213)
Net cash used in financing activities	(15,664)	(22,031)

Effect of exchange rate changes on cash and cash equivalents	2,464	(1,509)
Net change in cash and cash equivalents	(19,342)	(33,453)
Cash and cash equivalents at beginning of period	100,534	112,191
Cash and cash equivalents at end of period	$81,192	$78,738

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)

(Unaudited)

Note 1: Basis of Presentation

Overview

The accompanying unaudited interim Consolidated Financial Statements of H.B. Fuller Company and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows in conformity with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary for the fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended  November 28, 2020 as filed with the Securities and Exchange Commission.

Change in Accounting Principle - Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments, in April 2019 and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments, in November 2019. ASU No. 2018-19 clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. ASU No. 2019-04 and ASU No. 2019-11 clarify various scoping and other issues arising from ASU No. 2016-13. The amendments in these ASUs affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. We adopted these ASUs and related standards during the first quarter ended February 27, 2021. Based on the conducted analyses on the change in accounting principle, the ASU did not have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheets. Therefore, a modified retrospective adjustment was not required. The trade receivables and allowances significant accounting policy has been changed in accordance with these ASUs as follows.

Trade Receivables and Allowances

Trade receivables are recorded at the invoiced amount and do not bear interest. Allowances are maintained for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts. The allowance for doubtful accounts includes an estimate of future uncollectible receivables based on the aging of the receivable balance and our collection experience. The allowance also includes specific customer accounts when it is probable that the full amount of the receivable will not be collected. Current expectations of future credit losses using market and industry data are considered in the specific customer accounts.

New Accounting Pronouncements

Recently issued accounting standards or pronouncements have been excluded as they are not relevant to us.

Note 2: Acquisitions

STR Holdings, Inc.

On January 13, 2021, we acquired certain assets of STR Holding, Inc. ("STR") for a base purchase price of $5,445 which was funded through existing cash. The agreement requires us to pay an additional $800 on the first anniversary of the acquisition and contingent consideration of up to $1,700 based on certain agreement provisions. STR, headquartered in Enfield, Connecticut, is a manufacturer of encapsulant products used in the solar industry. The acquisition fair value measurement, which includes goodwill of $849, intangible assets of $5,900 and other net assets of $1,196, was preliminary as of February 27, 2021. The fair value of the contingent consideration as of the date of acquisition was $1,700. See Note 11 for further discussion of the fair value of the contingent consideration. Goodwill is deductible for tax purposes. STR and the related goodwill are reported in our Engineering Adhesives ("EA") operating segment. The STR acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

D.H.M. Adhesives, Inc.

On February 3, 2020, we acquired certain assets of D.H.M. Adhesives, Inc. (“D.H.M.”) for approximately $9,500 which was funded through existing cash. In addition, the agreement requires us to pay contingent consideration of up to approximately $8,100 based upon a formula related to revenue during the fiscal years ended November 27, 2021 and December 3, 2022. D.H.M., headquartered in Calhoun, Georgia, is a provider of hotmelt adhesives. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $1,063 and customer relationship intangible of $11,900. The fair value of the contingent consideration as of the date of acquisition was $5,000 resulting in a final purchase price of $14,500. See Note 11 for further discussion of the fair value of the contingent consideration liability. Goodwill is deductible for tax purposes. D.H.M. and the related goodwill are reported in our Hygiene, Health and Consumable Adhesives operating segment. The D.H.M acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the reorganization of our business into three segments, the integration of the operations of Royal Adhesives with the operations of the Company, and other actions to optimize operations. The following table summarizes the pre-tax charges under these restructuring plans by income statement classification:

	Three Months Ended
	February 27, 2021	February 29, 2020
Cost of sales	$270	$60
Selling, general and administrative	1,547	(17)
	$1,817	$43

The restructuring charges are all recorded in Corporate Unallocated for segment reporting.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at November 30, 2019	$9,830	$-	$924	$10,754
Expenses incurred	2,898	-	1,681	4,579
Cash payments	(7,051)	-	(2,357)	(9,408)
Foreign currency translation	157	-	-	157
Balance at November 28, 2020	5,834	-	248	6,082
Expenses incurred	223	135	1,459	1,817
Non-cash charges	-	(135)	-	(135)
Cash payments	(1,979)	-	(1,583)	(3,562)
Foreign currency translation	11	-	-	11
Balance at February 27, 2021	$4,089	$-	$124	$4,213

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	February 27,	November 28,
	2021	2020
Raw materials	$187,214	$151,026
Finished goods	201,559	172,187
Total inventories	$388,773	$323,213

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the three months ended February 27, 2021 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 28, 2020	$332,909	$667,863	$311,231	$1,312,003
Acquisition	-	849	-	849
Currency impact	2,076	7,021	211	9,308
Balance at February 27, 2021	$334,985	$675,733	$311,442	$1,322,160

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	February 27, 2021
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$117,137	$942,271	$64,003	$11,456	$1,134,867
Accumulated amortization	(55,793)	(296,582)	(30,981)	(5,041)	(388,397)
Net identifiable intangibles	$61,344	$645,689	$33,022	$6,415	$746,470

	November 28, 2020
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$113,775	$933,943	$63,266	$11,410	$1,122,394
Accumulated amortization	(53,216)	(279,586)	(29,368)	(4,775)	(366,945)
Net identifiable intangibles	$60,559	$654,357	$33,898	$6,635	$755,449

Amortization expense with respect to amortizable intangible assets was $17,896 and $17,990 for the three months ended February 27, 2021 and February 29, 2020, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$53,296	$69,644	$66,743	$61,662	$59,013	$436,112

Non-amortizable intangible assets as of  February 27, 2021 and November 28, 2020 are $526 and $519, respectively, and are related to trademarks and trade names. The change in non-amortizable assets as of February 27, 2021 compared to November 28, 2020 was due to changes in foreign currency exchange rates.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended February 27, 2021 and February 29, 2020
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$833	$725	$5	$18
Interest cost	2,325	2,935	733	794	205	284
Expected return on assets	(7,781)	(6,440)	(3,077)	(2,842)	(2,235)	(1,994)
Amortization:
Prior service cost (benefit)	(1)	(1)	17	16	-	-
Actuarial loss	799	1,799	1,022	950	18	15
Net periodic benefit	$(4,658)	$(1,707)	$(472)	$(357)	$(2,007)	$(1,677)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended February 27, 2021				Three Months Ended February 29, 2020
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$29,791	$15			$9,895	$11
Foreign currency translation adjustment¹	$23,147	$-	23,147	(10)	$(2,780)	$-	(2,780)	(1)
Defined benefit pension plans adjustment²	1,855	(480)	1,375	-	2,779	(693)	2,086	-
Interest rate swap³	5,537	(1,357)	4,180	-	(11,900)	2,901	(8,999)	-
Cross currency swaps³	(1,062)	16	(1,046)	-	4,746	(102)	4,644	-
Other comprehensive income (loss)	$29,477	$(1,821)	$27,656	$(10)	$(7,155)	$2,106	$(5,049)	$(1)
Comprehensive income			$57,447	$5			$4,846	$10

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

The components of accumulated other comprehensive loss is as follows:

	February 27, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(82,983)	$(82,858)	$(125)
Interest rate swap, net of taxes of $6,796	(20,923)	(20,923)	-
Cash flow hedges, net of taxes of ($105)	6,923	6,923	-
Defined benefit pension plans adjustment, net of taxes of $80,176	(160,004)	(160,004)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(275,328)	$(275,203)	$(125)

	November 28, 2020
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(106,140)	$(106,005)	$(135)
Interest rate swap, net of taxes of $8,153	(25,103)	(25,103)	-
Cash flow hedges, net of taxes of ($121)	7,969	7,969	-
Defined benefit pension plans adjustment, net of taxes of $80,656	(161,379)	(161,379)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(302,994)	$(302,859)	$(135)

Note 8: Income Taxes

As of  February 27, 2021, we had a liability of $14,556 recorded for gross unrecognized tax benefits (excluding interest) compared to $14,569 as of November 28, 2020. As of February 27, 2021 and November 28, 2020, we had accrued $3,239 and $2,881 of gross interest relating to unrecognized tax benefits, respectively.

Income tax expense for the three months ended February 27, 2021 includes $42 of discrete tax expense. Excluding the discrete tax benefit, the overall effective tax rate was 27.4 percent for the three months ended February 27, 2021.

Income tax expense for the three months ended February 29, 2020 includes $2,004 of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 25.9 percent for the three months ended February 29, 2020.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	February 27,	February 29,
(Shares in thousands)	2021	2020
Weighted-average common shares - basic	52,492	51,295
Equivalent shares from share-based compensations plans	847	1,285
Weighted-average common and common equivalent shares diluted	53,339	52,580

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

Share-based compensation awards for 2,789,184 and 3,606,776 shares for the three months ended February 27, 2021 and February 29, 2020, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

Note 10: Financial Instruments

Overview

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables.

We use foreign currency forward contracts, cross-currency swaps and interest rate swaps to manage risks associated with foreign currency exchange rates and interest rates. We do not hold derivative financial instruments of a speculative nature or for trading purposes. We record derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Consolidated Statement of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. We evaluate hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

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

Cash Flow Hedges

As of February 27, 2021, we had six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars, which mature in 2021 and 2022.  As of February 27, 2021, the combined fair value of the swaps was a liability of $2,302 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment.  The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income (expense), net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $6,923 as of February 27, 2021. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of February 27, 2021 that is expected to be reclassified into earnings within the next twelve months is $4,436.  As of February 27, 2021, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of February 27, 2021:

	Fiscal Year of		Notional
	Expiration	Interest Rate	Value	Fair Value
Pay EUR	2021	2.75%	$133,340	$(1,945)
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$(357)
Receive USD		5.1803%

Total			$401,200	$(2,302)

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which was amortized down to $925,000 on October 20, 2020, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps was a liability of $27,718 at February 27, 2021 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended
	February 27, 2021	February 29, 2020
Cross-currency swap contracts	$(1,062)	$4,746
Interest rate swap contracts	5,537	(11,900)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. The combined fair value of the interest rate swaps was a liability of $4,494 at  February 27, 2021, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Derivatives Not Designated As Hedging Instruments

We use foreign currency forward contracts to offset our exposure to the change in value of certain foreign currency denominated assets and liabilities held at foreign subsidiaries that are remeasured at the end of each period. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Foreign currency forward contracts are recorded as assets and liabilities on the balance sheet at fair value. Changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. See Note 11 for fair value amounts of these derivative instruments.

As of February 27, 2021, we had forward foreign currency contracts maturing between March 1, 2021 and October 19, 2021. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax (losses) gains recognized in other income, net related to derivative instruments not designated as hedging instruments for the three months ended February 27, 2021 and February 29, 2020 were $(5,205) and $3,230, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of February 27, 2021, there were no significant concentrations of credit risk.

Note 11: Fair Value Measurements

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 27, 2021 and November 28, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	February 27,	Fair Value Measurements Using:
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$5,863	$5,863	$-	$-
Foreign exchange contracts	1,175	-	1,175	-

Liabilities:
Foreign exchange contracts	$6,400	$-	$6,400	$-
Cross-currency cash flow hedges	2,302	-	2,302	-
Interest rate swaps, cash flow hedges	27,718	-	27,718	-
Interest rate swaps, fair value hedges	4,494	-	4,494	-
Contingent consideration	7,500	-	-	7,500

	November 28,	Fair Value Measurements Using:
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$22,560	$22,560	$-	$-
Foreign exchange contract assets	2,320	-	2,320	-
Cross-currency cash flow hedge assets	2,823	-	2,823	-

Liabilities:
Foreign exchange contracts	$5,251	$-	$5,251	$-
Cross-currency cash flow hedges	280	-	280
Interest rate swaps, cash flow hedges	33,256	-	33,256	-
Contingent consideration	5,800	-	-	5,800

We use the income approach in calculating the fair value of our contingent consideration liability related to the D.H.M. acquisition using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.

The valuation of our contingent consideration liabilities related to the acquisitions of D.H.M. and STR resulted in a fair value of $5,800 and $1,700, respectively, as of February 27, 2021. See Note 2 for further discussion regarding our acquisitions.

Amounts
Balance at November 28, 2020	$5,800
Acquisition	1,700
Mark to market adjustment	-
Balance at February 27, 2021	$7,500

Long-term debt had an estimated fair value of $1,764,401 and $1,811,562 as of February 27, 2021 and November 28, 2020, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $7,814 and $8,099 as of February 27, 2021 and November 28, 2020, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,636 and $3,703 as of February 27, 2021 and November 28, 2020, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	February 27, 2021	February 29, 2020	November 28, 2020
Lawsuits and claims settled	2	2	19
Settlement amounts	$85	$30	$944
Insurance payments received or expected to be received	$55	$21	$660

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

Note 13: Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue, operating income and adjusted EBITDA of each of our segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.  Corporate expenses are allocated to each operating segment. Corporate assets are not allocated to the operating segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs.

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. The business components within each operating segment are managed to maximize the results of the overall operating segment rather than the results of any individual business component of the operating segment. Results of individual components of each operating segment are subject to numerous allocations of segment-wide costs that may or may not have been focused on that particular component for a particular reporting period. The costs for these allocated resources are not tracked on a "where-used" basis as financial performance is assessed at the total operating segment level.

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments. Operating income is identified as gross profit less SG&A expenses.

	Three Months Ended
	February 27, 2021		February 29, 2020
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$335,669	$29,912	$312,512	$22,664
Engineering Adhesives	312,663	30,417	248,895	15,365
Construction Adhesives	77,572	(4,703)	85,157	(1,373)
Total segment	$725,904	$55,626	$646,564	$36,656
Corporate Unallocated	-	(7,276)	-	(7,903)
Total	$725,904	$48,350	$646,564	$28,753

Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended
	February 27,	February 29,
	2021	2020
Operating income	$48,350	$28,753
Other income, net	7,869	4,969
Interest expense	(20,361)	(22,757)
Interest income	2,659	2,918
Income before income taxes and income from equity method investments	$38,517	$13,883

The adjusted EBITDA information presented below does not conform to U.S. GAAP and should not be construed as an alternative to the reported results determined in accordance with U.S. GAAP. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization and certain adjustments. Management has included this non-GAAP information to assist in understanding the operating performance of the company and our operating segments. Adjusted EBITDA is reconciled to net income attributable to H.B. Fuller, the most directly comparable financial measure determined and reported in accordance with U.S. GAAP.

	Three Months Ended
	February 27, 2021	February 29, 2020

Adjusted EBITDA
Hygiene, Health and Consumable Adhesives	$44,606	$35,896
Engineering Adhesives	48,168	30,916
Construction Adhesives	6,286	8,873
Corporate Unallocated	1,813	2,092
Total	100,873	77,777

Adjusted items:
Adjustments	5,264	7,895
Interest expense	20,392	22,761
Interest income	(2,659)	(2,918)
Income taxes	12,583	5,592
Depreciation and amortization expense	35,502	34,552
Total	71,082	67,882

Net income attributable to H.B. Fuller	$29,791	$9,895

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended February 27, 2021

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$182,022	$113,126	$67,032	$-	$362,180
EIMEA	95,973	101,759	4,727	-	202,459
Asia Pacific	57,674	97,778	5,813	-	161,265
	$335,669	$312,663	$77,572	$-	$725,904

	Three Months Ended February 29, 2020

	Hygiene, Health
	and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total

Americas	$173,275	$105,373	$74,258	$-	$352,906
EIMEA	92,382	83,676	6,126	-	182,184
Asia Pacific	46,855	59,846	4,773	-	111,474
	$312,512	$248,895	$85,157	$-	$646,564

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 28, 2020 for important background information related to our business.

Net revenue in the first quarter of 2021 increased 12.3 percent from the first quarter of 2020. Net revenue increased 10.5 percent due to sales volume. Currency effects of 1.8 percent compared to the first quarter of 2020 were primarily driven by a stronger Euro, Chinese renminbi, and Australian dollar, partially offset by the weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. Gross profit margin increased 20 basis points primarily due to lower raw material costs.

Net income attributable to H.B. Fuller in the first quarter of 2021 was $29.8 million compared to $9.9 million in the first quarter of 2020. On a diluted earnings per share basis, the first quarter of 2021 was $0.56 per share compared to $0.19 per share for the first quarter of 2020.

Market Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. Its full financial impact is unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns and duration of the economic slowdown and nature and timing of a recovery. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. We continue to monitor the situation to help ensure the well-being of our employees, customers and suppliers to minimize disruptions and provide for the safe and reliable supply of products to our customers. In accordance with the guidance provided by both the World Health Organization and the U.S. Centers for Disease Control and Prevention, we have implemented safe work practices, including social distancing and work from home guidelines.

See "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended November 28, 2020 as filed with the Securities and Exchange Commission for further information of the possible impact of the COVID-19 pandemic on our business.

Restructuring Plan

2020 Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). In implementing the 2020 Restructuring Plan, we expect to incur costs of approximately $20.0 million ($15.8 million after-tax), which includes cash expenditures for severance and related employee costs globally, costs related to streamlining of processes and other restructuring-related costs. We have incurred costs of $15.6 million under this plan as of February 27, 2021. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed in 2022.

Results of Operations

Net revenue:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Net revenue	$725.9	$646.6	12.3%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2021 compared to the same period in 2020:

Three Months Ended
February 27, 2021 vs. February 29, 2020
Organic growth	10.5%
M&A	0.0%
Currency	1.8%
Total	12.3%

Organic growth was 10.5 percent in the first quarter of 2021 compared to the first quarter of 2020 driven by a 21.1 percent increase in Engineering Adhesives and a 7.6 percent increase in Hygiene, Health and Consumable Adhesives, partially offset by a 10.0 percent decrease in Construction Adhesives. The increase is predominately driven by an increase in sales volume. The 1.8 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi, and Australian dollar, partially offset by the weaker Brazilian real, Turkish lira, and Argentinian peso compared to the U.S. dollar.

Cost of sales:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Raw materials	$385.0	$345.2	11.5%
Other manufacturing costs	148.5	131.1	13.3%
Cost of sales	$533.5	$476.3	12.0%
Percent of net revenue	73.5%	73.7%

Cost of sales in the first quarter of 2021 compared to the first quarter of 2020 decreased 20 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 40 basis points in the first quarter of 2021 compared to the first quarter of 2020. Other manufacturing costs as a percentage of revenue increased 20 basis points in the first quarter of 2021 compared to the first quarter of 2020.

Gross profit:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Gross profit	$192.4	$170.3	13.0%
Percent of net revenue	26.5%	26.3%

Gross profit in the first quarter of 2021 increased 13.0 percent and gross profit margin increased 20 basis points compared to the first quarter of 2020. The increase in gross profit margin was primarily due to lower raw material costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
SG&A	$144.0	$141.5	1.8%
Percent of net revenue	19.8%	21.9%

SG&A expenses for the first quarter of 2021 increased $2.5 million, or 1.8 percent, compared to the first quarter of 2020. The increase is primarily due to higher compensation costs compared to the prior year.

Other income, net:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Other income, net	$7.9	$5.0	58.0%

Other income, net in the first quarter of 2021 included $7.9 million of net defined benefit pension benefits and $1.8 million of other income, offset by $1.8 million of currency transaction losses. Other income, net in the first quarter of 2020 included $4.5 million of net defined benefit pension benefits, $0.3 million of other income and $0.2 million of currency transaction gains.

Interest expense:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Interest expense	$20.4	$22.8	(10.5)%

Interest expense in the first quarter of 2021 was $20.4 million compared to $22.8 million in the first quarter of 2020. Interest expense in the first quarter of 2021 compared to the first quarter of 2020 was lower due to lower U.S. debt balances and lower interest rates.

Interest income:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Interest income	$2.7	$2.9	(6.9)%

Interest income in the first quarter of 2021 was $2.7 million. Interest income in the first quarter of 2020 was $2.9 million.

Income taxes:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Income taxes	$10.6	$5.6	89.3%
Effective tax rate	27.5%	40.4%

Income tax expense of $10.6 million in the first quarter of 2021 includes less than $0.1 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.4 percent. Income tax expense of $5.6 million in the first quarter of 2020 includes $2.0 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 25.9 percent. The discrete tax expense relates to various foreign tax matters.

Income from equity method investments:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Income from equity method investments	$1.9	$1.6	18.8%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the first quarter of 2021 compared to the same period of 2020 relates to higher net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Net income attributable to H.B. Fuller	$29.8	$9.9	201.0%
Percent of net revenue	4.1%	1.5%

The net income attributable to H.B. Fuller for the first quarter of 2021 was $29.8 million compared to $9.9 million for the first quarter of 2020. The diluted earnings per share for the first quarter of 2021 was $0.56 per share as compared to $0.19 per share for the first quarter of 2020.

Operating Segment Results

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. Operating results of each of these segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance.

The tables below provide certain information regarding the net revenue and operating income of each of our operating segments.

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, the results of business divestitures and costs related to the implementation of Project ONE.

Net Revenue by Segment:

	Three Months Ended
	February 27, 2021		February 29, 2020
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$335.7	46%	$312.5	48%
Engineering Adhesives	312.6	43%	248.9	39%
Construction Adhesives	77.6	11%	85.2	13%
Segment total	$725.9	100%	$646.6	100%
Corporate Unallocated	-	-	-	-
Total	$725.9	100%	$646.6	100%

Segment Operating Income (Loss):

	Three Months Ended
	February 27, 2021		February 29, 2020
	Segment		Segment
	Operating		Operating
	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$29.9	62%	$22.7	79%
Engineering Adhesives	30.4	63%	15.4	53%
Construction Adhesives	(4.7)	(10)%	(1.4)	(5)%
Segment total	$55.6	115%	$36.7	127%
Corporate Unallocated	(7.3)	(15)%	(7.9)	(27)%
Total	$48.3	100%	$28.8	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Net revenue	$335.7	$312.5	7.4%
Segment operating income	$29.9	$22.7	31.7%
Segment operating margin	8.9%	7.3%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

Three Months Ended
February 27, 2021 vs. February 29, 2020
Organic growth	7.6%
Currency	(0.2)%
Total	7.4%

Net revenue increased 7.4 percent in the first quarter of 2021 compared to the first quarter of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and a slight increase in product pricing. The negative currency effect was due to the weaker Brazilian real, Turkish lira and Argentinian peso partially offset by a stronger Euro and Chinese renminbi compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 90 basis points due to lower raw material costs and favorable product mix. Other manufacturing costs as a percentage of net revenue increased 30 basis points. SG&A expenses as a percentage of net revenue decreased 100 basis points primarily due to lower discretionary spending and higher net revenue. Segment operating income increased 31.7 percent and segment operating margin as a percentage of net revenue increased 160 basis points compared to the first quarter of 2020.

Engineering Adhesives

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Net revenue	$312.6	$248.9	25.6%
Segment operating income	$30.4	$15.4	97.4%
Segment operating margin	9.7%	6.2%

The following tables provide details of the Engineering Adhesives net revenue variances:

Three Months Ended
February 27, 2021 vs. February 29, 2020
Organic growth	21.1%
Currency	4.5%
Total	25.6%

Net revenue increased 25.6 percent in the first quarter of 2021 compared to the first quarter of 2020. The increase in organic growth was attributable to an increase in sales volume. The currency effect was due to a stronger Euro and Chinese renminbi, partially offset by a weaker Brazilian real and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 50 basis points. Other manufacturing costs as a percentage of net revenue decreased 50 basis points. SG&A expenses as a percentage of net revenue decreased 350 basis points primarily due to lower discretionary spending and higher revenue. Segment operating income increased 97.4 percent and segment operating margin increased 350 basis points compared to the first quarter of 2020.

Construction Adhesives

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Net revenue	$77.6	$85.2	(8.9)%
Segment operating loss	$(4.7)	$(1.4)	235.7%
Segment operating margin	(6.1)%	(1.6)%

The following tables provide details of the Construction Adhesives net revenue variances:

Three Months Ended
February 27, 2021 vs. February 29, 2020
Organic growth	(10.0)%
Currency	1.1%
Total	(8.9)%

Net revenue decreased 8.9 percent in the first quarter of 2021 compared to the first quarter of 2020. The decrease in organic growth was attributable to a decrease in sales volume and unfavorable product pricing. The currency effect was due to a stronger Euro and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 30 basis points. Other manufacturing costs as a percentage of net revenue increased 270 basis points due to lower net revenue and higher manufacturing waste and scrap costs. SG&A expenses as a percentage of net revenue increased 210 basis points due to lower net revenue. Segment operating loss increased 235.7 percent and segment operating margin decreased 450 basis points compared to the first quarter of 2020.

Corporate Unallocated

	Three Months Ended
	February 27,	February 29,	2021 vs
($ in millions)	2021	2020	2020
Net revenue	$-	$-	0.0%
Segment operating loss	$(7.3)	$(7.9)	(7.6)%
Segment operating margin	NMP	NMP

NMP = Non-meaningful percentage

Segment operating loss in the first quarter of 2021 decreased 7.6 percent compared to the first quarter of 2020 reflecting decreased organizational realignment costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 27, 2021 were $81.2 million compared to $100.5 million as of November 28, 2020 and $78.7 million as of February 29, 2020. The majority of the $81.2 million in cash and cash equivalents as of February 27, 2021 was held outside the United States. Total long and short-term debt was $1,758.2 million as of February 27, 2021, $1,773.9 million as of November 28, 2020 and $1,973.5 million as of February 29, 2020. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 54.8 percent as of February 27, 2021 as compared to 56.1 percent as of November 28, 2020 and 61.8 percent as of February 29, 2020.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At February 27, 2021, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of February 27, 2021
Secured Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.9	2.7
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.9	2.7
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	5.1

●	TTM = Trailing 12 months

●	EBITDA for Term Loan B covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Term Loan B Credit Agreement and can be found in the Company’s Form 8-K filing dated October 20, 2017.

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2021.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	February 27,	February 29,
	2021	2020
Net working capital as a percentage of annualized net revenue[1]	17.9%	19.7%
Accounts receivable DSO (in days)[2]	58	58
Inventory days on hand (in days)[3]	63	70
Free cash flow after dividends[4]	$(8.0)	$(5.9)
Total debt to total capital ratio[5]	54.8%	61.8%

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

4 Year-to-date net cash provided by operating activities, less purchased property, plant and equipment and dividends paid. See reconciliation of net cash provided by operating activities to free cash flow after dividends below.

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Three Months Ended
($ in millions)	February 27, 2021	February 29, 2020
Net cash provided by operating activities	$35.8	$34.4
Less: Purchased property, plant and equipment	35.3	32.1
Less: Dividends paid	8.5	8.2
Free cash flow after dividends	$(8.0)	$(5.9)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	February 27,	February 29,
($ in millions)	2021	2020
Net cash provided by operating activities	$35.8	$34.4

Net income including non-controlling interest was $29.8 million in the first three months of 2021 compared to $9.9 million in the first three months of 2020. Depreciation and amortization expense totaled $35.7 million in the first three months of 2021 compared to $34.6 million in the first three months of 2020. Deferred income taxes was a use of cash of $2.3 million in 2021 compared to $4.0 million in the first three months of 2020. Accrued compensation was a use of cash of $18.1 million in 2021 compared to $21.1 million last year.  Other assets was a use of cash of $1.9 million in the three months ended February 27, 2021 compared to $32.8 million in the first three months of 2020. Other liabilities was a use of cash of $17.9 million in the first three months of 2021 compared to a source of cash of $12.8 million in the first three months of 2020.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $7.1 million compared to $41.9 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Three Months Ended
	February 27,	February 29,
($ in millions)	2021	2020
Trade receivables, net	$3.3	$33.7
Inventory	(63.6)	(46.9)
Trade payables	67.4	55.1
Total cash flow impact	$7.1	$41.9

●

Trade Receivables, net – Trade receivables, net was a source of cash of $3.3 million and $33.7 million in the first three months of 2021 and 2020, respectively. The lower source of cash in 2021 compared to 2020 was due to higher revenue in the first three months of 2021 compared to 2020 and more cash collected on trade receivables in the prior year compared to the current year. The DSO were 58 days at February 27, 2021 and February 29, 2020.

●

Inventory – Inventory was a use of cash of $63.6 million and $46.9 million in the first three months of 2021 and 2020, respectively. The higher use of cash in 2021 is due to increasing inventory levels in 2021 compared to 2020. Inventory days on hand were 63 days as of February 27, 2021 and 70 days as of February 29, 2020.

●

Trade Payables – Trade payables was a source of cash of $67.4 million compared to $55.1 million in the first three months of 2021 and 2020, respectively. The higher source of cash in 2021 compared to 2020 reflects lower payments on trade payables in the current year.

Cash Flows from Investing Activities:

	Three Months Ended
	February 27,	February 29,
($ in millions)	2021	2020
Net cash used in investing activities	$(42.0)	$(44.3)

Purchases of property, plant and equipment were $35.3 million during the first three months of 2021. This is compared to $32.1 million for the same period of 2020.  This difference also reflects the timing of capital projects and expenditures related to growth initiatives.

Cash Flows from Financing Activities:

	Three Months Ended
	February 27,	February 29,
($ in millions)	2021	2020
Net cash used in financing activities	$(15.7)	$(22.0)

Repayments of long-term debt were $11.0 million in the three months ended February 27, 2021 and $13.0 million in the three months ended February 29, 2020. Net payment of notes payable were less than $0.1 million in the three months ended February 27, 2021 compared to net proceeds of $1.5 million in the same period of 2020. Cash dividends paid were $8.5 million in the three months ended February 27, 2021 compared to $8.2 million in the same period of 2020. Repurchases of common stock were $2.6 million in the three months ended February 27, 2021 compared to $3.2 million in the same period of 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  See Part II, Item 7A in our Annual Report on Form 10-K for the year ended November 28, 2020 for further discussion of these market risks. There have been no material changes in the reported market risk of the Company since November 28, 2020.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 27, 2021. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of February 27, 2021, our disclosure controls and procedures were effective.

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

Other Legal Proceedings

From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, contract, patent and intellectual property, environmental, health and safety, tax and employment matters. While we are unable to predict the outcome of these matters, we have concluded, based upon currently available information, that the ultimate resolution of any pending matter, individually or in the aggregate, including asbestos-related litigation, will not have a material adverse effect on our results of operations, financial condition or cash flow. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

For additional information regarding environmental matters and other legal proceedings, see Note 12 to our Consolidated Financial Statements.

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 28, 2020. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 28, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter ended February 27, 2021 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased1	per Share	(millions)

November 29, 2020 - January 2, 2021	-	$-	$187,170

January 3, 2021 - January 30, 2021	39,439	$52.11	$187,170

January 31, 2021 - February 27, 2021	9,808	$55.54	$187,170

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 27, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 25, 2021	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 27, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).