Form 10-K/A
period 2020-11-28
FULLER H B CO
filed 2021-06-29
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of H.B. Fuller Company (the “Company”) for the fiscal year ended November 28, 2020, as originally filed with the Securities and Exchange Commission on January 26, 2021 (the “Original Form 10-K”). The Company is filing this Amendment to include a reissued audit report on the 2019 and 2018 financial statements of its predecessor independent auditor, KPMG LLP. The reissued audit report was dual dated to indicate that KPMG LLP has audited and reported on the adjustments made to the 2019 and 2018 segment financial information that was recast to retrospectively reflect the realignment of the Company's operating segment structure as further described in Note 15 to the consolidated financial statements.

No other changes were made to the Original Form 10-K except for removing the paragraph and table containing adjusted EBITDA information by segment in Note 15. Except as stated herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K, nor does it modify or update any of the financial or other disclosures as presented in the Original Form 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV. In addition, new consents of Ernst & Young LLP and KPMG LLP have been included in Item 15 of Part IV, Exhibits 23.1 and 23.2.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

H.B. Fuller Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of H.B. Fuller Company and subsidiaries (the Company) as of November 30, 2019, the related consolidated statements of income, comprehensive income, total equity, and cash flows for each of the fiscal years in the two-year period ended November 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended November 30, 2019, in conformity with U.S. generally accepted accounting principles

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2003 to 2020.

Minneapolis, Minnesota

January 24, 2020, except for Note 15, as to which the date is June 29, 2021

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

Asset Retirement Obligations

We recognize asset retirement obligations ("ARO") in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $2,948 and $2,952 at November 28, 2020 and November 30, 2019, respectively

.

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

3.	Exhibits

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP

31.1	302 Certification – James J. Owens

31.2	302 Certification – John J. Corkrean

32.1	906 Certification – James J. Owens

32.2	906 Certification – John J. Corkrean

101	The following materials from Amendment No. 1 to the H.B. Fuller Company Annual Report on Form 10-K/A for the fiscal year ended November 28, 2020 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(b)	See Exhibits attached to this Form 10-K/A.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H.B. FULLER COMPANY

	By:	/s/ James J. Owens
Dated: June 29, 2021		JAMES J. OWENS
President and Chief Executive Officer