Form 10-Q
period 2021-05-29
FULLER H B CO
filed 2021-06-29
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 52,534,579 as of June 21, 2021.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Net revenue	$827,873	$674,602	$1,553,777	$1,321,166
Cost of sales	(610,323)	(489,701)	(1,143,863)	(966,003)
Gross profit	217,550	184,901	409,914	355,163
Selling, general and administrative expenses	(148,409)	(127,998)	(292,423)	(269,507)
Other income, net	11,879	3,049	19,748	8,018
Interest expense	(19,942)	(21,644)	(40,303)	(44,401)
Interest income	2,530	2,898	5,189	5,816
Income before income taxes and income from equity method investments	63,608	41,206	102,125	55,089
Income taxes	(16,660)	(11,471)	(27,267)	(17,082)
Income from equity method investments	2,176	1,893	4,072	3,527
Net income including non-controlling interest	49,124	31,628	78,930	41,534
Net income attributable to non-controlling interest	(22)	(15)	(37)	(26)
Net income attributable to H.B. Fuller	$49,102	$31,613	$78,893	$41,508

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.93	$0.61	$1.50	$0.80
Diluted	$0.90	$0.61	$1.47	$0.79

Weighted-average common shares outstanding:
Basic	52,839	51,420	52,666	51,874
Diluted	54,294	52,029	53,817	52,305

Dividends declared per common share	$0.168	$0.163	$0.330	$0.323

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Net income including non-controlling interest	$49,124	$31,628	$78,930	$41,534
Other comprehensive income (loss)
Foreign currency translation	55,524	(29,922)	78,661	(32,703)
Defined benefit pension plans adjustment, net of tax	1,371	2,070	2,746	4,156
Interest rate swaps, net of tax	3,564	(9,883)	7,744	(18,882)
Cross-currency swaps, net of tax	(1,241)	5,878	(2,287)	10,522
Other comprehensive income (loss)	59,218	(31,857)	86,864	(36,907)
Comprehensive income (loss)	108,342	(229)	165,794	4,627
Less: Comprehensive income attributable to non-controlling interest	34	19	39	29
Comprehensive income (loss) attributable to H.B. Fuller	$108,308	$(248)	$165,755	$4,598

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 29,	November 28,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$69,597	$100,534
Trade receivables (net of allowances of $11,486 and $12,905, as of May 29, 2021 and November 28, 2020, respectively)	583,270	514,916
Inventories	427,835	323,213
Other current assets	86,242	81,113
Total current assets	1,166,944	1,019,776

Property, plant and equipment	1,476,601	1,428,183
Accumulated depreciation	(795,025)	(757,439)
Property, plant and equipment, net	681,576	670,744

Goodwill	1,330,535	1,312,003
Other intangibles, net	732,760	755,968
Other assets	355,112	278,213
Total assets	$4,266,927	$4,036,704

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$26,857	$16,925
Trade payables	433,515	316,460
Accrued compensation	75,902	83,598
Income taxes payable	28,074	29,173
Other accrued expenses	87,324	83,976
Total current liabilities	651,672	530,132

Long-term debt	1,685,553	1,756,985
Accrued pension liabilities	89,145	88,806
Other liabilities	277,345	278,919
Total liabilities	2,703,715	2,654,842

Commitments and contingencies (Note 12)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 52,499,414 and 51,906,663, as of May 29, 2021 and November 28, 2020, respectively	52,499	51,907
Additional paid-in capital	190,243	157,867
Retained earnings	1,535,887	1,474,406
Accumulated other comprehensive loss	(215,997)	(302,859)
Total H.B. Fuller stockholders' equity	1,562,632	1,381,321
Non-controlling interest	580	541
Total equity	1,563,212	1,381,862
Total liabilities, non-controlling interest and total equity	$4,266,927	$4,036,704

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income	-	-	29,791	27,656	5	57,452
Dividends	-	-	(8,542)	-	-	(8,542)
Stock option exercises	147	6,251	-	-	-	6,398
Share-based compensation plans and other, net	150	7,423	-	-	-	7,573
Repurchases of common stock	(49)	(2,531)	-	-	-	(2,580)
Balance at February 27, 2021	$52,155	$169,010	$1,495,655	$(275,203)	$546	$1,442,163
Comprehensive income	-	-	49,102	59,206	34	$108,342
Dividends	-	-	(8,870)	-	-	(8,870)
Stock option exercises	318	13,887	-	-	-	14,205
Share-based compensation plans other, net	27	7,393	-	-	-	7,420
Repurchases of common stock	(1)	(47)	-	-	-	(48)
Balance at May 29, 2021	$52,499	$190,243	$1,535,887	$(215,997)	$580	1,563,212

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 30, 2019	51,241	130,295	1,384,411	(343,600)	442	1,222,789
Comprehensive income (loss)	-	-	9,895	(5,049)	10	4,856
Dividends	-	-	(8,313)	-	-	(8,313)
Stock option exercises	26	881	-	-	-	907
Share-based compensation plans and other, net	206	4,821	-	-	-	5,027
Repurchases of common stock	(66)	(3,146)	-	-	-	(3,212)
Balance at February 29, 2020	$51,407	$132,851	$1,385,993	$(348,649)	$452	$1,222,054
Comprehensive income	-	-	31,613	(31,861)	19	(229)
Dividends	-	-	(8,448)	-	-	(8,448)
Stock option exercises	24	626	-	-	-	650
Share-based compensation plans other, net	121	4,730	-	-	-	4,851
Repurchases of common stock	(1)	(32)	-	-	-	(33)
Balance at May 30, 2020	$51,551	$138,175	$1,409,158	$(380,510)	$471	$1,218,845

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	May 29, 2021	May 30, 2020
Cash flows from operating activities:
Net income including non-controlling interest	$78,930	$41,534
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	35,976	33,198
Amortization	35,649	35,458
Deferred income taxes	(1,167)	(10,412)
Income from equity method investments, net of dividends received	(4,072)	(3,527)
Share-based compensation	12,486	9,236
Pension and other post-retirement benefit plan activity	(15,927)	(2,993)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(43,191)	33,867
Inventories	(100,358)	(59,232)
Other assets	(21,709)	(13,070)
Trade payables	115,488	42,182
Accrued compensation	(8,760)	(21,587)
Other accrued expenses	1,925	8,981
Income taxes payable	(1,513)	(2,728)
Other liabilities	(28,980)	24,705
Other	25,055	(7,199)
Net cash provided by operating activities	79,832	108,413

Cash flows from investing activities:
Purchased property, plant and equipment	(50,726)	(54,533)
Purchased businesses, net of cash acquired	(5,445)	(9,500)
Purchase of assets	-	(3,998)
Proceeds from sale of property, plant and equipment	1,237	1,416
Cash payments related to government grant	(1,526)	(2,331)
Net cash used in investing activities	(56,460)	(68,946)

Cash flows from financing activities:
Repayment of long-term debt	(68,000)	(67,000)
Net proceeds of notes payable	9,335	6,994
Dividends paid	(17,244)	(16,577)
Proceeds from stock options exercised	20,621	1,557
Repurchases of common stock	(2,628)	(3,246)
Net cash used in financing activities	(57,916)	(78,272)

Effect of exchange rate changes on cash and cash equivalents	3,607	(3,040)
Net change in cash and cash equivalents	(30,937)	(41,845)
Cash and cash equivalents at beginning of period	100,534	112,191
Cash and cash equivalents at end of period	$69,597	$70,346

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

Note 2: Acquisitions

STR Holdings, Inc.

On January 13, 2021, we acquired certain assets of STR Holding, Inc. ("STR") for a base purchase price of $5,445 which was funded through existing cash. The agreement requires us to pay an additional $800 on the first anniversary of the acquisition and contingent consideration of up to $1,700 based on certain agreement provisions. STR, headquartered in Enfield, Connecticut, is a manufacturer of encapsulant products used in the solar industry. The acquisition fair value measurement, which includes goodwill of $849, intangible assets of $5,900 and other net assets of $1,196, was preliminary as of May 29, 2021. The fair value of the contingent consideration as of the date of acquisition was $1,700. See Note 11 for further discussion of the fair value of the contingent consideration. Goodwill is deductible for tax purposes. STR and the related goodwill are reported in our Engineering Adhesives ("EA") operating segment. The STR acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

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

	Three Months Ended		Six Months Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Cost of sales	$23	$7	$293	$67
Selling, general and administrative	(201)	383	1,346	367
	$(178)	$390	$1,639	$434

The restructuring charges are all recorded in Corporate Unallocated for segment reporting.

A summary of the restructuring liability is presented below:

	Employee-Related	Other	Total
Balance at November 30, 2019	$9,830	$924	$10,754
Expenses incurred	2,898	1,681	4,579
Cash payments	(7,051)	(2,357)	(9,408)
Foreign currency translation	157	-	157
Balance at November 28, 2020	5,834	248	6,082
Expenses incurred	45	1,594	1,639
Non-cash charges	-	(135)	(135)
Cash payments	(3,106)	(1,707)	(4,813)
Foreign currency translation	(17)	-	(17)
Balance at May 29, 2021	$2,756	$-	$2,756

Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	May 29,	November 28,
	2021	2020
Raw materials	$207,720	$151,026
Finished goods	220,115	172,187
Total inventories	$427,835	$323,213

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the six months ended May 29, 2021 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 28, 2020	$332,909	$667,863	$311,231	$1,312,003
Acquisition	-	849	-	849
Currency impact	4,503	12,384	796	17,683
Balance at May 29, 2021	$337,412	$681,096	$312,027	$1,330,535

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	May 29, 2021
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$118,086	$946,526	$64,380	$11,422	$1,140,414
Accumulated amortization	(58,867)	(311,899)	(32,167)	(5,252)	(408,185)
Net identifiable intangibles	$59,219	$634,627	$32,213	$6,170	$732,229

	November 28, 2020
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$113,775	$933,943	$63,266	$11,410	$1,122,394
Accumulated amortization	(53,216)	(279,586)	(29,368)	(4,775)	(366,945)
Net identifiable intangibles	$60,559	$654,357	$33,898	$6,635	$755,449

Amortization expense with respect to amortizable intangible assets was $17,753 and $17,468 for the three months ended May 29, 2021 and May 30, 2020, respectively, and $35,649 and $35,458 for the six months ended May 29, 2021 and May 30, 2020, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$35,581	$70,049	$67,118	$61,985	$59,316	$438,180

Non-amortizable intangible assets as of  May 29, 2021 and November 28, 2020 are $531 and $519, respectively, and are related to trademarks and trade names. The change in non-amortizable assets as of May 29, 2021 compared to November 28, 2020 was due to changes in foreign currency exchange rates.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended May 29, 2021 and May 30, 2020
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$821	$721	$5	$18
Interest cost	2,325	2,935	739	781	206	284
Expected return on assets	(7,781)	(6,439)	(3,104)	(2,798)	(2,236)	(1,994)
Amortization:
Prior service cost (benefit)	(1)	(1)	17	16	-	-
Actuarial loss	799	1,799	1,016	940	18	16
Net periodic benefit	$(4,658)	$(1,706)	$(511)	$(340)	$(2,007)	$(1,676)

	Six Months Ended May 29, 2021 and May 30, 2020
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$1,654	$1,441	$11	$37
Interest cost	4,650	5,869	1,472	1,563	411	567
Expected return on assets	(15,561)	(12,879)	(6,181)	(5,596)	(4,472)	(3,988)
Amortization:
Prior service cost (benefit)	(2)	(2)	34	32	-	-
Actuarial loss	1,599	3,598	2,038	1,880	36	31
Net periodic benefit	$(9,314)	$(3,414)	$(983)	$(680)	$(4,014)	$(3,353)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended May 29, 2021				Three Months Ended May 30, 2020
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$49,102	$22			$31,613	$15
Foreign currency translation adjustment¹	$55,512	$-	55,512	12	$(29,926)	$-	(29,926)	4
Defined benefit pension plans adjustment²	1,851	(480)	1,371	-	2,758	(688)	2,070	-
Interest rate swap³	4,721	(1,157)	3,564	-	(13,069)	3,186	(9,883)	-
Cross currency swaps³	(1,258)	17	(1,241)	-	5,994	(116)	5,878	-
Other comprehensive income (loss)	$60,826	$(1,620)	$59,206	$12	$(34,243)	$2,382	$(31,861)	$4
Comprehensive income (loss)			$108,308	$34			$(248)	$19

	Six Months Ended May 29, 2021				Six Months Ended May 30, 2020
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$78,893	$37			$41,508	$26
Foreign currency translation adjustment¹	$78,659	$-	78,659	2	$(32,706)	$-	(32,706)	3
Defined benefit pension plans adjustment²	3,706	(960)	2,746	-	5,537	(1,381)	4,156	-
Interest rate swap³	10,258	(2,514)	7,744	-	(24,970)	6,088	(18,882)	-
Cross currency swaps³	(2,320)	33	(2,287)	-	10,740	(218)	10,522	-
Other comprehensive income (loss)	$90,303	$(3,441)	$86,862	2	$(41,399)	$4,489	(36,910)	3
Comprehensive income			$165,755	$39			$4,598	$29

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

The components of accumulated other comprehensive loss are as follows:

	May 29, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(27,483)	$(27,346)	$(137)
Interest rate swap, net of taxes of $5,306	(17,359)	(17,359)	-
Cash flow hedges, net of taxes of $(88)	5,682	5,682	-
Defined benefit pension plans adjustment, net of taxes of $79,696	(158,633)	(158,633)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(216,134)	$(215,997)	$(137)

	November 28, 2020
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(106,140)	$(106,005)	$(135)
Interest rate swap, net of taxes of $8,639	(25,103)	(25,103)	-
Cash flow hedges, net of taxes of $(121)	7,969	7,969	-
Defined benefit pension plans adjustment, net of taxes of $80,656	(161,379)	(161,379)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(302,994)	$(302,859)	$(135)

Note 8: Income Taxes

As of  May 29, 2021, we had a liability of $14,962 recorded for gross unrecognized tax benefits (excluding interest) compared to $14,569 as of November 28, 2020. As of May 29, 2021 and November 28, 2020, we had accrued $3,575 and $2,881 of gross interest relating to unrecognized tax benefits, respectively.

Income tax expense for the three and six months ended May 29, 2021 includes $600 and $558 of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 27.1 percent and 27.2 percent for the three and six months ended May 29, 2021, respectively.

Income tax expense for the three and six months ended May 30, 2020 includes $45 of discrete tax benefit and $1,959 of discrete tax expense, respectively. Excluding the discrete tax benefit and expense, the overall effective tax rate was 28.0 percent and 27.5 percent for the three and six months ended May 30, 2020, respectively.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
(Shares in thousands)	2021	2020	2021	2020
Weighted-average common shares - basic	52,839	51,420	52,666	51,874
Equivalent shares from share-based compensations plans	1,455	609	1,151	431
Weighted-average common and common equivalent shares diluted	54,294	52,029	53,817	52,305

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

Share-based compensation awards for 208,888 and 5,102,912 shares for the three months ended May 29, 2021 and May 30, 2020, respectively, and 2,107,062 and 4,461,452 for the six months ended May 29, 2021 and May 30, 2020, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of May 29, 2021, we had six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars, which mature in 2021 and 2022.  As of May 29, 2021, the combined fair value of the swaps was a liability of $7,464 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $5,682 as of May 29, 2021. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of May 29, 2021 that is expected to be reclassified into earnings within the next twelve months is $3,823. As of May 29, 2021, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of May 29, 2021:

	Fiscal Year of		Notional
	Expiration	Interest Rate	Value	Fair Value
Pay EUR	2021	2.75%	$133,340	$(3,669)
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$(3,795)
Receive USD		5.1803%

Total			$401,200	$(7,464)

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income for the three months ended May 29, 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which was amortized down to $925,000 on October 20, 2020, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps was a liability of $22,997 at May 29, 2021 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Six Months Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Cross-currency swap contracts	$(1,258)	$5,994	$(2,320)	$10,740
Interest rate swap contracts	4,721	(13,069)	10,258	(24,970)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. The combined fair value of the interest rate swaps was a liability of $4,242 at  May 29, 2021, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of May 29, 2021, we had forward foreign currency contracts maturing between June 1, 2021 and February 16, 2022. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the six months ended May 29, 2021 and May 30, 2020 were $404 and $(3,003), respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of May 29, 2021, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 29, 2021 and November 28, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	May 29,	Fair Value Measurements Using:
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,770	$-	$2,770	$-
Foreign exchange contract assets	3,293	-	3,293	-

Liabilities:
Foreign exchange contract liabilities	$2,889	$-	$2,889	$-
Cross-currency cash flow hedge liabilities	7,464	-	7,464	-
Interest rate swaps, cash flow hedge liabilities	22,997	-	22,997	-
Interest rate swaps, fair value hedge liabilities	4,242	-	4,242	-
Contingent consideration liabilities	8,700	-	-	8,700

	November 28,	Fair Value Measurements Using:
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$22,560	$22,560	$-	$-
Foreign exchange contract assets	2,320	-	2,320	-
Cross-currency cash flow hedge assets	2,823	-	2,823	-

Liabilities:
Foreign exchange contract liabilities	$5,251	$-	$5,251	$-
Cross-currency cash flow hedge liabilities	280	-	280
Interest rate swaps, cash flow hedge liabilities	33,256	-	33,256	-
Contingent consideration liability	5,800	-	-	5,800

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

The valuation of our contingent consideration liabilities related to the acquisitions of D.H.M. and STR resulted in a fair value of $7,000 and $1,700, respectively, as of May 29, 2021. See Note 2 for further discussion regarding our acquisitions.

Amounts
Balance at November 28, 2020	$5,800
Acquisition	1,700
Mark to market adjustment	1,200
Balance at May 29, 2021	$8,700

Long-term debt had an estimated fair value of $1,715,934 and $1,811,562 as of May 29, 2021 and November 28, 2020, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $7,965 and $8,099 as of May 29, 2021 and November 28, 2020, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,585 and $3,703 as of May 29, 2021 and November 28, 2020, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	May 29, 2021	May 30, 2020	November 28, 2020
Lawsuits and claims settled	2	2	19
Settlement amounts	$85	$30	$944
Insurance payments received or expected to be received	$55	$21	$660

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

Note 13: Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and operating income of each of our segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Segment operating income is identified as gross profit less SG&A expenses. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment. Consistent with our internal management reporting, Corporate Unallocated amounts include business acquisition and integration costs, organizational restructuring charges and project costs associated with our implementation of SAP ONE. Corporate assets are not allocated to the operating segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs.

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	May 29, 2021		May 30, 2020
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$364,814	$38,929	$344,673	$35,009
Engineering Adhesives	345,373	32,075	236,063	20,149
Construction Adhesives	117,686	6,338	93,866	6,527
Total segment	$827,873	$77,342	$674,602	$61,685
Corporate Unallocated	-	(8,201)	-	(4,782)
Total	$827,873	$69,141	$674,602	$56,903

	Six Months Ended
	May 29, 2021		May 30, 2020
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$700,482	$68,840	$657,185	$57,673
Engineering Adhesives	658,037	62,493	484,958	35,514
Construction Adhesives	195,258	1,635	179,023	5,152
Total segment	$1,553,777	$132,968	$1,321,166	$98,339
Corporate Unallocated	-	(15,477)	-	(12,683)
Total	$1,553,777	$117,491	$1,321,166	$85,656

Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2021	2020	2021	2020
Operating income	$69,141	$56,903	$117,491	$85,656
Other income, net	11,879	3,049	19,748	8,018
Interest expense	(19,942)	(21,644)	(40,303)	(44,401)
Interest income	2,530	2,898	5,189	5,816
Income before income taxes and income from equity method investments	$63,608	$41,206	$102,125	$55,089

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended May 29, 2021

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$201,458	$126,450	$103,996	$431,904
EIMEA	108,310	121,585	6,506	236,401
Asia Pacific	55,046	97,338	7,184	159,568
Total	$364,814	$345,373	$117,686	$827,873

	Three Months Ended May 30, 2020

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$190,581	$90,012	$84,047	$364,640
EIMEA	98,222	71,643	4,506	174,371
Asia Pacific	55,870	74,408	5,313	135,591
Total	$344,673	$236,063	$93,866	$674,602

	Six Months Ended May 29, 2021
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$383,479	$239,577	$171,028	$794,084
EIMEA	204,283	223,344	11,233	438,860
Asia Pacific	112,720	195,116	12,997	320,833
Total	$700,482	$658,037	$195,258	$1,553,777

	Six Months Ended May 30, 2020
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$363,855	$195,385	$158,306	$717,546
EIMEA	190,606	155,318	10,631	356,555
Asia Pacific	102,724	134,255	10,086	247,065
Total	$657,185	$484,958	$179,023	$1,321,166

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 28, 2020 for important background information related to our business.

Net revenue in the second quarter of 2021 increased 22.7 percent from the second quarter of 2020. Net revenue increased 17.4 percent due to sales volume and 1.4 percent due to price. Currency effects of 3.9 percent compared to the second quarter of 2020 were primarily driven by a stronger Euro, Chinese renminbi, Australian and Canadian dollars and Mexican peso, partially offset by the weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. Gross profit margin decreased 110 basis points primarily due to higher raw material costs partially offset by higher sales volume.

Net revenue in the first six months of 2021 increased 17.5 percent from the first six months of 2020. Net revenue increased 14.0 percent due to sales volume and 0.7 percent due to price. Currency effects of 2.8 percent compared to the first six months of 2020 were primarily driven by a stronger Euro, Chinese renminbi, Australian and Canadian dollars and Mexican peso, partially offset by the weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. Gross profit margin decreased 50 basis points primarily due to higher raw material costs partially offset by higher sales volume.

Net income attributable to H.B. Fuller in the second quarter of 2021 was $49.1 million compared to $31.6 million in the second quarter of 2020. On a diluted earnings per share basis, the second quarter of 2021 was $0.90 per share compared to $0.61 per share for the second quarter of 2020.

Net income attributable to H.B. Fuller in the first six months of 2021 was $78.9 million compared to $41.5 million in the first six months of 2020. On a diluted earnings per share basis, the first six months of 2021 was $1.47 per share compared to $0.79 per share for the second quarter of 2020.

Market Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. COVID-19 continues to affect major economic and financial markets due to government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns. However, we believe improvements in global COVID-19 trends provide a positive outlook. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. We continue to monitor the situation to help ensure the well-being of our employees, customers and suppliers to minimize disruptions and provide for the safe and reliable supply of products to our customers.

See "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended November 28, 2020 as filed with the Securities and Exchange Commission for further information of the possible impact of the COVID-19 pandemic on our business.

Restructuring Plan

2020 Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). In implementing the 2020 Restructuring Plan, we expect to incur costs of approximately $20.0 million ($15.8 million after-tax), which includes cash expenditures for severance and related employee costs globally, costs related to streamlining of processes and other restructuring-related costs. We have incurred costs of $16.3 million under this plan as of May 29, 2021. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed in 2022.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$827.9	$674.6	22.7%	$1,553.8	$1,321.2	17.5%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2021 compared to the same periods in 2020:

	Three Months Ended	Six Months Ended
	May 29, 2021 vs. May 30, 2020	May 29, 2021 vs. May 30, 2020
Organic growth	18.8%	14.7%
M&A	0.0%	0.0%
Currency	3.9%	2.8%
Total	22.7%	17.5%

Organic growth was 18.8 percent in the second quarter of 2021 compared to the second quarter of 2020 driven by a 39.7 percent increase in Engineering Adhesives, a 23.2 percent increase in Construction Adhesives and a 3.3 percent increase in Hygiene, Health and Consumable Adhesives. The increase is predominately driven by an increase in sales volume. The 3.9 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi, Australian and Canadian dollars and Mexican peso partially offset by the weaker Brazilian real, Turkish lira, and Argentinian peso compared to the U.S. dollar.

Organic growth was 14.7 percent in the first six months of 2021 compared to the first six months of 2020 driven by a 30.2 percent increase in Engineering Adhesives, a 7.4 percent increase in Construction Adhesives and a 5.4 percent increase in Hygiene, Health and Consumable Construction Adhesives. The increase is predominately driven by an increase in sales volume. The 2.8 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi, Australian and Canadian dollars and Mexican peso partially offset by the weaker Brazilian real, Turkish lira, and Argentinian peso compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Raw materials	$454.9	$357.8	27.1%	$839.9	$703.0	19.5%
Other manufacturing costs	155.4	$131.9	17.8%	304.0	263.0	15.6%
Cost of sales	$610.3	$489.7	24.6%	$1,143.9	$966.0	18.4%
Percent of net revenue	73.7%	72.6%		73.6%	73.1%

Cost of sales in the second quarter of 2021 compared to the second quarter of 2020 increased 110 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 190 basis points in the second quarter of 2021 compared to the second quarter of 2020 due to higher raw material costs. Other manufacturing costs as a percentage of revenue decreased 80 basis points in the second quarter of 2021 compared to the second quarter of 2020 due to higher sales volume.

Cost of sales in the first six months of 2021 compared to the first six months of 2020 increased 50 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 90 basis points in the second quarter of 2021 compared to the second quarter of 2020 due to higher raw material costs. Other manufacturing costs as a percentage of revenue decreased 40 basis points in the second quarter of 2021 compared to the second quarter of 2020.

Gross profit:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Gross profit	$217.6	$184.9	17.7%	$409.9	$355.2	15.4%
Percent of net revenue	26.3%	27.4%		26.4%	26.9%

Gross profit in the second quarter of 2021 increased 17.7 percent and gross profit margin decreased 110 basis points compared to the second quarter of 2020. The decrease in gross profit margin was primarily due to higher raw material costs partially offset by higher sales volume.

Gross profit in the first six months of 2021 increased 15.4 percent and gross profit margin decreased 50 basis points compared to the first six months of 2020. The decrease in gross profit margin was primarily due to higher raw material costs partially offset by higher sales volume.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
SG&A	$148.4	$128.0	15.9%	$292.4	$269.5	8.5%
Percent of net revenue	17.9%	19.0%		18.8%	20.4%

SG&A expenses for the second quarter of 2021 increased $20.4 million, or 15.9 percent, compared to the second quarter of 2020. The increase is primarily due to higher compensation costs compared to the prior year.

SG&A expenses for the first six months of 2021 increased $22.9 million, or 8.5 percent, compared to the first six months of 2020. The increase is primarily due to higher compensation costs compared to the prior year.

Other income, net:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Other income, net	$11.9	$3.0	296.7%	$19.7	$8.0	146.3%

Other income, net in the second quarter of 2021 included $8.0 million of net defined benefit pension benefits and $5.2 million of other income, offset by $1.3 million of currency transaction losses. Other income in the second quarter of 2021 includes gains related to a legal entity merger and a transactional tax legal settlement in Brazil.  Other income, net in the second quarter of 2020 included $4.4 million of net defined benefit pension benefits, $0.2 million of other income, offset by $1.6 million of currency transaction losses.

Other income, net in the first six months of 2021 included $15.9 million of net defined benefit pension benefits and $6.9 million of other income, offset by $3.1 million of currency transaction losses. Other income, net in the first six months quarter of 2020 included $8.9 million of net defined benefit pension benefits, $0.5 million of other income, offset by $1.4 million of currency transaction losses.

Interest expense:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Interest expense	$19.9	$21.6	(7.9)%	$40.3	$44.4	(9.2)%

Interest expense in the second quarter of 2021 was $19.9 million compared to $21.6 million in the second quarter of 2020. Interest expense in the second quarter of 2021 compared to the second quarter of 2020 was lower due to lower U.S. debt balances and lower interest rates.

Interest expense in the first six months of 2021 was $40.3 million compared to $44.4 million in the first six months of 2020. Interest expense in the first six months of 2021 compared to the first six months of 2020 was lower due to lower U.S. debt balances and lower interest rates.

Interest income:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Interest income	$2.5	$2.9	(13.8)%	$5.2	$5.8	(10.3)%

Interest income in the second quarter of 2021 was $2.5 million. Interest income in the second quarter of 2020 was $2.9 million.

Interest income in the first six months of 2021 was $5.2 million. Interest income in the first six months of 2020 was $5.8 million.

Income taxes:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Income taxes	$16.7	$11.5	45.2%	$27.3	$17.1	59.6%
Effective tax rate	26.2%	27.9%		26.7%	31.0%

Income tax expense of $16.7 million in the second quarter of 2021 includes $0.6 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 27.1 percent. Income tax expense of $11.5 million in the second quarter of 2020 includes less than $0.1 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 28.0 percent. The discrete tax benefits relate to various U.S. and foreign tax matters.

Income tax expense of $27.3 million in the first six months of 2021 includes $0.6 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 27.2 percent. Income tax expense of $17.1 million in the first six months of 2020 includes $2.0 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.5 percent. The discrete tax benefit and expense relate to various U.S. and foreign tax matters.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Income from equity method investments	$2.2	$1.9	15.8%	$4.1	$3.5	17.1%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the second quarter and first six months of 2021 compared to the same period of 2020 relates to higher net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net income attributable to H.B. Fuller	$49.1	$31.6	55.4%	$78.9	$41.5	90.1%
Percent of net revenue	5.9%	4.7%		5.1%	3.1%

The net income attributable to H.B. Fuller for the second quarter of 2021 was $49.1 million compared to $31.6 million for the second quarter of 2020. The diluted earnings per share for the second quarter of 2021 was $0.90 per share as compared to $0.61 per share for the second quarter of 2020.

The net income attributable to H.B. Fuller for the first six months of 2021 was $78.9 million compared to $41.5 million for the first six months of 2020. The diluted earnings per share for the first six months of 2021 was $1.47 per share as compared to $0.79 per share for the first six months of 2020.

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

Corporate Unallocated amounts include business acquisition and integration costs, organizational restructuring charges and project costs associated with our implementation of Project ONE.

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	May 29, 2021		May 30, 2020		May 29, 2021		May 30, 2020
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$364.8	44%	$344.7	51%	$700.5	45%	$657.2	50%
Engineering Adhesives	345.4	42%	236.0	35%	658.0	42%	485.0	37%
Construction Adhesives	117.7	14%	93.9	14%	195.3	13%	179.0	13%
Segment total	$827.9	100%	$674.6	100%	$1,553.8	100%	$1,321.2	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$827.9	100%	$674.6	100%	$1,553.8	100%	$1,321.2	100%

Segment Operating Income (Loss):

	Three Months Ended				Six Months Ended
	May 29, 2021		May 30, 2020		May 29, 2021		May 30, 2020
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$38.9	56%	$35.0	62%	$68.9	59%	$57.7	67%
Engineering Adhesives	32.1	47%	20.2	35%	62.5	53%	35.5	42%
Construction Adhesives	6.3	9%	6.5	11%	1.6	1%	5.2	6%
Segment total	$77.3	112%	$61.7	108%	$133.0	113%	$98.4	115%
Corporate Unallocated	(8.2)	(12)%	(4.8)	(8)%	(15.5)	(13)%	(12.7)	(15)%
Total	$69.1	100%	$56.9	100%	$117.5	100%	$85.8	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$364.8	$344.7	5.8%	$700.5	$657.2	6.6%
Segment operating income	$38.9	$35.0	11.1%	$68.9	$57.7	19.4%
Segment operating margin	10.7%	10.2%		9.8%	8.8%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 29, 2021 vs. May 30, 2020	May 29, 2021 vs. May 30, 2020
Organic growth	3.3%	5.4%
Currency	2.5%	1.2%
Total	5.8%	6.6%

Net revenue increased 5.8 percent in the second quarter of 2021 compared to the second quarter of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and an increase in product pricing. The positive currency effect was due to the stronger Euro, Chinese renminbi, Mexican peso and Australian dollar partially offset by a weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 30 basis points. Other manufacturing costs as a percentage of net revenue decreased 80 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue was flat quarter over quarter.  Segment operating income increased 11.1 percent and segment operating margin as a percentage of net revenue increased 50 basis points compared to the second quarter of 2020.

Net revenue increased 6.6 percent in the first six months of 2021 compared to the first six months of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and a slight increase in product pricing. The positive currency effect was due to the stronger Euro, Chinese renminbi, and Australian and Canadian dollars partially offset by a weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 40 basis points. Other manufacturing costs as a percentage of net revenue decreased 30 basis points. SG&A expenses as a percentage of net revenue decreased 30 basis points. Segment operating income increased 19.4 percent and segment operating margin as a percentage of net revenue increased 100 basis points compared to the first six months of 2020.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$345.4	$236.0	46.3%	$658.0	$485.0	35.7%
Segment operating income	$32.1	$20.2	58.9%	$62.5	$35.5	76.1%
Segment operating margin	9.3%	8.6%		9.5%	7.3%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 29, 2021 vs. May 30, 2020	May 29, 2021 vs. May 30, 2020
Organic growth	39.7%	30.2%
Currency	6.6%	5.5%
Total	46.3%	35.7%

Net revenue increased 46.3 percent in the second quarter of 2021 compared to the second quarter of 2020. The increase in organic growth was attributable to an increase in sales volume and in product pricing. The currency effect was due to a stronger Euro and Chinese renminbi compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 360 basis points due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 30 basis points. SG&A expenses as a percentage of net revenue decreased 400 basis points primarily due to higher net revenue. Segment operating income increased 58.9 percent and segment operating margin increased 70 basis points compared to the second quarter of 2020.

Net revenue increased 35.7 percent in the first six months of 2021 compared to the first six months of 2020. The increase in organic growth was primarily attributable to an increase in sales volume. The currency effect was due to a stronger Euro and Chinese renminbi compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 200 basis points due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 40 basis points. SG&A expenses as a percentage of net revenue decreased 380 basis points primarily due to higher net revenue. Segment operating income increased 76.1 percent and segment operating margin increased 220 basis points compared to the first six months of 2020.

Construction Adhesives

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$117.7	$93.9	25.4%	$195.3	$179.0	9.1%
Segment operating income	$6.3	$6.5	(3.1)%	$1.6	$5.2	(69.2)%
Segment operating margin	5.4%	6.9%		0.8%	2.9%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 29, 2021 vs. May 30, 2020	May 29, 2021 vs. May 30, 2020
Organic growth	23.2%	7.4%
Currency	2.2%	1.7%
Total	25.4%	9.1%

Net revenue increased 25.4 percent in the second quarter of 2021 compared to the second quarter of 2020. The increase in organic growth was attributable to an increase in sales volume, partially offset by slight unfavorable product pricing. The currency effect was due to a stronger Australian dollar, Euro and Canadian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 600 basis points due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 240 basis points due to higher sales volume. SG&A expenses as a percentage of net revenue decreased 210 basis points due to higher sales volume. Segment operating income decreased 3.1 percent and segment operating margin decreased 150 basis points compared to the second quarter of 2020.

Net revenue increased 9.1 percent in the first six months of 2021 compared to the first six months of 2020. The increase in organic growth was attributable to an increase in sales volume, partially offset by slightly unfavorable product pricing. The currency effect was due to a stronger Australian dollar, Euro and Canadian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 330 basis points due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 40 basis points. SG&A expenses as a percentage of net revenue decreased 80 basis points due to higher sales volume. Segment operating income decreased 69.2 percent and segment operating margin decreased 210 basis points compared to the first six months of 2020.

Corporate Unallocated

	Three Months Ended			Six Months Ended
	May 29,	May 30,	2021 vs	May 29,	May 30,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Segment operating loss	$(8.2)	$(4.8)	70.8%	$(15.5)	$(12.7)	22.0%
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Segment operating loss in the second quarter and first six months of 2021 increased 70.8 percent and 22.0 percent compared to the second quarter and first six months of 2020 reflecting increased organizational realignment costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 29, 2021 were $69.6 million compared to $100.5 million as of November 28, 2020 and $70.3 million as of May 30, 2020. The majority of the $69.6 million in cash and cash equivalents as of May 29, 2021 was held outside the United States. Total long and short-term debt was $1,712.4 million as of May 29, 2021, $1,773.9 million as of November 28, 2020 and $1,928.0 million as of May 30, 2020. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 52.2 percent as of May 29, 2021 as compared to 56.1 percent as of November 28, 2020 and 61.3 percent as of May 30, 2020.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At May 29, 2021, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of May 29, 2021
Secured Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.9	2.5
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.9	2.4
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	5.5

●	TTM = Trailing 12 months

●	EBITDA for Term Loan B covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Term Loan B Credit Agreement and can be found in the Company’s Form 8-K filing dated October 20, 2017.

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2021.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	May 29,	May 30,
	2021	2020
Net working capital as a percentage of annualized net revenue[1]	16.7%	19.2%
Accounts receivable DSO (in days)[2]	61	60
Inventory days on hand (in days)[3]	67	76
Free cash flow after dividends[4]	$11.8	$37.3
Total debt to total capital ratio[5]	52.2%	61.3%

1 Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

2 Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 91 (13 weeks) and divided by the net revenue for the quarter.

3 Total inventory multiplied by 91 and divided by cost of sales (excluding delivery costs) for the quarter.

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Six Months Ended
($ in millions)	May 29, 2021	May 30, 2020
Net cash provided by operating activities	$79.8	$108.4
Less: Purchased property, plant and equipment	50.7	54.5
Less: Dividends paid	17.2	16.6
Free cash flow after dividends	$11.8	$37.3

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	May 29,	May 30,
($ in millions)	2021	2020
Net cash provided by operating activities	$79.8	$108.4

Net income including non-controlling interest was $78.9 million in the first six months of 2021 compared to $41.5 million in the first six months of 2020. Depreciation and amortization expense totaled $71.6 million in the first six months of 2021 compared to $68.7 million in the first six months of 2020. Deferred income taxes was a use of cash of $1.2 million in 2021 compared to $10.4 million in the first six months of 2020. Accrued compensation was a use of cash of $8.8 million in 2021 compared to $21.6 million last year.  Other assets was a use of cash of $21.7 million in the first six months of 2021 compared to $13.1 million in the first six months of 2020. Other liabilities was a use of cash of $29.0 million in the first six months of 2021 compared to a source of cash of $24.7 million in the first six months of 2020.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $28.1 million compared to a source of cash of $16.9 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Six Months Ended
	May 29,	May 30,
($ in millions)	2021	2020
Trade receivables, net	$(43.2)	$33.9
Inventory	(100.4)	(59.2)
Trade payables	115.5	42.2
Total cash flow impact	$(28.1)	$16.9

●

Trade Receivables, net – Trade receivables, net was a use of cash of $43.2 million compared to a source of $33.9 million in the first six months of 2021 and 2020, respectively. The use of cash in 2021 compared to 2020 was due to higher revenue in the first six months of 2021 compared to 2020 and more cash collected on trade receivables in the prior year compared to the current year. The DSO were 61 and 60 days at May 29, 2021 and  May 30, 2020, respectively.

●

Inventory – Inventory was a use of cash of $100.4 million and $59.2 million in the first six months of 2021 and 2020, respectively. The higher use of cash in 2021 is due to increasing inventory costs in 2021 compared to 2020. Inventory days on hand were 67 days as of May 29, 2021 and 76 days as of May 30, 2020.

●

Trade Payables – Trade payables was a source of cash of $115.5 million compared to $42.2 million in the first six months of 2021 and 2020, respectively. The higher source of cash in 2021 compared to 2020 reflects lower payments on trade payables in the current year.

Cash Flows from Investing Activities:

	Six Months Ended
	May 29,	May 30,
($ in millions)	2021	2020
Net cash used in investing activities	$(56.5)	$(68.9)

Purchases of property, plant and equipment were $50.7 million during the first six months of 2021. This is compared to $54.5 million for the same period of 2020.  This difference also reflects the timing of capital projects and expenditures related to growth initiatives.

Cash Flows from Financing Activities:

	Six Months Ended
	May 29,	May 30,
($ in millions)	2021	2020
Net cash used in financing activities	$(57.9)	$(78.3)

Repayments of long-term debt were $68.0 million in the first six months of 2021 and $67.0 million in the first six months of 2020.  Net proceeds of notes payable were $9.3 million in the first six months of 2021 compared to $7.0 million in the same period of 2020. Cash dividends paid were $17.2 million in the first six months of 2021 compared to $16.6 million in the same period of 2020. Repurchases of common stock were $2.6 million in the first six months of 2021 compared to $3.2 million in the same period of 2020.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 29, 2021. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of May 29, 2021, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter ended May 29, 2021 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased1	per Share	(millions)

February 28, 2021 - April 3, 2021	307	$63.25	$187,170

April 4, 2021 - May 1, 2021	230	$66.82	$187,170

May 2, 2021 - May 29, 2021	192	$69.09	$187,170

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 29, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 29, 2021	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification –James J. Owens
32.2	Form of 906 Certification –John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 29, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).