Form 10-Q
period 2021-08-28
FULLER H B CO
filed 2021-09-23
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 52,554,053 as of September 17, 2021.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
Net revenue	$826,830	$691,463	$2,380,607	$2,012,629
Cost of sales	(632,880)	(503,619)	(1,776,744)	(1,469,622)
Gross profit	193,950	187,844	603,863	543,007
Selling, general and administrative expenses	(134,497)	(129,113)	(426,921)	(398,620)
Other income, net	6,150	3,722	25,899	11,740
Interest expense	(19,396)	(20,196)	(59,699)	(64,597)
Interest income	2,520	2,945	7,709	8,761
Income before income taxes and income from equity method investments	48,727	45,202	150,851	100,291
Income taxes	(19,095)	(5,112)	(46,362)	(22,194)
Income from equity method investments	1,998	1,541	6,071	5,068
Net income including non-controlling interest	31,630	41,631	110,560	83,165
Net income attributable to non-controlling interest	(14)	(24)	(51)	(50)
Net income attributable to H.B. Fuller	$31,616	$41,607	$110,509	$83,115

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.60	$0.80	$2.09	$1.60
Diluted	$0.58	$0.79	$2.04	$1.59

Weighted-average common shares outstanding:
Basic	53,049	52,130	52,794	51,959
Diluted	54,646	52,591	54,093	52,400

Dividends declared per common share	$0.168	$0.163	$0.498	$0.485

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
Net income including non-controlling interest	$31,630	$41,631	$110,560	$83,165
Other comprehensive (loss) income
Foreign currency translation	(32,006)	46,711	46,655	14,008
Defined benefit pension plans adjustment, net of tax	1,375	2,078	4,121	6,234
Interest rate swaps, net of tax	3,830	4,125	11,574	(14,757)
Cross-currency swaps, net of tax	(1,289)	(2,314)	(3,576)	8,208
Other comprehensive (loss) income	(28,090)	50,600	58,774	13,693
Comprehensive income	3,540	92,231	169,334	96,858
Less: Comprehensive (loss) income attributable to non-controlling interest	(13)	46	26	75
Comprehensive income attributable to H.B. Fuller	$3,553	$92,185	$169,308	$96,783

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 28,	November 28,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$68,134	$100,534
Trade receivables (net of allowances of $9,139 and $12,905, as of August 28, 2021 and November 28, 2020, respectively)	572,855	514,916
Inventories	462,635	323,213
Other current assets	100,834	81,113
Total current assets	1,204,458	1,019,776

Property, plant and equipment	1,476,158	1,428,183
Accumulated depreciation	(800,266)	(757,439)
Property, plant and equipment, net	675,892	670,744

Goodwill	1,313,824	1,312,003
Other intangibles, net	710,127	755,968
Other assets	353,971	278,213
Total assets	$4,258,272	$4,036,704

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$27,313	$16,925
Trade payables	485,796	316,460
Accrued compensation	82,129	83,598
Income taxes payable	32,079	29,173
Other accrued expenses	82,417	83,976
Total current liabilities	709,734	530,132

Long-term debt	1,636,694	1,756,985
Accrued pension liabilities	86,954	88,806
Other liabilities	257,034	278,919
Total liabilities	2,690,416	2,654,842

Commitments and contingencies (Note 12)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 52,549,798 and 51,906,663, as of August 28, 2021 and November 28, 2020, respectively	52,550	51,907
Additional paid-in capital	200,180	157,867
Retained earnings	1,558,619	1,474,406
Accumulated other comprehensive loss	(244,060)	(302,859)
Total H.B. Fuller stockholders' equity	1,567,289	1,381,321
Non-controlling interest	567	541
Total equity	1,567,856	1,381,862
Total liabilities, non-controlling interest and total equity	$4,258,272	$4,036,704

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income	-	-	29,791	27,656	5	57,452
Dividends	-	-	(8,542)	-	-	(8,542)
Stock option exercises	147	6,251	-	-	-	6,398
Share-based compensation plans and other, net	150	7,423	-	-	-	7,573
Repurchases of common stock	(49)	(2,531)	-	-	-	(2,580)
Balance at February 27, 2021	$52,155	$169,010	$1,495,655	$(275,203)	$546	$1,442,163
Comprehensive income	-	-	49,102	59,206	34	108,342
Dividends	-	-	(8,870)	-	-	(8,870)
Stock option exercises	318	13,887	-	-	-	14,205
Share-based compensation plans other, net	27	7,393	-	-	-	7,420
Repurchases of common stock	(1)	(47)	-	-	-	(48)
Balance at May 29, 2021	$52,499	$190,243	$1,535,887	$(215,997)	$580	1,563,212
Comprehensive income	-	-	31,616	(28,063)	(13)	3,540
Dividends	-	-	(8,884)	-	-	(8,884)
Stock option exercises	49	1,401	-	-	-	1,450
Share-based compensation plans other, net	3	8,575	-	-	-	8,578
Repurchases of common stock	(1)	(39)	-	-	-	(40)
Balance at August 28, 2021	$52,550	$200,180	$1,558,619	$(244,060)	$567	1,567,856

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 30, 2019	$51,241	$130,295	$1,384,411	$(343,600)	$442	$1,222,789
Comprehensive income (loss)	-	-	9,895	(5,049)	10	4,856
Dividends	-	-	(8,313)	-	-	(8,313)
Stock option exercises	26	881	-	-	-	907
Share-based compensation plans and other, net	206	4,821	-	-	-	5,027
Repurchases of common stock	(66)	(3,146)	-	-	-	(3,212)
Balance at February 29, 2020	$51,407	$132,851	$1,385,993	$(348,649)	$452	$1,222,054
Comprehensive income	-	-	31,613	(31,861)	19	(229)
Dividends	-	-	(8,448)	-	-	(8,448)
Stock option exercises	24	626	-	-	-	650
Share-based compensation plans other, net	121	4,730	-	-	-	4,851
Repurchases of common stock	(1)	(32)	-	-	-	(33)
Balance at May 30, 2020	$51,551	$138,175	$1,409,158	$(380,510)	$471	$1,218,845
Comprehensive income	-	-	41,607	50,578	46	92,231
Dividends	-	-	(8,473)	-	-	(8,473)
Stock option exercises	174	4,832	-	-	-	5,006
Share-based compensation plans other, net	3	6,391	-	-	-	6,394
Repurchases of common stock	(2)	(93)	-	-	-	(95)
Balance at August 29, 2020	$51,726	$149,305	$1,442,292	$(329,932)	$517	$1,313,908

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	August 28, 2021	August 29, 2020
Cash flows from operating activities:
Net income including non-controlling interest	$110,560	$83,165
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	54,158	50,558
Amortization	53,464	52,943
Deferred income taxes	(1,547)	(10,952)
Income from equity method investments, net of dividends received	4,363	2,660
Loss on sale or disposal of assets	641	118
Share-based compensation	19,400	14,087
Pension and other post-retirement benefit plan activity	(23,192)	(5,954)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(61,900)	17,307
Inventories	(141,112)	(17,195)
Other assets	(26,060)	31,372
Trade payables	176,210	(9,449)
Accrued compensation	(1,283)	(12,345)
Other accrued expenses	(2,292)	8,776
Income taxes payable	1,001	330
Other liabilities	(53,498)	20,481
Other	52,221	(32,872)
Net cash provided by operating activities	161,134	193,030

Cash flows from investing activities:
Purchased property, plant and equipment	(77,237)	(71,939)
Purchased businesses, net of cash acquired	(5,445)	(9,500)
Purchase of assets	-	(5,623)
Proceeds from sale of property, plant and equipment	2,751	1,407
Cash received from government grant	5,800	-
Cash payments related to government grant	(1,526)	(5,326)
Net cash used in investing activities	(75,657)	(90,981)

Cash flows from financing activities:
Repayment of long-term debt	(118,000)	(128,000)
Net proceeds of notes payable	9,846	8,422
Dividends paid	(26,045)	(24,970)
Contingent consideration payment	-	(767)
Proceeds from stock options exercised	22,053	6,567
Repurchases of common stock	(2,668)	(3,342)
Net cash used in financing activities	(114,814)	(142,090)

Effect of exchange rate changes on cash and cash equivalents	(3,063)	2,772
Net change in cash and cash equivalents	(32,400)	(37,269)
Cash and cash equivalents at beginning of period	100,534	112,191
Cash and cash equivalents at end of period	$68,134	$74,922

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

Note 2: Acquisitions

STR Holdings, Inc.

On January 13, 2021, we acquired certain assets of STR Holding, Inc. ("STR") for a base purchase price of $5,445 which was funded through existing cash. The agreement requires us to pay an additional $800 on the first anniversary of the acquisition and contingent consideration of up to $1,700 based on certain agreement provisions. STR, headquartered in Enfield, Connecticut, is a manufacturer of encapsulant products used in the solar industry. The acquisition fair value measurement, which includes intangible assets of $6,700 and other net assets of $1,245, was preliminary as of August 28, 2021. The fair value of the contingent consideration as of the date of acquisition was $1,700. See Note 11 for further discussion of the fair value of the contingent consideration. We recorded no goodwill in our accounting for this acquisition. STR is reported in our Engineering Adhesives ("EA") operating segment. The STR acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

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

	Three Months Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Cost of sales	$(5)	$371	$288	$438
Selling, general and administrative	(187)	618	1,159	984
	$(192)	$989	$1,447	$1,422

The restructuring charges are all recorded in Corporate Unallocated for segment reporting.

A summary of the restructuring liability is presented below:

	Employee-Related	Other	Total
Balance at November 30, 2019	$9,830	$924	$10,754
Expenses incurred	2,898	1,681	4,579
Cash payments	(7,051)	(2,357)	(9,408)
Foreign currency translation	157	-	157
Balance at November 28, 2020	5,834	248	6,082
Expenses incurred	(147)	1,594	1,447
Non-cash charges	-	(135)	(135)
Cash payments	(3,767)	(1,707)	(5,474)
Foreign currency translation	(63)	-	(63)
Balance at August 28, 2021	$1,857	$-	$1,857

Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	August 28,	November 28,
	2021	2020
Raw materials	$236,907	$151,026
Finished goods	225,728	172,187
Total inventories	$462,635	$323,213

Note 5: Goodwill and Other Intangible Assets

The goodwill activity for the nine months ended August 28, 2021 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 28, 2020	$332,909	$667,863	$311,231	$1,312,003
Currency impact	(753)	2,296	278	1,821
Balance at August 28, 2021	$332,156	$670,159	$311,509	$1,313,824

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	August 28, 2021
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$123,410	$939,671	$63,855	$11,388	$1,138,324
Accumulated amortization	(60,404)	(329,918)	(32,938)	(5,451)	(428,711)
Net identifiable intangibles	$63,006	$609,753	$30,917	$5,937	$709,613

	November 28, 2020
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$113,775	$933,943	$63,266	$11,410	$1,122,394
Accumulated amortization	(53,216)	(279,586)	(29,368)	(4,775)	(366,945)
Net identifiable intangibles	$60,559	$654,357	$33,898	$6,635	$755,449

Amortization expense with respect to amortizable intangible assets was $17,815 and $17,485 for the three months ended August 28, 2021 and August 29, 2020, respectively, and $53,464 and $52,943 for the nine months ended August 28, 2021 and August 29, 2020, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2021	2022	2023	2024	2025	Thereafter
Amortization expense	$17,504	$69,534	$66,605	$61,578	$58,952	$435,440

Non-amortizable intangible assets as of  August 28, 2021 and November 28, 2020 are $514 and $519, respectively, and are related to trademarks and trade names. The change in non-amortizable assets as of August 28, 2021 compared to November 28, 2020 was due to changes in foreign currency exchange rates.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended August 28, 2021 and August 29, 2020
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$824	$743	$5	$18
Interest cost	2,325	2,935	743	785	206	284
Expected return on assets	(7,781)	(6,439)	(3,120)	(2,812)	(2,236)	(1,994)
Amortization:
Prior service cost (benefit)	(1)	(1)	17	16	-	-
Actuarial loss	799	1,799	1,020	959	18	15
Net periodic benefit	$(4,658)	$(1,706)	$(516)	$(309)	$(2,007)	$(1,677)

	Nine Months Ended August 28, 2021 and August 29, 2020
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$2,478	$2,184	$16	$55
Interest cost	6,974	8,803	2,215	2,348	616	851
Expected return on assets	(23,342)	(19,318)	(9,301)	(8,408)	(6,708)	(5,982)
Amortization:
Prior service cost (benefit)	(2)	(2)	51	48	-	-
Actuarial loss	2,398	5,397	3,059	2,839	55	46
Net periodic benefit	$(13,972)	$(5,120)	$(1,498)	$(989)	$(6,021)	$(5,030)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended August 28, 2021				Three Months Ended August 29, 2020
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$31,616	$14			$41,607	$24
Foreign currency translation adjustment¹	$(31,979)	$-	(31,979)	(27)	$46,689	$-	46,689	22
Defined benefit pension plans adjustment²	1,855	(480)	1,375	-	2,769	(691)	2,078	-
Interest rate swap³	5,074	(1,244)	3,830	-	5,455	(1,330)	4,125	-
Cross currency swaps³	(1,309)	20	(1,289)	-	(2,387)	73	(2,314)	-
Other comprehensive income (loss)	$(26,359)	$(1,704)	$(28,063)	$(27)	$52,526	$(1,948)	$50,578	$22
Comprehensive income (loss)			$3,553	$(13)			$92,185	$46

	Nine Months Ended August 28, 2021				Nine Months Ended August 29, 2020
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$110,509	$51			$83,115	$50
Foreign currency translation adjustment¹	$46,680	$-	46,680	(25)	$13,983	$-	13,983	25
Defined benefit pension plans adjustment²	5,561	(1,440)	4,121	-	8,306	(2,072)	6,234	-
Interest rate swap³	15,332	(3,758)	11,574	-	(19,515)	4,758	(14,757)	-
Cross currency swaps³	(3,629)	53	(3,576)	-	8,353	(145)	8,208	-
Other comprehensive income (loss)	$63,944	$(5,145)	$58,799	(25)	$11,127	$2,541	13,668	25
Comprehensive income			$169,308	$26			$96,783	$75

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

The components of accumulated other comprehensive loss are as follows:

	August 28, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(59,435)	$(59,325)	$(110)
Interest rate swap, net of taxes of $4,395	(13,529)	(13,529)	-
Cash flow hedges, net of taxes of $(68)	4,393	4,393	-
Defined benefit pension plans adjustment, net of taxes of $79,216	(157,258)	(157,258)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(244,170)	$(244,060)	$(110)

	November 28, 2020
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(106,140)	$(106,005)	$(135)
Interest rate swap, net of taxes of $8,639	(25,103)	(25,103)	-
Cash flow hedges, net of taxes of $(121)	7,969	7,969	-
Defined benefit pension plans adjustment, net of taxes of $80,656	(161,379)	(161,379)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(302,994)	$(302,859)	$(135)

Note 8: Income Taxes

Income tax expense for the three and nine months ended August 28, 2021 includes $5,626 and $5,068 of discrete tax expense, respectively, relating to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and various foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.6 percent and 27.4 percent for the three and nine months ended August 28, 2021, respectively.

Income tax expense for the three and nine months ended August 29, 2020 includes $7,183 and $5,223 of discrete tax benefit, respectively, relating to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus the U.S. Dollar and various foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 27.1 percent and 27.3 percent for the three and nine months ended August 29, 2020, respectively.

As of  August 28, 2021, we had a liability of $14,463 recorded for gross unrecognized tax benefits (excluding interest) compared to $14,569 as of November 28, 2020. As of August 28, 2021 and November 28, 2020, we had accrued $2,283 and $2,881 of gross interest relating to unrecognized tax benefits, respectively.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
(Shares in thousands)	2021	2020	2021	2020
Weighted-average common shares - basic	53,049	52,130	52,794	51,959
Equivalent shares from share-based compensations plans	1,597	461	1,299	441
Weighted-average common and common equivalent shares diluted	54,646	52,591	54,093	52,400

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

Share-based compensation awards for 93,876 and 3,672,150 shares for the three months ended August 28, 2021 and August 29, 2020, respectively, and 1,655,852 and 4,034,001 for the nine months ended August 28, 2021 and August 29, 2020, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of August 28, 2021, we had six cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $401,200 of foreign currency denominated intercompany loans into U.S. dollars, which mature in 2021 and 2022. As of August 28, 2021, the combined fair value of the swaps was an asset of $4,716 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $4,393 as of August 28, 2021. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of August 28, 2021 that is expected to be reclassified into earnings within the next twelve months is $(3,176). As of August 28, 2021, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of August 28, 2021:

	Fiscal Year of		Notional
	Expiration	Interest Rate	Value	Fair Value
Pay EUR	2021	2.75%	$133,340	$336
Receive USD		4.9330%

Pay EUR	2022	3.00%	$267,860	$4,380
Receive USD		5.1803%

Total			$401,200	$4,716

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income for the three months ended May 29, 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which was amortized down to $925,000 on October 20, 2020, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps was a liability of $17,924 at August 28, 2021 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Cross-currency swap contracts	$(1,309)	$(2,387)	$(3,629)	$8,353
Interest rate swap contracts	5,074	5,455	15,332	(19,515)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. The combined fair value of the interest rate swaps was a liability of $3,478 at  August 28, 2021, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of August 28, 2021, we had forward foreign currency contracts maturing between August 30, 2021 and February 16, 2022. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the nine months ended August 28, 2021 and August 29, 2020 were $1,428 and $ (4,859), respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 28, 2021, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 28, 2021 and November 28, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	August 28,	Fair Value Measurements Using:
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,828	$1,828	$-	$-
Foreign exchange contract assets	3,192	-	3,192	-
Cross-currency cash flow hedge assets	4,716	-	4,716	-

Liabilities:
Foreign exchange contract liabilities	$1,764	$-	$1,764	$-
Interest rate swaps, cash flow hedge liabilities	17,924	-	17,924	-
Interest rate swaps, fair value hedge liabilities	3,478	-	3,478	-
Contingent consideration liabilities	8,700	-	-	8,700

	November 28,	Fair Value Measurements Using:
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$22,560	$22,560	$-	$-
Foreign exchange contract assets	2,320	-	2,320	-
Cross-currency cash flow hedge assets	2,823	-	2,823	-

Liabilities:
Foreign exchange contract liabilities	$5,251	$-	$5,251	$-
Cross-currency cash flow hedge liabilities	280	-	280
Interest rate swaps, cash flow hedge liabilities	33,256	-	33,256	-
Contingent consideration liabilities	5,800	-	-	5,800

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

The valuation of our contingent consideration liabilities related to the acquisitions of D.H.M. and STR resulted in a fair value of $7,000 and $1,700, respectively, as of August 28, 2021. See Note 2 for further discussion regarding our acquisitions.

Amounts
Balance at November 28, 2020	$5,800
Acquisition	1,700
Mark to market adjustment	1,200
Balance at August 28, 2021	$8,700

Long-term debt had an estimated fair value of $1,675,314.0 and $1,811,562 as of August 28, 2021 and November 28, 2020, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $7,462 and $8,099 as of August 28, 2021 and November 28, 2020, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,404 and $3,703 as of August 28, 2021 and November 28, 2020, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	August 28, 2021	August 29, 2020	November 28, 2020
Lawsuits and claims settled	2	3	19
Settlement amounts	$85	$80	$944
Insurance payments received or expected to be received	$55	$54	$660

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	August 28, 2021		August 29, 2020
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$369,439	$29,652	$320,187	$31,883
Engineering Adhesives	342,300	34,087	276,083	29,873
Construction Adhesives	115,091	3,339	95,193	4,284
Total segment	$826,830	$67,078	$691,463	$66,040
Corporate Unallocated	-	(7,625)	-	(7,309)
Total	$826,830	$59,453	$691,463	$58,731

	Nine Months Ended
	August 28, 2021		August 29, 2020
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$1,069,922	$98,493	$977,373	$89,556
Engineering Adhesives	1,000,337	96,580	761,040	65,386
Construction Adhesives	310,348	4,974	274,216	9,436
Total segment	$2,380,607	$200,047	$2,012,629	$164,378
Corporate Unallocated	-	(23,105)	-	(19,991)
Total	$2,380,607	$176,942	$2,012,629	$144,387

Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
Operating income	$59,453	$58,731	$176,942	$144,387
Other income, net	6,150	3,722	25,899	11,740
Interest expense	(19,396)	(20,196)	(59,699)	(64,597)
Interest income	2,520	2,945	7,709	8,761
Income before income taxes and income from equity method investments	$48,727	$45,202	$150,851	$100,291

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended August 28, 2021

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$210,589	$127,683	$103,475	$441,747
EIMEA	108,626	121,905	4,958	235,489
Asia Pacific	50,224	92,712	6,658	149,594
Total	$369,439	$342,300	$115,091	$826,830

	Three Months Ended August 29, 2020

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$179,209	$114,358	$84,379	$377,946
EIMEA	91,813	81,783	4,418	178,014
Asia Pacific	49,165	79,942	6,396	135,503
Total	$320,187	$276,083	$95,193	$691,463

	Nine Months Ended August 28, 2021
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$594,071	$367,260	$274,502	$1,235,833
EIMEA	312,908	345,249	16,191	674,348
Asia Pacific	162,943	287,828	19,655	470,426
Total	$1,069,922	$1,000,337	$310,348	$2,380,607

	Nine Months Ended August 29, 2020
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$543,066	$309,742	$242,685	$1,095,493
EIMEA	282,418	237,102	15,049	534,569
Asia Pacific	151,889	214,196	16,482	382,567
Total	$977,373	$761,040	$274,216	$2,012,629

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 28, 2020 for important background information related to our business.

Net revenue in the third quarter of 2021 increased 19.6 percent from the third quarter of 2020. Net revenue increased 10.1 percent due to sales volume and 6.3 percent due to price. Currency effects of 3.2 percent compared to the third quarter of 2020 were primarily driven by a stronger Euro, Chinese renminbi, Canadian dollar, Mexican peso and Australian dollar, partially offset by the weaker Turkish lira and Argentinian peso compared to the U.S. dollar. Gross profit margin decreased 370 basis points primarily due to higher raw material costs partially offset by higher sales volume.

Net revenue in the first nine months of 2021 increased 18.3 percent from the first nine months of 2020. Net revenue increased 12.7 percent due to sales volume and 2.6 percent due to price. Currency effects of 3.0 percent compared to the first nine months of 2020 were primarily driven by a stronger Euro, Chinese renminbi, Canadian dollar, Mexican peso, Australian dollar and British pound, partially offset by the weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. Gross profit margin decreased 160 basis points primarily due to higher raw material costs partially offset by higher sales volume.

Net income attributable to H.B. Fuller in the third quarter of 2021 was $31.6 million compared to $41.6 million in the third quarter of 2020. On a diluted earnings per share basis, the third quarter of 2021 was $0.58 per share compared to $0.79 per share for the third quarter of 2020.

Net income attributable to H.B. Fuller in the first nine months of 2021 was $110.5 million compared to $83.1 million in the first nine months of 2020. On a diluted earnings per share basis, the first nine months of 2021 was $2.04 per share compared to $1.59 per share for the first nine months of 2020.

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

Restructuring Plan

2020 Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). In implementing the 2020 Restructuring Plan, we expect to incur costs of approximately $20.0 million ($15.8 million after-tax), which includes cash expenditures for severance and related employee costs globally, costs related to streamlining of processes and other restructuring-related costs. We have incurred costs of $16.9 million under this plan as of August 28, 2021. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed in fiscal 2022.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$826.8	$691.5	19.6%	$2,380.6	$2,012.6	18.3%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2021 compared to the same periods in 2020:

	Three Months Ended	Nine Months Ended
	August 28, 2021 vs. August 29, 2020	August 28, 2021 vs. August 29, 2020
Organic growth	16.4%	15.3%
Currency	3.2%	3.0%
Total	19.6%	18.3%

Organic growth was 16.4 percent in the third quarter of 2021 compared to the third quarter of 2020 driven by a 19.5 percent increase in Construction Adhesives, a 19.2 percent increase in Engineering Adhesives and a 13.0 percent increase in Hygiene, Health and Consumable Adhesives. The increase is predominately driven by an increase in sales volume and favorable product pricing. The 3.2 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi, Canadian dollar, Mexican peso and Australian dollar, partially offset by the weaker Turkish lira and Argentinian peso compared to the U.S. dollar.

Organic growth was 15.3 percent in the first nine months of 2021 compared to the first nine months of 2020 driven by a 26.1 percent increase in Engineering Adhesives, a 11.6 percent increase in Construction Adhesives and a 7.9 percent increase in Hygiene, Health and Consumable Construction Adhesives. The increase is predominately driven by an increase in sales volume and favorable product pricing. The 3.0 percent currency impact was primarily driven by a stronger Euro, Chinese renminbi, Canadian dollar, Mexican peso, Australian dollar and British pound, partially offset by the weaker Brazilian real, Turkish lira, and Argentinian peso compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Raw materials	$477.9	$366.7	30.3%	$1,317.7	$1,069.7	23.2%
Other manufacturing costs	155.0	136.9	13.2%	459.0	399.9	14.8%
Cost of sales	$632.9	$503.6	25.7%	$1,776.7	$1,469.6	20.9%
Percent of net revenue	76.5%	72.8%		74.6%	73.0%

Cost of sales in the third quarter of 2021 compared to the third quarter of 2020 increased 370 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 480 basis points in the third quarter of 2021 compared to the third quarter of 2020 due to higher raw material costs. Other manufacturing costs as a percentage of revenue decreased 110 basis points in the third quarter of 2021 compared to the third quarter of 2020 due to higher sales volume.

Cost of sales in the first nine months of 2021 compared to the first nine months of 2020 increased 160 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 220 basis points in the first nine months of 2021 compared to the first nine months of 2020 due to higher raw material costs. Other manufacturing costs as a percentage of revenue decreased 60 basis points in the first nine months of 2021 compared to the first nine months of 2020 due to higher sales volume.

Gross profit:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Gross profit	$194.0	$187.8	3.3%	$603.9	$543.0	11.2%
Percent of net revenue	23.5%	27.2%		25.4%	27.0%

Gross profit in the third quarter of 2021 increased 3.3 percent and gross profit margin decreased 370 basis points compared to the third quarter of 2020. The decrease in gross profit margin was primarily due to higher raw material costs partially offset by higher sales volume.

Gross profit in the first nine months of 2021 increased 11.2 percent and gross profit margin decreased 160 basis points compared to the first nine months of 2020. The decrease in gross profit margin was primarily due to higher raw material costs partially offset by higher sales volume.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
SG&A	$134.5	$129.1	4.2%	$426.9	$398.6	7.1%
Percent of net revenue	16.3%	18.7%		17.9%	19.8%

SG&A expenses for the third quarter of 2021 increased $5.4 million, or 4.2 percent, compared to the third quarter of 2020. The increase is primarily due to higher discretionary spending compared to the prior year and unfavorable impact of foreign currency exchange rates on spending outside the U.S.

SG&A expenses for the first nine months of 2021 increased $28.3 million, or 7.1 percent, compared to the first nine months of 2020. The increase is primarily due to higher compensation costs compared to the prior year and unfavorable impact of foreign currency exchange rates on spending outside the U.S.

Other income, net:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Other income, net	$6.2	$3.7	67.6%	$25.9	$11.7	121.4%

Other income, net in the third quarter of 2021 included $8.0 million of net defined benefit pension benefits, partially offset by $1.4 million of currency transaction losses and $0.4 million of other income. Other income, net in the third quarter of 2020 included $4.5 million of net defined benefit pension benefits, partially offset by $0.6 million of other expense and $0.2 million of currency transaction losses.

Other income, net in the first nine months of 2021 included $23.9 million of net defined benefit pension benefits and $6.5 million of other income, partially offset by $4.5 million of currency transaction losses. Other income, net in the first nine months of 2021 includes gains related to a legal entity merger and a transactional tax legal settlement in Brazil. Other income, net in the first nine months of 2020 included $13.4 million of net defined benefit pension benefits, partially offset by $1.7 million of currency transaction losses.

Interest expense:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Interest expense	$19.4	$20.2	(4.0)%	$59.7	$64.6	(7.6)%

Interest expense in the third quarter of 2021 was $19.4 million compared to $20.2 million in the third quarter of 2020. Interest expense in the third quarter of 2021 compared to the third quarter of 2020 was lower due to lower U.S. debt balances.

Interest expense in the first nine months of 2021 was $59.7 million compared to $64.6 million in the first nine months of 2020. Interest expense in the first nine months of 2021 compared to the first nine months of 2020 was lower due to lower U.S. debt balances and lower interest rates.

Interest income:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Interest income	$2.5	$2.9	(13.8)%	$7.7	$8.8	(12.5)%

Interest income in the third quarter of 2021 was $2.5 million. Interest income in the third quarter of 2020 was $2.9 million.

Interest income in the first nine months of 2021 was $7.7 million. Interest income in the first nine months of 2020 was $8.8 million.

Income taxes:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Income taxes	$19.1	$5.1	NMP	$46.4	$22.2	NMP
Effective tax rate	39.2%	11.3%		30.7%	22.1%

Income tax expense of $19.1 million in the third quarter of 2021 includes $5.6 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.6 percent. The discrete tax expense relates to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and various foreign tax matters. Income tax expense of $5.1 million in the third quarter of 2020 includes $7.2 million of discrete tax benefit relating to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus the U.S. Dollar and various foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 27.1 percent.

Income tax expense of $46.4 million in the first nine months of 2021 includes $5.1 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.4 percent. The discrete tax expense relates to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and various foreign tax matters. Income tax expense of $22.2 million in the first nine months of 2020 includes $5.2 million of discrete tax benefit relating to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus the U.S. Dollar and various foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.3 percent.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Income from equity method investments	$2.0	$1.5	33.3%	$6.1	$5.1	19.6%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the third quarter and first nine months of 2021 compared to the same period of 2020 relates to higher net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net income attributable to H.B. Fuller	$31.6	$41.6	(24.0)%	$110.5	$83.1	33.0%
Percent of net revenue	3.8%	6.0%		4.6%	4.1%

The net income attributable to H.B. Fuller for the third quarter of 2021 was $31.6 million compared to $41.6 million for the third quarter of 2020. The diluted earnings per share for the third quarter of 2021 was $0.58 per share as compared to $0.79 per share for the third quarter of 2020.

The net income attributable to H.B. Fuller for the first nine months of 2021 was $110.5 million compared to $83.1 million for the first nine months of 2020. The diluted earnings per share for the first nine months of 2021 was $2.04 per share as compared to $1.59 per share for the first nine months of 2020.

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

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	August 28, 2021		August 29, 2020		August 28, 2021		August 29, 2020
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$369.4	45%	$320.2	46%	$1,069.9	45%	$977.4	48%
Engineering Adhesives	342.3	41%	276.1	40%	1,000.3	42%	761.0	38%
Construction Adhesives	115.1	14%	95.2	14%	310.4	13%	274.2	14%
Segment total	$826.8	100%	$691.5	100%	$2,380.6	100%	$2,012.6	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$826.8	100%	$691.5	100%	$2,380.6	100%	$2,012.6	100%

Segment Operating Income (Loss):

	Three Months Ended				Nine Months Ended
	August 28, 2021		August 29, 2020		August 28, 2021		August 29, 2020
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$29.7	50%	$31.9	54%	$98.5	56%	$89.6	62%
Engineering Adhesives	34.1	57%	29.8	51%	96.6	54%	65.4	45%
Construction Adhesives	3.3	6%	4.3	7%	4.9	3%	9.4	7%
Segment total	$67.1	113%	$66.0	112%	$200.0	113%	$164.4	114%
Corporate Unallocated	(7.6)	(13)%	(7.3)	(12)%	(23.1)	(13)%	(20.0)	(14)%
Total	$59.5	100%	$58.7	100%	$176.9	100%	$144.4	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$369.4	$320.2	15.4%	$1,069.9	$977.4	9.5%
Segment operating income	$29.7	$31.9	(6.9)%	$98.5	$89.6	9.9%
Segment operating margin	8.0%	10.0%		9.2%	9.2%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 28, 2021 vs. August 29, 2020	August 28, 2021 vs. August 29, 2020
Organic growth	13.0%	7.9%
Currency	2.4%	1.6%
Total	15.4%	9.5%

Net revenue increased 15.4 percent in the third quarter of 2021 compared to the third quarter of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and favorable product pricing. The positive currency effect was due to the stronger Euro, Chinese renminbi and Mexican peso, partially offset by a weaker Turkish lira and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 400 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 90 basis points and SG&A expenses as a percentage of net revenue decreased 110 basis points due to higher net revenue. Segment operating income decreased 6.9 percent and segment operating margin as a percentage of net revenue decreased 200 basis points compared to the third quarter of 2020.

Net revenue increased 9.5 percent in the first nine months of 2021 compared to the first nine months of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and favorable product pricing. The positive currency effect was due to the stronger Euro, Chinese renminbi, Canadian dollar, Mexican peso and Australian dollar, partially offset by a weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 120 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 50 basis points. SG&A expenses as a percentage of net revenue decreased 70 basis points due to higher net revenue. Segment operating income increased 9.9 percent and segment operating margin as a percentage of net revenue was flat compared to the first nine months of 2020.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$342.3	$276.1	24.0%	$1,000.3	$761.0	31.4%
Segment operating income	$34.1	$29.8	14.4%	$96.6	$65.4	47.7%
Segment operating margin	10.0%	10.8%		9.7%	8.6%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 28, 2021 vs. August 29, 2020	August 28, 2021 vs. August 29, 2020
Organic growth	19.2%	26.1%
Currency	4.8%	5.3%
Total	24.0%	31.4%

Net revenue increased 24.0 percent in the third quarter of 2021 compared to the third quarter of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and favorable product pricing. The currency effect was due to a stronger Euro and Chinese renminbi compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 520 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 90 basis points and SG&A expenses as a percentage of net revenue decreased 350 basis points due to higher net revenue. Segment operating income increased 14.4 percent and segment operating margin decreased 80 basis points compared to the third quarter of 2020.

Net revenue increased 31.4 percent in the first nine months of 2021 compared to the first nine months of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and favorable product pricing. The currency effect was due to a stronger Euro and Chinese renminbi compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 320 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 70 basis points and SG&A expenses as a percentage of net revenue decreased 360 basis points due to higher net revenue. Segment operating income increased 47.7 percent and segment operating margin increased 110 basis points compared to the first nine months of 2020.

Construction Adhesives

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$115.1	$95.2	20.9%	$310.4	$274.2	13.2%
Segment operating income	$3.3	$4.3	(23.3)%	$4.9	$9.4	(47.9)%
Segment operating margin	2.9%	4.5%		1.6%	3.4%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 28, 2021 vs. August 29, 2020	August 28, 2021 vs. August 29, 2020
Organic growth	19.5%	11.6%
Currency	1.4%	1.6%
Total	20.9%	13.2%

Net revenue increased 20.9 percent in the third quarter of 2021 compared to the third quarter of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and favorable product pricing. The currency effect was due to a stronger Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 700 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 310 basis points and SG&A expenses as a percentage of net revenue decreased 230 basis points due to higher net revenue. Segment operating income decreased 23.3 percent and segment operating margin decreased 160 basis points compared to the third quarter of 2020.

Net revenue increased 13.2 percent in the first nine months of 2021 compared to the first nine months of 2020. The increase in organic growth was attributable primarily to an increase in sales volume and favorable product pricing. The currency effect was due to a stronger Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 470 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 140 basis points and SG&A expenses as a percentage of net revenue decreased 150 basis points due to higher net revenue. Segment operating income decreased 47.9 percent and segment operating margin decreased 180 basis points compared to the first nine months of 2020.

Corporate Unallocated

	Three Months Ended			Nine Months Ended
	August 28,	August 29,	2021 vs	August 28,	August 29,	2021 vs
($ in millions)	2021	2020	2020	2021	2020	2020
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Segment operating loss	$(7.6)	$(7.3)	4.1%	$(23.1)	$(20.0)	15.5%
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Segment operating loss in the third quarter and first nine months of 2021 increased 4.1 percent and 15.5 percent compared to the third quarter and first nine months of 2020 reflecting increased organizational realignment costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 28, 2021 were $68.1 million compared to $100.5 million as of November 28, 2020 and $74.9 million as of August 29, 2020. The majority of the $68.1 million in cash and cash equivalents as of August 28, 2021 was held outside the United States. Total long and short-term debt was $1,664.0 million as of August 28, 2021, $1,773.9 million as of November 28, 2020 and $1,868.9 million as of August 29, 2020. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 51.4 percent as of August 28, 2021 as compared to 56.1 percent as of November 28, 2020 and 58.7 percent as of August 29, 2020.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 28, 2021, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 28, 2021
Secured Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.9	2.3
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.9	2.3
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	5.6

●	TTM = Trailing 12 months

●	EBITDA for Term Loan B covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Term Loan B Credit Agreement and can be found in the Company’s Form 8-K filing dated October 20, 2017.

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2021.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	August 28,	August 29,
	2021	2020
Net working capital as a percentage of annualized net revenue[1]	16.6%	20.2%
Accounts receivable DSO (in days)[2]	63	63
Inventory days on hand (in days)[3]	70	67
Free cash flow after dividends[4]	$57.9	$96.1
Total debt to total capital ratio[5]	51.4%	58.7%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Nine Months Ended
($ in millions)	August 28, 2021	August 29, 2020
Net cash provided by operating activities	$161.1	$193.0
Less: Purchased property, plant and equipment	77.2	71.9
Less: Dividends paid	26.0	25.0
Free cash flow after dividends	$57.9	$96.1

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	August 28,	August 29,
($ in millions)	2021	2020
Net cash provided by operating activities	$161.1	$193.0

Net income including non-controlling interest was $110.6 million in the first nine months of 2021 compared to $83.2 million in the first nine months of 2020. Depreciation and amortization expense totaled $107.6 million in the first nine months of 2021 compared to $103.5 million in the first nine months of 2020. Deferred income taxes was a use of cash of $1.5 million in 2021 compared to $11.0 million in the first nine months of 2020. Accrued compensation was a use of cash of $1.3 million in 2021 compared to $12.3 million last year.  Other assets was a use of cash of $26.1 million in the first nine months of 2021 compared to a source of cash of $31.4 million in the first nine months of 2020. Other liabilities was a use of cash of $53.5 million in the first nine months of 2021 compared to a source of cash of $20.5 million in the first nine months of 2020.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $26.8 million compared $9.3 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Nine Months Ended
	August 28,	August 29,
($ in millions)	2021	2020
Trade receivables, net	$(61.9)	$17.3
Inventory	(141.1)	(17.2)
Trade payables	176.2	(9.4)
Total cash flow impact	$(26.8)	$(9.3)

●

Trade Receivables, net – Trade receivables, net was a use of cash of $61.9 million compared to a source of $17.3 million in the first nine months of 2021 and 2020, respectively. The use of cash in 2021 compared to a source of cash in 2020 was due to higher net revenue in the first nine months of 2021 compared to 2020 and more cash collected on trade receivables in the prior year compared to the current year. The DSO were 63 days at both August 28, 2021 and August 29, 2020.

●

Inventory – Inventory was a use of cash of $141.1 million and $17.2 million in the first nine months of 2021 and 2020, respectively. The higher use of cash in 2021 is due to increasing inventory costs in 2021 compared to 2020. Inventory days on hand were 70 days as of August 28, 2021 and 67 days as of August 29, 2020.

●

Trade Payables – Trade payables was a source of cash of $176.2 million compared to a use of cash of $9.4 million in the first nine months of 2021 and 2020, respectively. The source of cash in 2021 compared to a use of cash in 2020 reflects lower payments on trade payables in the current year.

Cash Flows from Investing Activities:

	Nine Months Ended
	August 28,	August 29,
($ in millions)	2021	2020
Net cash used in investing activities	$(75.7)	$(91.0)

Purchases of property, plant and equipment were $77.2 million during the first nine months of 2021. compared to $71.9 million for the same period of 2020.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

Cash Flows from Financing Activities:

	Nine Months Ended
	August 28,	August 29,
($ in millions)	2021	2020
Net cash used in financing activities	$(114.8)	$(142.1)

Repayments of long-term debt were $118.0 million in the first nine months of 2021 and $128.0 million in the first nine months of 2020.  Net proceeds of notes payable were $9.8 million in the first nine months of 2021 compared to $8.4 million in the same period of 2020. Cash dividends paid were $26.0 million in the first nine months of 2021 compared to $25.0 million in the same period of 2020. Repurchases of common stock were $2.7 million in the first nine months of 2021 compared to $3.3 million in the same period of 2020.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 28, 2021. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of August 28, 2021, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter ended August 28, 2021 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased[1]	per Share	(millions)

May 30, 2021 - July 3, 2021	560	$64.58	$187,170

July 4, 2021 - July 31, 2021	-	$-	$187,170

August 1, 2021 - August 28, 2021	57	$64.62	$187,170

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

Item 6. Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – James J. Owens
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 28, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 23, 2021	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – James J. Owens
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 28, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).