Form 10-K
period 2021-11-27
FULLER H B CO
filed 2022-01-25
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2021

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

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 28, 2021 was approximately $3,602,301,720 (based on the closing price of such stock as quoted on the New York Stock Exchange of$69.12 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 52,828,288 as of January 20, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2022.

H.B. FULLER COMPANY

2021 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2021, 2020 and 2019 herein, the reference is to our fiscal years ended November 27, 2021, November 28, 2020, and November 30, 2019, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 35 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, medical products, windows, doors, flooring, roofing, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automobiles, recreational vehicles, buses, trucks and trailers, marine products, solar energy systems, electronics and products for the aerospace and defense industries. Our adhesives help improve the performance of our customers’ products or improve their manufacturing processes. We also provide our customers with technical support and unique solutions designed to address their specific needs. In addition, we have established a variety of product offerings for residential and commercial construction markets, such as tile-setting adhesives, grouts, sealants and related products.

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in Item 7 of this Annual Report for a description of our segment operating results.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. As of November 27, 2021, we had sales offices and manufacturing plants in 21 countries outside the United States and satellite sales offices in another 13 countries.

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

Customers

We have cultivated strong, integrated relationships with a diverse set of customers worldwide. Our customers are among the technology and market leaders in consumer goods, construction and industrial markets. We pride ourselves on long-term, collaborative customer relationships and a diverse portfolio of customers in which no single customer accounted for more than 10 percent of consolidated net revenue.

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

Human Capital Resources and Management

Employees and Labor Relations

As of November 27, 2021, we have approximately 6,500 employees in 45 countries, including approximately 2,500 employees based in the U.S. Approximately 450 U.S. employees are subject to collective bargaining agreements with various unions. Approximately 750 employees in foreign countries are subject to collective bargaining agreements. Overall, we consider our employee relations to be good.

Health and Safety

We care about our colleagues and anyone who enters our workplace and we believe that nothing we do is worth getting hurt for. We have a strong environmental, health and safety program that focuses on implementing policies and training programs, as well as performing self-audits to enhance work safety. Importantly during 2021, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

Competitive Pay and Benefits

Our primary compensation strategy is “Pay for Performance”, which supports a culture of accountability and performance. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We believe that these principles are strongly aligned with the strategic priorities of our business and our objective to deliver value for our shareholders.

We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization. We conduct global pay equity assessments and compensation reviews, and when necessary, we take action to address areas of concern.

Quality, affordable health care is the foundation of the comprehensive benefits package we offer our employees. It is one of the tools we use to recruit and retain, and it is seen as the preferred benefit by most employees. Employees in the United States earning below $52,000 each year have 100% of their individual health care costs covered by the Company in the form of a medical premium reimbursement.

Results-Driven, Collaborative Culture

Our purpose is connecting what matters for all stakeholders and we go about this by winning the right way through our core values. We expect employees to act with integrity and hold each other accountable for our actions. We value our global team’s diverse perspectives, backgrounds and experiences. We make daily, conscious choices to excel, by always bringing passion and creativity to our work, and by striving for innovation ethically and fairly. Our worldwide network of culture champions supports our focus on being At Our Best. Our communication on goals, targets and performance is frequent and transparent. We continue to leverage flexible work options available to employees who don't need our facilities to perform their jobs and this continues to enhance connections across the company, as well as with customers and external partners. This supports our desire to be first and fastest in finding solutions for customers and improving our overall effectiveness. Finally, we continue to take great pride in our focus on giving back to the communities in which we operate through the giving efforts of the H.B. Fuller Foundation and the thousands of employee volunteer hours each year.

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

We are taking specific actions to foster inclusion and diversity into our culture. Learning resources have been implemented to support greater awareness and understanding of the behaviors expected from employees. We have introduced employee networking groups, an expanded and enhanced mentoring program and focused development programs with the goal of creating meaningful opportunities for employees. We have adjusted our recruiting practices to ensure we are getting the right level of exposure to diverse candidates.

Talent Development

We recognize how important it is for our colleagues to develop and progress in their careers. We provide a variety of resources to help our colleagues grow in their current roles and build new skills, including online development resources focused on specific business imperatives with access to hundreds of online courses in our learning management system. We have implemented an innovative delivery method for leadership training to drive experiential learning and to increase access to leaders around the world. Individual development planning is a part of our annual goal setting process and people managers are expected to have regular discussions with employees to measure progress and make needed adjustments. We focus on getting employees into roles with greater responsibility and opportunities for advancement that are also aligned with their career path to facilitate development and maximize potential. Finally, we provide ambitious employees with short-term opportunities in unique assignments in addition to their current roles. These assignments support the employees’ development while also supporting company initiatives that are required to be resourced with talented employees.

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

See Item 1A. Risk Factors for a discussion of the effects of the COVID-19 pandemic on raw material cost and availability.

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

As climate change and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers and investors are increasingly focusing on these issues. We continue to monitor our markets to ensure we are developing the adhesives and sealants to support our customers’ responses to changing consumer demand, new product designs and upcoming regulatory and sustainability efforts. We invest significantly in innovation, research and expertise, which are crucial for the continuous extraction of value from our business strategy. This also facilitates the creation of new high-performance solutions that enable customers to improve their products and processes to better achieve their sustainability programs.

Regulatory Compliance

We comply with applicable federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency (the “EPA”) and the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation. This includes regular review of and upgrades to environmental, health and safety policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding. Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $24.2 million, including approximately $3.7 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reduction of greenhouse gas emissions. We have not determined that any of these laws directly impact the Company at this time; however, we continue to monitor the development and implementation of such legislation and regulation. We also continue to regularly report our sustainability efforts and metrics under the Global Reporting Initiative (“GRI”) framework and report our goals and progress in our annual Sustainability Report.

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

Information About Our Executive Officers

The following table shows the name, age and business experience for the past five years of the executive officers as of January 5, 2022. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served

James J. Owens	57	President and Chief Executive Officer	November 2010 - Present

Zhiwei Cai	59	Executive Vice President, Engineering Adhesives	August 2019 - Present
		Senior Vice President, Engineering Adhesives	February 2016 - August 2019

Heather A. Campe	48	Senior Vice President, International Growth	December 2021 - Present
		Senior Vice President, Global Hygiene, Health and Consumable Adhesives	August 2019 - November 2021
		Senior Vice President, Americas Adhesives	October 2016 - August 2019

Theodore M. Clark	68	Executive Vice President and Chief Operating Officer	August 2019 - Present
		Senior Vice President, Royal Adhesives	October 2017 - August 2019
		President and CEO, Royal Adhesives and Sealants, LLC	2003 - 2017

John J. Corkrean	56	Executive Vice President and Chief Financial Officer	May 2016 - Present

James J. East	57	Senior Vice President, Hygiene, Health and Consumable Adhesives	October 2021 - Present
		Vice President, Engineering Adhesives Americas and Global Director Automotive	April 2018 - October 2021
		Global Business Director, General Industries and Business Director, Cyberbond LLC	June 2016 - March 2018

Traci L. Jensen	55	Vice President, Global Business Process Improvement	December 2019 - Present
		Senior Vice President, Construction Products	July 2016 - December 2019

Timothy J. Keenan	64	Vice President, General Counsel and Corporate Secretary	December 2006 - Present

M. Shahbaz Malik	54	Senior Vice President, Construction Adhesives	December 2019 - Present
		Vice President and Business Leader, North America Distribution, Masonite International Corporation (global residential doors business)	2018 - 2019
		Senior Vice President, Sales, Marketing and Supply Chain, Continental Building Products, Inc. (North America manufacturer of wallboard and joint compound materials)	2014 - 2018

Nathanial D. Weaver	46	Vice President, Human Resources	March 2020 - Present
		Director, Human Resources	2017 - March 2020
		Vice President, Global Hygiene	2013 - 2017

The Board of Directors elects the executive officers annually.

Available Information

For more information about us, visit our website at: www.hbfuller.com.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) via EDGAR. Our SEC filings are available free of charge to the public on the SEC website at www.sec.gov and on our website as soon as reasonably practicable after they have been filed with or furnished to the SEC.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, which became a global pandemic. Throughout fiscal year 2021, the COVID-19 pandemic continued to have a significant disruptive impact on global economies, supply chains and industrial production. We have effectively managed our global operations throughout the pandemic, implementing rigorous protocols focused on the health and safety of our employees and ensuring business continuity across our supplier, manufacturing and distribution networks. These actions enabled us to meet our customers’ increased demands for adhesive solutions, effectively allocate our resources and manage expenses, and deliver strong financial results, while maintaining a safe workplace for employees. Concerns remain that there could be a prolonged resurgence of cases triggering additional government mandated lockdowns or similar restrictions, for example due to the emergence of new variants against which existing vaccines are not as effective or which may be more easily transmitted.

Due to the evolving and highly uncertain nature of the pandemic, it is currently not possible to estimate any additional direct or indirect impacts this outbreak may have on our business. Any disruption of the manufacturing of our products, commerce and related activity caused by the COVID-19 pandemic, including ongoing labor shortages and supply chain constraints, could materially and adversely affect our results of operations and financial condition.

Increases in prices and declines in the availability of raw materials have adversely affected, and could continue to erode, our profit margins, and could negatively impact our operating results.

In 2021, raw material costs made up approximately 75 percent of our cost of sales. Based on 2021 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $13.2 million or $0.24 per diluted share.  Accordingly, changes in the cost of raw materials, due to scarcity, supplier disruptions, inflation and for other reasons, can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins.

The COVID-19 pandemic has had a significant impact on raw material prices, which could continue in the future. Further, the COVID-19 pandemic and responses to it have significantly limited or prevented the movement of goods and services worldwide, which has resulted in and could continue to result in disruptions in our supply chain and our difficulty in procuring or inability to procure raw materials necessary for the manufacturing of our products. The impact of the COVID-19 pandemic and responses to it has increased and could continue to increase the costs of making and distributing our products or result in delays in delivering, or an inability to deliver, them to our customers.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE, which will upgrade and standardize our information system. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2021, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia and various other businesses in North America and EIMEA. During 2022 and beyond, we will continue implementation in North America, EIMEA and Asia Pacific.

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

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may increase operational costs. The impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of our products.

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

The Organization for Economic Co-operation and Development ("OECD"), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes.

The current U.S. presidential administration could enact changes in tax laws that could negatively impact the Company’s effective tax rate. Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, the creation of a 10% penalty on certain imports and a 15% minimum tax on worldwide book income. Additionally, the proposed changes include significant provisions related to the deductibility of interest. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to the Company’s effective tax rate.

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate or index in our term loans such that the interest due to our creditors pursuant to a term loan extended to us is calculated using LIBOR. Most of our term loan agreements contain a stated minimum value for LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the entity that calculates LIBOR, announced that LIBOR should be phased out by the end of 2021. Subsequently, on March 5, 2021, LIBOR’s administrator announced that publication of overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR would cease immediately following publication of such interest rates on June 30, 2023, and that publication of all other currency and tenor variants would cease immediately following publication on December 31, 2021.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions and other market participants, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which can be an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). The SOFR rate is therefore likely to be lower than LIBOR rates and is less likely to correlate with the funding costs of financial institutions.

If LIBOR ceases to exist prior to the maturity of our contracts, we will be required to substitute an index such as the Prime Rate or renegotiate our credit agreements that utilize LIBOR as the reference rate, and substitute an index to replace LIBOR with the new standard that is established. If we borrow under the Prime Rate, we will see increased borrowing costs until the agreements are amended or renegotiated to incorporate the new SOFR borrowing rate or another substitute index.

MacroeconomicRisks

Uncertainties in foreign economic, political, regulatory and social conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 57 percent, or $1.9 billion, of our net revenue was generated outside the United States in 2021. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

Fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2021, the change in foreign currencies positively impacted our net revenue by approximately $64.0 million. In 2021, we spent approximately $1.8 billion for raw materials worldwide of which approximately $996.7 million was purchased outside the United States. Based on 2021 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $9.4 million or $0.17 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned. Manufacturing operations are carried out at 34 plants located throughout the United States and at 35 plants located in 21 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of November 27, 2021 (each of the listed properties are owned by us, unless otherwise specified):

Segment			Segment
Hygiene, Health and Consumable Adhesives			Engineering Adhesives
Argentina	Buenos Aires		France	Surbourg
Australia	Dandenong South		Germany	Wunstorf
Australia	Sydney[1]		Germany	Nienburg
Brazil	Sorocaba[2]		Germany	Langelsheim[1]
Brazil	Curitiba[1]		Germany	Pirmasens
Brazil	Guarulhos		Italy	Pianezze
Chile	Maipu, Santiago		People's Republic of China	Beijing
Colombia	Rionegro		People's Republic of China	Nanjing - ShanXu Road
Egypt	6th of October City	`	People's Republic of China	Nanjing - Xinjinhu Road[1]
France	Blois		People's Republic of China	Suzhou
Germany	Lueneburg		People's Republic of China	Yantai
Greece	Lamia		Portugal	Mindelo
India	Pune		United Kingdom	Preston[1]
Indonesia	Mojokerto		United States	California - Irvine[1]
Kenya	Nairobi[1]		United States	California - Wilmington[1]
Malaysia	Selangor		United States	Georgia - Norcross[1]
New Zealand	Auckland[1]		United States	Georgia - Ball Ground[1]
People's Republic of China	Guangzhou		United States	Illinois - Frankfort - Corsair
Philippines	Manila		United States	Illinois - Frankfort - West Drive
United Kingdom	Dukinfield		United States	Indiana - South Bend
United States	Georgia - Covington		United States	Ohio - Bellevue[1]
United States	Georgia - Tucker		United States	Massachusetts - Peabody[1]
United States	Illinois - Seneca		United States	Michigan - Grand Rapids
United States	Illinois - Elgin[2]		United States	Minnesota - Fridley
United States	Kentucky - Paducah		United States	New Hampshire - Raymond[1]
United States	Ohio - Blue Ash		United States	New Jersey - Wayne[2]
United States	Minnesota - Vadnais Heights
United States	New York - Syracuse[1]		Construction Adhesives
United States	South Carolina - Simpsonville		Canada	Ontario[1]
United States	Texas - Mesquite		United States	California - La Mirada
United States	California - Roseville		United States	Florida - Gainesville
United States	Washington - Vancouver		United States	Georgia - Dalton
Vietnam	Binh Duong[1]		United States	Illinois - Aurora
			United States	Michigan - Michigan Center
			United States	New Jersey - Edison
			United States	Ohio - Chagrin Falls
			United States	Texas - Houston
			United States	Texas - Mansfield

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

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchangeunder the symbol FUL. As of January 20, 2022, there were 1,396 common shareholders of record for our common stock.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2021 is as follows:

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)		Shares	Value of Shares that
	Total	(b)	Purchased as	may yet be
	Number of	Average	Part of a Publicly	Purchased Under the
	Shares	Price Paid	Announced Plan	Plan or Program
Period	Purchased	per Share	or Program	(thousands)

August 29, 2021 - October 2, 2021	103	$66.01	-	$187,170

October 3, 2021 - October 30, 2021	-	$-	-	$187,170

October 31, 2021 - November 27, 2021	100	$72.09	-	$187,170

On April 6, 2017, the Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess being applied against additional paid in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on December 3, 2016, and also assumes the reinvestment of all dividends.

Item 6. Selected Financial Data

Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives.

The Hygiene, Health and Consumable Adhesives operating segment manufactures and supplies adhesives products in the assembly, packaging, converting, nonwoven and hygiene, health and beauty, flexible packaging, graphic arts and envelope markets. The Engineering Adhesives operating segment provides high-performance adhesives to the transportation, electronics, medical, clean energy, aerospace and defense, performance wood, insulating glass, textile, appliance and heavy machinery markets. The Construction Adhesives operating segment manufactures and provides specialty adhesives, sealants, tapes, mortars, grouts, and application devices for commercial building roofing systems, heavy infrastructure projects, road/highway/airport transportation applications, telecom/5G utilities, industrial LNG plants, building envelope applications, HVAC insulation systems, and for both residential and commercial flooring underlayment solutions.

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

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. The fluctuations of the Euro and the Chinese renminbi against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2021, currency fluctuations had a positive impact on net revenue of approximately $64.0 million as compared to 2020.

Key financial results andtransactions for 2021 included the following:

●

Net revenue increased 17.5 percent from 2020 primarily driven by a 9.6 percent increase in sales volume, a 5.6 percent increase in product pricing and a 2.3 percent increase due to currency fluctuations.

●	Gross profit margin decreased to 25.8 percent from 27.1 percent in 2020 primarily due to higher raw material costs partially offset by higher net revenue.

●	Cash flow generated by operating activities was $213.3 million in 2021 as compared to $331.6 million in 2020.

Our total year organic sales growth, which we define as the combined variances from sales volume and product pricing, increased 15.2 percent for 2021 compared to 2020.

In 2021, our diluted earnings per share was $2.97 compared to $2.36 in 2020. The higher earnings per share in 2021 compared to 2020 was primarily due to higher net revenue, higher other income, net and lower interest expense, partially offset by higher raw material and operating costs and higher income tax expense.

Changes in Accounting Principles

In the first quarter of 2021, we adopted new accounting standards related to the measurement of credit losses on financial statements requiring financial assets measured at amortized cost basis be presented at the net amount expected to be collected. Prior periods were not restated for this adoption.

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

Project ONE

In December 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing and financial reporting. The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2021, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia, and various other businesses in North America and EIMEA. During 2022 and beyond, we will continue implementation in North America, EIMEA and Asia Pacific.

Total expenditures for Project ONE are estimated to be $170 to $185 million, of which 55-60% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $133 million, of which approximately $73 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). We have incurred costs of $18.6 million under this plan as of November 27, 2021. We expect to incur total costs of approximately $20.0 million ($15.8 million after-tax), which includes cash expenditures for severance and related employee costs globally, costs related to streamlining of processes, and other restructuring-related costs. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed in fiscal 2022.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our results of operations and financial condition are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements relate to goodwill impairment; pension and other postretirement plans; long-lived assets recoverability; valuation of product, environmental and other litigation liabilities; valuation of deferred tax assets and accuracy of tax contingencies; and valuation of acquired assets and liabilities.

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

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our 2021 impairment test, included a 28 percent control premium.

For the 2021 impairment test, the fair value of the reporting units exceeded the respective carrying values by 38 percent to 129 percent ("headroom"). Significant assumptions used in the DCF analysis included discount rates that ranged from 8.2 percent to 9.1 percent and long-term revenue growth rates.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 2.76 percent at November 27, 2021, 2.53 percent at November 28, 2020 and 3.19 percent at November 30, 2019. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at November 27, 2021 would impact U.S. pension and other postretirement plan (income) expense by approximately $0.1 million (pre-tax) in fiscal 2021. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.25 percent in 2021 and 7.50 in 2020 and 2019. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2021, the expected long-term rate of return on the target equities allocation was 8.00 percent and the expected long-term rate of return on the target fixed-income allocation was 3.90 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.7 million (pre-tax).

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

	Total		Fixed
U.S. Pension Plan Historical Actual Rates of Return	Portfolio	Equities	Income

10-year period	9.5%	9.0%	6.7%
20-year period	7.2%	7.3%	7.9	%*

* Beginning in 2006, our target allocation migrated from 100 percent equities to our current allocation of 60 percent equities and 40 percent fixed-income. The historical actual rate of return for the fixed income of 8.2 percent is since inception (15 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.15 percent in 2021 compared to 6.23 percent in 2020 and 6.21 percent in 2019. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Under the U.S. pension plan, the compensation amount was locked-in as of May 31, 2011 and thus the benefit no longer includes compensation increases. The 4.50 percent rate for 2020 and 2019 is for the supplemental executive retirement plan only; for 2021, there is no compensation increase as subsequent to November 27, 2021, there were no active employees in the supplemental executive retirement plan. Projected salary increase assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plans.

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

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of November 27, 2021, the valuation allowance to reduce deferred tax assets totaled $11.3 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $13.3 million as of November 27, 2021.

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

Results of Operations

Net revenue

($ in millions)	2021	2020	2021 vs 2020
Net revenue	$3,278.0	$2,790.3	17.5%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions and divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for fiscal 2021 compared to fiscal 2020:

2021 vs 2020
Organic revenue growth	15.2%
Currency	2.3%
Net revenue growth	17.5%

Organic revenue growth was a positive 15.2 percent in 2021 compared to 2020 driven by a 22.2 percent increase in Engineering Adhesives, a 16.1 percent increase in Construction Adhesives and a 9.2 percent increase in Hygiene, Health and Consumable Adhesives. The positive 2.3 percent currency impact was primarily driven by a stronger Euro and Chinese renminbi partially offset by a weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar.

Cost of sales

($ in millions)	2021	2020	2021 vs 2020
Raw materials	$1,810.0	$1,476.4	22.6%
Other manufacturing costs	622.7	557.2	11.7%
Cost of sales	$2,432.7	$2,033.6	19.6%
Percent of net revenue	74.2%	72.9%

Cost of sales in 2021 compared to 2020 increased 130 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 230 basis points in 2021 compared to 2020 due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 100 basis points in 2021 compared to 2020 due to higher net revenue.

Gross profit

($ in millions)	2021	2020	2021 vs 2020
Gross profit	$845.3	$756.7	11.7%
Percent of net revenue	25.8%	27.1%

Gross profit in 2021 increased 11.7 percent and gross profit margin decreased 130 basis points compared to 2020. The decrease in gross profit margin was primarily due to higher raw material costs partially offset by higher net revenue.

Selling, general and administrative (SG&A) expenses

($ in millions)	2021	2020	2021 vs 2020
SG&A	$592.7	$538.3	10.1%
Percent of net revenue	18.1%	19.3%

SG&A expenses for 2021 increased $54.4 million, or 10.1 percent, compared to 2020. The increase is primarily due to higher discretionary spending and compensation costs compared to the prior year and unfavorable impact of foreign currency exchange rates on spending outside the U.S. SG&A expenses as a percent of revenue decreased by 120 basis points compared with the prior year.

Other income, net

($ in millions)	2021	2020
Other income, net	$32.9	$15.4

Other income, net includes foreign transaction losses of $6.0 million and $3.1 million in 2021 and 2020, respectively. Loss on disposal of assets were $0.6 million and $0.1 million in 2021 and 2020, respectively. Defined benefit pension benefit was $32.1 million and $17.9 million in 2021 and 2020, respectively. Other income of $7.4 million and $0.7 million was also included in 2021 and 2020, respectively. Other income in 2021 includes gains related to legal entity mergers and a transactional tax legal settlement in Brazil.

Interest expense

($ in millions)	2021	2020
Interest expense	$78.1	$86.8

Interest expense was $78.1 million and $86.8 million in 2021 and 2020, respectively. The decrease in interest expense is due to lower U.S. debt balances and lower interest rates. We capitalized $0.9 million and $0.6 million of interest expense in 2021 and 2020, respectively.

Interest income

($ in millions)	2021	2020
Interest income	$9.5	$11.4

Interest income in 2021 and 2020 was $9.5 million and $11.4 million, respectively. The decrease in interest income in 2021 compared to 2020 is due to lower interest rates and lower cash balances.

Income tax expense:

($ in millions)	2021	2020
Income tax expense	$63.0	$41.9
Effective tax rate	29.1%	26.5%

Income tax expense of $63.0 million in 2021 includes $4.3 million of discrete tax expense, primarily related to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar, changes in valuation allowances and several foreign discrete items. Excluding the discrete tax expense of $4.3 million, the overall effective tax rate was 27.1 percent.

Income tax expense of $41.9 million in 2020 includes $1.1 million of discrete tax expense, primarily related to tax expense for uncertain tax positions and several foreign discrete items, offset by U.S. benefits for state deferred rate changes and a benefit related to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus U.S. dollar. Excluding the discrete tax expense of $1.1 million, the overall effective tax rate was 25.8 percent.

The increase in the overall effective tax rate for 2021 compared to 2020, excluding the impact of discrete items, is primarily due to the change in the foreign rate differential resulting from a change in mix of earnings across jurisdictions.

Income from equity method investments

($ in millions)	2021	2020
Income from equity method investments	$7.7	$7.4

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for 2021 compared to 2020 relates to higher net income in our joint venture.

Net income attributable to H.B. Fuller

($ in millions)	2021	2020	2021 vs 2020
Net income attributable to H.B. Fuller	$161.4	$123.7	30.5%
Percent of net revenue	4.9%	4.4%

Net income attributable to H.B. Fuller was $161.4 million in 2021 compared to $123.7 million in 2020. Diluted earnings per share were $2.97 per share in 2021 and $2.36 per share in 2020.

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

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. Corporate Unallocated includes business acquisition and integration-related charges, organizational restructuring-related charges, the results of business divestitures and costs related to the implementation of Project ONE.

Net Revenue by Segment

	2021		2020
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$1,472.7	45%	$1,332.8	48%
Engineering Adhesives	1,371.8	42%	1,088.3	39%
Construction Adhesives	433.5	13%	369.2	13%
Segment total	3,278.0	100%	2,790.3	100%
Corporate Unallocated	-	0%	-	0%
Total	$3,278.0	100%	$2,790.3	100%

Segment Operating Income (Loss)

	2021		2020
	Operating	% of	Operating	% of
($ in millions)	Income (Loss)	Total	Income (Loss)	Total
Hygiene, Health and Consumable Adhesives	$138.4	55%	$130.8	60%
Engineering Adhesives	135.9	54%	104.0	48%
Construction Adhesives	14.1	5%	11.1	5%
Segment total	288.4	114%	245.9	113%
Corporate Unallocated	(35.8)	(14)%	(27.6)	(13)%
Total	$252.6	100%	$218.3	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported in the Consolidated Statements of Income.

($ in millions)	2021	2020
Segment operating income	$252.6	$218.3
Other income, net	32.9	15.4
Interest expense	(78.1)	(86.8)
Interest income	9.5	11.4
Income before income taxes and income from equity method investments	$216.9	$158.3

Hygiene, Health and Consumable Adhesives

($ in millions)	2021	2020	2021 vs 2020
Net revenue	$1,472.7	$1,332.8	10.5%
Segment operating income	$138.4	$130.8	5.8%
Segment profit margin %	9.4%	9.8%

The following tables provide details of Hygiene, Health and Consumable Adhesives net revenue variances:

2021 vs 2020
Organic revenue growth	9.2%
Currency	1.3%
Net revenue growth	10.5%

Net revenue increased 10.5 percent in 2021 compared to 2020. The 9.2 percent increase in organic growth was attributable to an increase in sales volume and favorable product pricing. The positive currency effect was due to the stronger Euro and Chinese renminbi partially offset by a weaker Brazilian real, Argentinian peso and Turkish lira compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 160 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 90 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 30 basis points in 2021 as compared to 2020. Segment operating income increased 5.8 percent and segment operating margin as a percentage of net revenue decreased 40 basis points in 2021 as compared to 2020.

Engineering Adhesives

($ in millions)	2021	2020	2021 vs 2020
Net revenue	$1,371.8	$1,088.3	26.1%
Segment operating income	$135.9	$104.0	30.7%
Segment profit margin %	9.9%	9.6%

The following tables provide details of Engineering Adhesives net revenue variances:

2021 vs 2020
Organic revenue growth	22.2%
Currency	3.9%
Net revenue growth	26.1%

Net revenue increased 26.1 percent in 2021 compared to 2020. The 22.2 percent increase in organic growth was attributable to higher sales volume and favorable product pricing. The positive currency effect was due to a stronger Euro and Chinese renminbi partially offset by a weaker Brazilian real, Turkish lira and Argentinian peso compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 320 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 110 basis points due to higher net revenue. SG&A expense as a percentage of net revenue decreased 240 basis points due to higher net revenue. Segment operating income increased 30.7 percent and segment operating margin increased 30 basis points compared to 2020.

Construction Adhesives

($ in millions)	2021	2020	2021 vs 2020
Net revenue	$433.5	$369.2	17.4%
Segment operating income (loss)	$14.1	$11.1	26.9%
Segment profit margin %	3.3%	3.0%

The following tables provide details of Construction Adhesives net revenue variances:

2021 vs 2020
Organic revenue growth	16.1%
Currency	1.3%
Net revenue growth	17.4%

Net revenue increased 17.4 percent in 2021 compared to 2020. The 16.1 percent increase in organic growth was attributable to higher sales volume and favorable product pricing. The positive currency effect was due to the stronger Australian dollar, Canadian dollar and Euro compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 360 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 220 basis points primarily due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 170 basis points also due to higher net revenue. Segment operating income increased 26.9 percent and segment operating margin increased 30 basis points compared to 2020.

Corporate Unallocated

($ in millions)	2021	2020	2021 vs 2020
Net revenue	$-	$-	NMP
Segment operating loss	$(35.8)	$(27.6)	29.8%
Segment profit margin %	NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, the results of business divestitures and costs related to the implementation of Project ONE.

Segment operating loss increased 29.8 percent in 2021 reflecting increased organizational realignment costs compared to 2020.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 27, 2021 were $61.8 million compared to $100.5 million as of November 28, 2020. Total long and short-term debt was $1,616.5 million as of November 27, 2021 and $1,773.9 million as of November 28, 2020.

We believe that cash flows from operating activities will be adequate to meet our short-term and long-term liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. operations, U.S. capital spending and U.S. pension and other postretirement benefit contributions in addition to funding U.S. acquisitions, dividend payments, debt service and share repurchases as needed. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate these funds for U.S. operations.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 27, 2021, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of November 27, 2021
Total Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.9	2.2
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.9	2.2
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	5.8

●	TTM = trailing 12 months

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

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2022.

Net Financial Assets (Liabilities)

($ in millions)	2021	2020
Financial assets:
Cash and cash equivalents	$61.8	$100.5
Foreign exchange contracts	5.7	2.3
Cash flow hedges	14.5	2.5
Financial liabilities:
Notes payable	(25.0)	(16.9)
Long-term debt	(1,591.5)	(1,757.0)
Foreign exchange contracts	(6.1)	(5.3)
Interest rate swaps	(22.9)	(33.0)
Net financial liabilities	$(1,563.5)	$(1,706.9)

Of the $61.8 million in cash and cash equivalents as of November 27, 2021, $58.4 million was held outside the U.S. Of the $58.4 million of cash held outside the U.S., earnings on $56.0 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

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

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $25.0 million at November 27, 2021 and $16.9 million at November 28, 2020. These amounts primarily represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 8.1 percent in 2021 and 2020.

Long-Term Debt

Long-term debt consisted of a secured term loan (“Term Loan B”) and two unsecured public notes (“Public Notes”). The Term Loan B has a principal amount of $1,001.2 million and bears a floating interest rate at LIBOR plus 2.00 percent (2.09 percent at November 27, 2021) and matures in fiscal year 2024. The 10-year Public Notes have a principal amount of $300.0 million, bear fixed interest at 4.00 percent and mature in 2027. We are subject to a par call of 1.00 percent except within three months of the maturity date. The 8-year Public Notes have a principal amount of $300.0 million, bear fixed interest at 4.25 percent and mature in 2028. We are subject to a par call plus 50 percent of coupon in year 4, plus 25 percent of coupon in year 5 and at par thereafter.  We currently have no intention to prepay the Public Notes. Additional details on the Public Notes and the Term Loan B Credit Agreement can be found in Form 8-K dated February 9, 2017, Form 8-K dated October 20, 2017 and Form 8-K dated October 20, 2020, respectively. Interest payable on our long-term debt totaled $3.4 million as of November 27, 2021.

We executed interest rate swap agreements for the purpose of obtaining a fixed interest rate on $800.0 million of the $2,150.0 million Term Loan B. We have designated forecasted interest payments resulting from the variability of 1-month LIBOR in relation to $800.0 million of the Term Loan B as the hedged item in cash flow hedges. The combined fair value of the interest rate swaps in total was a liability of $12.3 million at November 27, 2021 and was included in other liabilities in the Consolidated Balance Sheets. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $800.0 million variable rate Term Loan B are compared with the change in the fair value of the swaps.

We entered into interest rate swap agreements to convert our $300.0 million Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. We entered into interest rate swap agreements to convert $150.0 million of our $300.0 million Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. See Note 7 to the Consolidated Financial Statements for further discussion on the issuance of our Public Notes. The swaps were designated for hedge accounting treatment as fair value hedges. We applied the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our fixed rate Public Notes are compared with the change in the fair value of the swaps. On May 1, 2020, we terminated the swap agreement. Upon termination, we received $15.8 million in cash. The remaining swap liability will be accounted for as a discount on long-term debt and will be amortized to interest expense over the remaining life of the Public Notes of seven years.

Lines of Credit

We have a revolving credit agreement with a consortium of financial institutions at November 27, 2021. This credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions, and for general corporate purposes up to a maximum of $400.0 million. Interest on the revolving credit facility is payable at LIBOR plus 1.50 percent (1.59 percent at November 27, 2021). A facility fee of 0.25 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rate and the facility fee are based on a leverage grid. The credit facility expires on July 22, 2024. As of November 27, 2021, our lines of credit were undrawn. Additional details on the revolving credit agreement can be found in Form 8-K dated October 20, 2020. For further information related to debt outstanding and debt capacity, see Note 7 to the Consolidated Financial Statements.

Uncertainty relating to the LIBOR phase out at the end of 2021 may adversely impact the value of, and our obligations under, our Term Loan B, Public Notes and revolving credit facility. See the applicable discussion under Item 1A. Risk Factors.

Goodwill and Other Intangible Assets

As of November 27, 2021, goodwill totaled $1,298.8 million (30.4 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $687.1 million (16.1 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment at November 27, 2021 are as follows:

	2021

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$325.4	$662.0	$311.4	$1,298.8
Purchased technology and patents	7.0	36.4	10.2	53.6
Customer relationships	108.0	253.9	235.6	597.5
Tradenames	4.6	16.5	8.7	29.8
Other finite-lived intangible assets	2.3	0.2	3.2	5.7
Indefinite-lived intangible assets	-	0.5	-	0.5

	2020

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$332.9	$667.9	$311.2	$1,312.0
Purchased technology and patents	9.1	40.2	11.2	60.5
Customer relationships	120.0	276.7	257.7	654.4
Tradenames	5.3	18.7	9.9	33.9
Other finite-lived intangible assets	2.8	0.3	3.5	6.6
Indefinite-lived intangible assets	-	0.5	-	0.5

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivables days sales outstanding (DSO), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	November 27,	November 28,
	2021	2020
Net working capital as a percentage of annualized net revenue[1]	15.7%	16.8%
Trade receivables DSO (in days)[2]	62	60
Inventory days on hand (in days)[3]	65	55
Free cash flow after dividends[4]	$82.3	$210.8
Debt capitalization ratio[5]	50.2%	56.1%

1 Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter, multiplied by 4).

2 Trade receivables net of allowance for doubtful accounts multiplied by 91 (13 weeks) and divided by the net revenue for the quarter.

3 Total inventory multiplied by 91 and divided by cost of sales (excluding delivery costs) for the quarter.

4 Net cash provided by operating activities less purchased property, plant and equipment and dividends paid. See reconciliation to net cash provided by operating activities to free cash flow after dividends below.

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

Reconciliation of “Net cash provided by operating activities” to "Free cash flow after dividends"

($ in millions)	2021	2020
Net cash provided by operating activities	$213.3	$331.6
Less: Purchased property, plant and equipment	96.1	87.3
Less: Dividends paid	34.9	33.5
Free cash flow after dividends	$82.3	$210.8

Summary of Cash Flows

Cash Flows from Operating Activities

($ in millions)	2021	2020
Net cash provided by operating activities	$213.3	$331.6

Net income including non-controlling interest was $161.5 million in 2021 and $123.8 million in 2020. Depreciation and amortization expense totaled $143.2 million in 2021 compared to $138.8 million in 2020. Depreciation and amortization expense in  2021 and 2020 reflect assets acquired in our business acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $83.9 million and a source of cash of $24.0 million in 2021 and 2020, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $124.8 million use of cash in 2021 compared to a $14.8 million use of cash in 2020. The higher use of cash in 2021 compared to 2020 was related to higher net revenue compared to the prior year. The DSO was 62 days at November 27, 2021 and 60 days at November 28, 2020.

●

Inventory – Changes in inventory resulted in a $135.4 million use of cash in 2021 compared to a $15.7 million source of cash in 2020. The use of cash in 2021 compared to the source of cash in  2020 was due to increasing inventory levels and higher raw materials costs in 2021 compared to 2020. Inventory days on hand were 65 days at the end of 2021 compared to 55 days at the end of 2020.

●

Trade Payables – Changes in trade payables resulted in a $176.3 million and $23.1 million source of cash in 2021and 2020, respectively. The increase in the source of cash was primarily related to the timing of payments and extension of payment terms globally.

Contributions to our pension and other postretirement benefit plans were $3.8 million and $5.5 million in 2021 and 2020, respectively. Income taxes payable resulted in a $4.1 million use of cash and a $5.5 million source of cash in 2021 and 2020, respectively. Other assets resulted in a $79.1 million use of cash and a $38.4 million source of cash in 2021 and 2020, respectively. The use of cash in 2021 is primarily driven by an increase in pension and post-retirement assets related to year-end pension valuation and an increase in derivative assets. Accrued compensation was a $27.7 million source of cash compared to a $2.6 million source of cash in 2021 and 2020, respectively, relating to higher accruals for our employee incentive plans. Other operating activity was a $108.6 million source of cash in 2021 and a $15.7 million use of cash in 2020. Other operating activity in 2021 includes equity adjustments of approximately $55.0 million related to year-end pension valuations.

Cash Flows Used In Investing Activities

($ in millions)	2021	2020
Net cash used in investing activities	$(94.7)	$(109.5)

Purchases of property, plant and equipment were $96.1 million in 2021 compared to $87.3 million in 2020. The higher purchases in 2021 reflect the timing of capital projects and expenditures related to growth initiatives. Proceeds from the sale of property, plant and equipment were $3.0 million in 2021 compared to $1.5 million in 2020.

In 2021, we acquired STR Holdings, Inc. for $5.4 million. In 2020, we acquired D.H.M Adhesives, Inc. for $9.5 million and also purchased other business assets for $5.6 million. See Note 2 to the Consolidated Financial Statements for further information on acquisitions. In 2021, we received payment of a government grant related to the building of a plant in China of $5.8 million and in 2021 and 2020, we expended cash related to the building of this plant of $1.8 million and $8.6 million, respectively.

Cash Flows Used In Financing Activities

($ in millions)	2021	2020
Net cash used in financing activities	$(154.1)	$(239.2)

In 2021 and 2020, we repaid $156.5 million and $518.0 million of long-term debt, respectively, and in 2020, we issued $300.0 million of unsecured public notes. See Note 7 to the Consolidated Financial Statements for further discussion of debt borrowings and repayments. Cash paid for dividends were $34.9 million and $33.5 million in 2021 and 2020, respectively. Cash generated from the exercise of stock options was $32.3 million and $12.3 million in 2021 and 2020, respectively. Repurchases of common stock related to statutory minimum tax withholding upon vesting of restricted stock were $2.7 million in 2021 compared to $3.4 million in 2020. There were no repurchases from our share repurchase program in 2021 and 2020.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The prepayment for the 2021 measurement period was satisfied through amounts prepaid during 2021. We have estimated the 2022 prepayment to be zero.

We expect 2022 capital expenditures to be between $100.0 million and $110.0 million.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt, net of interest rate swap derivatives as of November 27, 2021, would have resulted in a change in net income of approximately $0.1 million or $0.0 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results and financial condition are subject to both currency translation and currency transaction risk. Approximately 57 percent of net revenue was generated outside of the United States in 2021. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on 2021 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $9.4 million or $0.17 per diluted share. Based on 2021 financial results and foreign currency balance sheet positions as of November 27, 2021, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $15.8 million or $0.29 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2021 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $13.2 million or $0.24 per diluted share.

See Item 1A. Risk Factors for a discussion of the effects of the COVID-19 pandemic on raw material cost and availability.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (the Company) as of November 27, 2021 and November 28, 2020, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the two years ended November 27, 2021 and November 28, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 27, 2021 and November 28, 2020, and the results of its operations and its cash flows for each of the two years ended November 27, 2021 and November 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 27, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill for the Construction Adhesives reporting unit

Description of the Matter

At November 27, 2021, the Company had goodwill of approximately $311 million related to the Construction Adhesive reporting unit. As discussed in Notes 1 and 5 of the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis as of the beginning of the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

January 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on Internal Control Over Financial Reporting

We have audited H.B. Fuller Company and subsidiaries’ internal control over financial reporting as of November 27, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, H.B. Fuller Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 27, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 27, 2021 and November 28, 2020, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the two years ended November 27, 2021 and November 28, 2020, and the related notes and our report dated January 25, 2022 expressed an unqualified opinion thereon.

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

January 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

H.B. Fuller Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, total equity, and cash flows of H.B. Fuller Company and subsidiaries (the Company), for the fiscal year ended November 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the fiscal year ended November 30, 2019, in conformity with U.S. generally accepted accounting principles.

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

Minneapolis, Minnesota
January 24, 2020, except for Note 15, as to which the date is June 29, 2021

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 27,	November 28,	November 30,
	2021	2020	2019
Net revenue	$3,278,031	$2,790,269	$2,897,000
Cost of sales	(2,432,709)	(2,033,620)	(2,090,078)
Gross profit	845,322	756,649	806,922
Selling, general and administrative expenses	(592,710)	(538,332)	(580,928)
Other income, net	32,855	15,398	37,943
Interest expense	(78,092)	(86,776)	(103,287)
Interest income	9,476	11,417	12,178
Income before income taxes and income from equity method investments	216,851	158,356	172,828
Income tax expense	(63,033)	(41,921)	(49,408)
Income from equity method investments	7,657	7,353	7,424
Net income including non-controlling interest	161,475	123,788	130,844
Net income attributable to non-controlling interest	(82)	(69)	(27)
Net income attributable to H.B. Fuller	$161,393	$123,719	$130,817

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$3.05	$2.38	$2.57
Diluted	$2.97	$2.36	$2.52

Weighted-average common shares outstanding:
Basic	52,887	52,039	50,920
Diluted	54,315	52,520	51,983

Dividends declared per common share	$0.665	$0.648	$0.635

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 27,	November 28,	November 30,
	2021	2020	2019
Net income including non-controlling interest	$161,475	$123,788	$130,844
Other comprehensive income (loss)
Foreign currency translation	(26,294)	41,742	(20,395)
Defined benefit pension plans adjustment, net of tax	48,181	4,588	(21,828)
Interest rate swaps, net of tax	15,179	(11,765)	(35,031)
Cash-flow hedges, net of tax	(4,486)	6,206	13,820
Other comprehensive income (loss)	32,580	40,771	(63,434)
Comprehensive income	194,055	164,559	67,410
Less: Comprehensive income attributable to non-controlling interest	50	99	41
Comprehensive income attributable to H.B. Fuller	$194,005	$164,460	$67,369

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 27,	November 28,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$61,786	$100,534
Trade receivables, net	614,645	514,916
Inventories	448,404	323,213
Other current assets	96,335	81,113
Total current assets	1,221,170	1,019,776

Property, plant and equipment, net	695,367	670,744
Goodwill	1,298,845	1,312,003
Other intangibles, net	687,075	755,968
Other assets	372,073	278,213
Total assets	$4,274,530	$4,036,704

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$24,983	$16,925
Current maturities of long-term debt	-	-
Trade payables	500,321	316,460
Accrued compensation	109,542	83,598
Income taxes payable	15,943	29,173
Other accrued expenses	86,061	83,976
Total current liabilities	736,850	530,132

Long-term debt, net of current maturities	1,591,479	1,756,985
Accrued pension liabilities	71,651	88,806
Other liabilities	277,190	278,919
Total liabilities	2,677,170	2,654,842

Commitments and contingencies (Note 14)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 52,777,753 and 51,906,663 for 2021 and 2020, respectively	52,778	51,907
Additional paid-in capital	213,637	157,867
Retained earnings	1,600,601	1,474,406
Accumulated other comprehensive loss	(270,247)	(302,859)
Total H.B. Fuller stockholders' equity	1,596,769	1,381,321
Non-controlling interest	591	541
Total equity	1,597,360	1,381,862
Total liabilities, non-controlling interest and total equity	$4,274,530	$4,036,704

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other	Non-
	Common	Paid-in	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance at December 1, 2018, as previously reported	$50,733	$95,940	$1,285,246	$(280,152)	$401	$1,152,168
Change in accounting principles	-	-	1,043	-	-	1,043
Balance at December 1, 2018, as adjusted	$50,733	$95,940	$1,286,289	$(280,152)	$401	$1,153,211
Comprehensive income (loss)	-	-	130,817	(63,448)	41	67,410
Dividends	-	-	(32,695)	-	-	(32,695)
Stock option exercises	373	10,506	-	-	-	10,879
Share-based compensation plans other, net	200	26,810	-	-	-	27,010
Repurchases of common stock	(65)	(2,961)	-	-	-	(3,026)
Balance at November 30, 2019	$51,241	$130,295	$1,384,411	$(343,600)	$442	$1,222,789
Comprehensive income (loss)	-	-	123,719	40,741	99	164,559
Dividends	-	-	(33,724)	-	-	(33,724)
Stock option exercises	397	11,924	-	-	-	12,321
Share-based compensation plans other, net	341	19,008	-	-	-	19,349
Repurchases of common stock	(72)	(3,360)	-	-	-	(3,432)
Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income	-	-	161,393	32,612	50	194,055
Dividends	-	-	(35,198)	-	-	(35,198)
Stock option exercises	741	31,584	-	-	-	32,325
Share-based compensation plans other, net	181	26,817	-	-	-	26,998
Repurchases of common stock	(51)	(2,631)	-	-	-	(2,682)
Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360

CONSOLIDATED STATEMENTS of CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 27,	November 28,	November 30,
	2021	2020	2019
Cash flows from operating activities:
Net income including non-controlling interest	$161,475	$123,788	$130,844
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	72,106	68,226	67,115
Amortization	71,068	70,591	74,091
Deferred income taxes	16,192	(24,730)	(29,028)
Income from equity method investments, net of dividends received	2,776	375	(39)
Loss (gain) on sale of assets	648	86	(24,104)
Share-based compensation	22,366	16,914	24,003
Pension and other postretirement benefit plan contributions	(3,840)	(5,479)	(8,063)
Pension and other postretirement benefit plan income	(28,662)	(14,763)	(11,300)
Mark to market adjustment related to contingent consideration liabilities	2,300	800	-
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(124,849)	(14,842)	(25,632)
Inventories	(135,351)	15,708	19,584
Other assets	(79,097)	38,412	(18,316)
Trade payables	176,337	23,130	11,553
Accrued compensation	27,741	2,588	1,342
Other accrued expenses	1,186	16,361	(1,882)
Income taxes payable	(4,137)	5,511	21,043
Other liabilities	(73,508)	24,566	448
Other	108,566	(15,683)	37,518
Net cash provided by operating activities	213,317	331,559	269,177
Cash flows from investing activities:
Purchased property, plant and equipment	(96,089)	(87,288)	(61,982)
Purchased businesses, net of cash acquired	(5,445)	(9,500)	(8,292)
Purchased business assets	-	(5,623)	-
Purchased business remaining equity	-	-	(9,870)
Proceeds from sale of property, plant and equipment	2,896	1,506	11,133
Proceeds from sale of business	-	-	70,293
Cash received from government grant	5,800	-	8,881
Cash outflow related to government grant	(1,822)	(8,555)	(2,758)
Net cash (used in) provided by investing activities	(94,660)	(109,460)	7,405
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	300,000	-
Repayment of long-term debt	(156,500)	(518,000)	(288,600)
Net proceeds from notes payable	9,346	4,128	1,662
Dividends paid	(34,859)	(33,461)	(32,357)
Contingent consideration payment	(1,700)	(767)	(3,610)
Proceeds from stock options exercised	32,325	12,321	10,885
Repurchases of common stock	(2,682)	(3,432)	(3,026)
Net cash used in financing activities	(154,070)	(239,211)	(315,046)
Effect of exchange rate changes on cash and cash equivalents	(3,335)	5,455	(138)
Net change in cash and cash equivalents	(38,748)	(11,657)	(38,602)
Cash and cash equivalents at beginning of year	100,534	112,191	150,793
Cash and cash equivalents at end of year	$61,786	$100,534	$112,191

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$339	$263	$338
Cash paid for interest, net of amount capitalized of $905, $565, and $416 for the years ended November 27, 2021, November 28, 2020 and November 30, 2019, respectively	$62,753	$69,452	$107,088
Cash paid for income taxes, net of refunds	$72,955	$49,986	$37,232

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

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. In 2021, as a percentage of total net revenue by operating segment, Hygiene, Health and Consumable Adhesives accounted for 45 percent, Engineering Adhesives 42 percent and Construction Adhesives 13 percent.

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

Our Engineering Adhesives operating segment produces and supplies high performance industrial adhesives such as reactive, light cure, two-part liquids, polyurethane, silicone, film and fast cure products to the durable assembly (appliances and filters), performance wood (windows, doors and wood flooring) and textile (footwear and sportswear), transportation, electronics, medical, clean energy, aerospace and defense, appliance, heavy machinery and insulating glass markets.

Our Construction Adhesives operating segment includes products used for tile setting (adhesives, grouts, mortars, sealers and levelers), the commercial roofing industry (pressure-sensitive adhesives, tapes and sealants) and heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings and block fillers). This operating segment also includes caulks and sealants for the consumer market and professional trade, sold through retailers, primarily in Australia.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2021, 2020 and 2019, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of  November 27, 2021, November 28, 2020, and November 30, 2019 for Sekisui-Fuller Company, Ltd. is not required.

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were  November 27, 2021, November 28, 2020, and November 30, 2019 for 2021, 2020 and 2019, respectively.

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

Provisions for sales returns are estimated based on historical experience and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with ASC 606. Customer incentives recorded in the Consolidated Statements of Income as a reduction of net revenue were $33,441, $34,860 and $22,795 in 2021, 2020 and 2019, respectively.

For certain products, consigned inventory is maintained at customer locations. For this inventory, revenue is recognized in the period that the inventory is consumed. Sales to distributors require a distribution agreement or purchase order. As a normal practice, distributors do not have a right of return.

Cost of Sales

Cost of sales includes raw materials, container costs, direct labor, manufacturing overhead, freight costs and other less significant indirect costs related to the production of our products.

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

The calculation of the fair value of the tangible assets, including property, plant and equipment, utilizes the cost approach, which computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The calculation of the fair value of the identified intangible assets is determined using cash flow models following the income approach or a discounted market-based methodology approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price.

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

Restrictions on Cash

There were no restrictions on cash as of November 27, 2021 or November 28, 2020. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

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

Investments

Investments with a value of $9,584 and $9,006 represent the cash surrender value of life insurance contracts as of November 27, 2021 and November 28, 2020, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of selling, general and administrative expenses.

Equity Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the measurement alternative at cost less impairment plus or minus observable price changes in orderly transactions. We have a policy in place to review our investments at least annually, to evaluate the accounting method and identify observable price changes that could indicate impairment. If we believe that an impairment exists, it is our policy to calculate the fair value of the investment and recognize as impairment any amount by which the carrying value exceeds the fair value of the investment. We did not have any impairment of our equity investments for the years ended November 27, 2021, November 28, 2020, and November 30, 2019. The book value of the equity investments was $1,667 as of  November 27, 2021 and $1,669 as of November 28, 2020.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income, net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $905, $565 and $416 were capitalized in 2021, 2020 and 2019, respectively.

Goodwill

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, an impairment charge is recorded for any excess of the carrying value over the estimated fair value. Based on the analysis performed for our fiscal 2021 annual impairment test, there were no indications of impairment for any of our reporting units. See Note 5 for further information.

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

Asset Retirement Obligations

We recognize asset retirement obligations ("ARO") in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $2,917 and $2,948 at November 27, 2021 and November 28, 2020, respectively.

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

(in thousands, except per share data)	2021	2020	2019
Net income attributable to H.B. Fuller	$161,393	$123,719	$130,817

Weighted-average common shares – basic	52,887	52,039	50,920
Equivalent shares from share-based compensation plans	1,428	481	1,063
Weighted-average common and common equivalent shares – diluted	54,315	52,520	51,983

Basic earnings per share	$3.05	$2.38	$2.57
Diluted earnings per share	$2.97	$2.36	$2.52

Share-based compensation awards for 1,535,503, 3,982,275 and 2,951,697 shares for 2021, 2020 and 2019, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 47,481, 72,000 and 73,043 shares of common stock in 2021, 2020 and 2019, respectively, in connection with the statutory minimum tax withholding related to vesting of restricted stock.

Change in Accounting Principle - Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The FASB also issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in November 2018, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments, in April 2019 and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments, in November 2019. ASU No. 2018-19 clarifies that receivables arising from operating leases are within the scope of Topic 842, Leases. ASU No. 2019-04 and ASU No. 2019-11 clarify various scoping and other issues arising from ASU No. 2016-13. The amendments in these ASUs affect the guidance in ASU No. 2016-13 and are effective in the same timeframe as ASU No. 2016-13. We adopted these ASUs and related standards during the first quarter ended February 27, 2021. Based on the conducted analyses on the change in accounting principle, the ASUs did not have a material impact on the Consolidated Statements of Income or the Consolidated Balance Sheets. Therefore, a modified retrospective adjustment was not required. The trade receivables and allowances significant accounting policy has been changed in accordance with these ASUs.

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

New Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605. Our effective date for adoption of this ASU is our fiscal year beginning December 4, 2022 with early adoption permitted. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and determined it will not have a material impact.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the company.

Note 2: Acquisitions

STR Holdings, Inc.

On January 13, 2021, we acquired certain assets of STR Holdings, Inc. ("STR") for a base purchase price of $5,445 which was funded through existing cash. The agreement requires us to pay an additional $800 on the first anniversary of the acquisition and contingent consideration of up to $1,700 based on certain agreement provisions. STR, headquartered in Enfield, Connecticut, is a manufacturer of encapsulant products used in the solar industry. The acquisition fair value measurement, which includes intangible assets of $6,700 and other net assets of $1,245, was final as of November 27, 2021. As of November 27, 2021, the agreement provisions for the contingent consideration were met, and as a result, the $1,700 was paid. See Note 13 for the fair value and payment of this contingent consideration. We recorded no goodwill in our accounting for this acquisition. STR is reported in our Engineering Adhesives ("EA") operating segment. The STR acquisition does not represent a material business combination and therefore pro forma financial information is not provided.

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

Note 3: Restructuring Actions

The company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions related to the reorganization of our business into three segments, the integration of the operations of Royal Adhesives with the operations of the company and other actions to optimize operations. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	November 27, 2021	November 28, 2020	November 30, 2019
Cost of sales	$(188)	$1,013	$2,082
Selling, general and administrative	975	3,567	12,453
	$787	$4,580	$14,535

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-
	Related	Other	Total
Balance at end November 30, 2019	$9,830	$924	$10,754
Expense incurred	2,898	1,681	4,579
Cash payments	(7,051)	(2,357)	(9,408)
Foreign currency translation	157	-	157
Balance at end November 28, 2020	$5,834	$248	$6,082
Expense incurred	(807)	1,594	787
Non-cash charges	-	(135)	(135)
Cash payments	(3,917)	(1,707)	(5,624)
Foreign currency translation	(15)	-	(15)
Balance at end November 27, 2021	$1,095	$-	$1,095

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Foreign currency transaction losses, net	$(5,962)	$(3,078)	$(1,156)
(Loss) gain on disposal of assets	(648)	(86)	24,304
Net periodic pension benefit	32,070	17,902	13,661
Other, net	7,395	660	1,134
Total other income, net	$32,855	$15,398	$37,943

Research and development expenses (included in SG&A expenses)	$39,344	$36,969	$36,624

Balance Sheet Information

Additional details of balance sheet amounts as of  November 27, 2021 and November 28, 2020 are as follows:

	2021	2020
Inventories
Raw materials	$226,723	$151,026
Finished goods	221,681	172,187
Total inventories	$448,404	$323,213

Other current assets
Other receivables	$28,874	$18,666
Prepaid income taxes	13,359	22,137
Prepaid taxes other than income taxes	26,929	20,270
Prepaid expenses	25,889	19,212
Assets held for sale	1,284	828
Total other current assets	$96,335	$81,113

Property, plant and equipment
Land	$84,492	$87,403
Buildings and improvements	395,849	393,175
Machinery and equipment	915,914	876,858
Construction in progress	104,734	70,747
Total, at cost	1,500,989	1,428,183
Accumulated depreciation	(805,622)	(757,439)
Net property, plant and equipment	$695,367	$670,744

Other assets
Investments and company owned life insurance	$9,584	$9,006
Equity method investments	49,333	53,863
Equity investments	1,667	1,669
Long-term deferred income taxes	37,116	37,376
Prepaid pension costs	90,946	43,206
Postretirement other than pension asset	107,323	73,137
Operating lease right-of-use assets	32,744	28,445
Other long-term receivables	23,661	16,760
Other long-term assets	19,699	14,751
Total other assets	$372,073	$278,213

Other accrued expenses
Taxes other than income taxes	$14,280	$16,893
Miscellaneous services	5,626	5,691
Customer rebates	20,743	15,008
Interest	2,964	4,901
Insurance	329	184
Product liability	432	501
Contingent consideration liability	8,100	5,800
Current operating lease liabilities	8,921	8,706
Accrued expenses	24,666	26,292
Total other accrued expenses	$86,061	$83,976

Other liabilities
Asset retirement obligations	$2,917	$2,948
Long-term deferred income taxes	179,401	165,877
Long-term income tax liability	14,364	18,089
Long-term deferred compensation	9,665	8,510
Postretirement other than pension	2,657	2,930
Noncurrent operating lease liabilities	24,061	19,498
Long-term accrued payroll tax	4,215	7,216
Environmental liabilities	3,521	3,639
Other long-term liabilities	36,389	50,212
Total other liabilities	$277,190	$278,919

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance at beginning of year	$12,905	$10,682	$14,017
Charged to expenses and other adjustments	(546)	8,313	2,678
Write-offs	(2,278)	(6,158)	(5,947)
Foreign currency translation effect	(146)	68	(66)
Balance at end of year	$9,935	$12,905	$10,682

Statement of Comprehensive Income Information

The following tables provides details of total comprehensive income (loss):

	November 27, 2021
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$161,393	$82
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(26,262)	-	(26,262)	(32)
Defined benefit pension plans adjustment[2]	64,912	(16,731)	48,181	-
Interest rate swap[3]	20,109	(4,930)	15,179	-
Other cash flow hedges[3]	(4,554)	68	(4,486)	-
Other comprehensive income (loss)	$54,205	$(21,593)	32,612	(32)
Comprehensive income			$194,005	$50

	November 28, 2020
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$123,719	$69
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$41,712	-	41,712	30
Defined benefit pension plans adjustment[2]	5,823	(1,235)	4,588	-
Interest rate swap[3]	(15,618)	3,853	(11,765)	-
Other cash flow hedges[3]	6,307	(101)	6,206	-
Other comprehensive income	$38,224	$2,517	40,741	30
Comprehensive income			$164,460	$99

	November 30, 2019
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$130,817	$27
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(20,409)	-	(20,409)	14
Defined benefit pension plans adjustment[2]	(28,635)	6,807	(21,828)	-
Interest rate swap[3]	(46,254)	11,223	(35,031)	-
Other cash flow hedges[3]	14,429	(609)	13,820	-
Other comprehensive (loss) income	$(80,869)	$17,421	(63,448)	14
Comprehensive income			$67,369	$41

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

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) are as follows:

	November 27, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(132,370)	$(132,267)	$(103)
Interest rate swap, net of taxes of $3,224	(9,924)	(9,924)	-
Cash flow hedges, net of taxes of ($53)	3,483	3,483	-
Defined benefit pension plans adjustment, net of taxes of $63,925	(113,198)	(113,198)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(270,350)	$(270,247)	$(103)

	November 28, 2020
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(106,140)	$(106,005)	$(135)
Interest rate swap, net of taxes of $8,153	(25,103)	(25,103)	-
Cash flow hedges, net of taxes of ($121)	7,969	7,969	-
Defined benefit pension plans adjustment, net of taxes of $80,656	(161,379)	(161,379)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(302,994)	$(302,859)	$(135)

	November 30, 2019
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(147,821)	$(147,716)	$(105)
Interest rate swap, net of taxes of ($4,300)	(13,338)	(13,338)	-
Cash flow hedges, net of taxes of $21	1,763	1,763	-
Defined benefit pension plans adjustment, net of taxes of $81,891	(165,968)	(165,968)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(343,705)	$(343,600)	$(105)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment as of  November 27, 2021 and November 28, 2020 consisted of the following:

	2021	2020
Hygiene, Health and Consumable Adhesives	$325,470	$332,909
Engineering Adhesives	662,021	667,863
Construction Adhesives	311,354	311,231
Total	$1,298,845	$1,312,003

Additional details related to goodwill for 2021 and 2020 are as follows:

	2021	2020
Balance at beginning of year	$1,312,003	$1,281,808
Ramapo acquisition	-	(746)
D.H.M acquisition	-	1,063
Foreign currency translation effect	(13,158)	29,878
Balance at end of year	$1,298,845	$1,312,003

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using DCF analyses. Determining fair value requires the company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Based on the analysis performed during the fourth quarter of 2021, there were no indications of impairment for any of our reporting units.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Tradename	All Other	Total
As of November 27, 2021
Original cost	$115,980	$932,644	$63,543	$11,343	$1,123,510
Accumulated amortization	(62,364)	(335,143)	(33,786)	(5,635)	(436,928)
Net identifiable intangibles	$53,616	$597,501	$29,757	$5,708	$686,582
Weighted-average useful lives (in years)	13	17	14	12	17
As of November 28, 2020
Original cost	$113,775	$933,943	$63,266	$11,410	$1,122,394
Accumulated amortization	(53,216)	(279,586)	(29,368)	(4,775)	$(366,945)
Net identifiable intangibles	$60,559	$654,357	$33,898	$6,635	$755,449
Weighted-average useful lives (in years)	13	17	14	12	17

Amortization expense with respect to amortizable intangible assets was $71,068, $70,591 and $74,091 in 2021, 2020 and 2019, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2022	2023	2024	2025	2026	Thereafter
Amortization Expense	$68,879	$66,056	$61,146	$58,578	$51,773	$380,150

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  November 27, 2021 and November 28, 2020 were $493 and $519, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2021 compared to 2020 was due to changes in foreign currency exchange rates.

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

As a lessee, the company leases office, manufacturing and warehouse space, and equipment. Certain lease agreements include rental payments adjusted annually based on changes in an inflation index. Our leases do not contain material residual value guarantees or material restrictive covenants. Lease expense is recognized on a straight-line basis over the lease term. We determine if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used.

Operating lease and finance lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the company’s incremental borrowing rate. We determine the incremental borrowing rate for each lease based primarily on its lease term and the economic environment of the applicable country or region.

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

The components of lease expense are as follows:

	November 27, 2021	November 28, 2020
Operating lease cost	$11,958	$12,581
Finance lease cost:
Amortization of assets[1]	673
Interest on lease liabilities[1]	110
Variable lease cost	5,990	4,024
Total net lease cost	$18,731	$16,605

1 In 2020, finance leases were not material for disclosure.

Supplemental balance sheet information related to leases is as follows:

	Location on
	Balance Sheet	November 27, 2021	November 28, 2020
Operating leases:
Operating lease right-of-use assets	Other assets	$32,744	$28,445
Current operating lease liabilities	Other accrued expenses	8,921	8,706
Noncurrent operating lease liabilities	Other liabilities	24,061	19,498
Total operating lease liabilities		$32,982	$28,204

Finance leases:
Equipment right-of-use assets[1]	Property, plant and equipment	$9,455

Current obligations of finance leases[1]	Other accrued expenses	$1,109
Finance leases, net of current obligations[1]	Other liabilities	7,548
Total finance lease liabilities		$8,657

1 In 2020, finance leases were not material for disclosure.

As of November 27, 2021, the weighted average remaining lease term is 7.2 years and the weighted average discount rate is 3.3% for the company's operating lease agreements. The weighted average remaining lease term is 10.1 years and the weighted average discount rate is 2.9% for the company's finance lease agreements.

Supplemental information related to leases is as follows:

	November 27, 2021	November 28, 2020
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,251	$13,216
Operating cash flows from finance leases[1]	110
Financing cash flows from finance leases[1]	546

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$20,030	$13,166
Finance leases[1]	7,630

1 In 2020, finance leases were not material for disclosure.

Maturities of lease liabilities are as follows:

	November 27, 2021
Fiscal Year	Finance Leases	Operating Leases
2022	$1,352	$9,292
2023	1,254	7,500
2024	1,174	5,313
2025	1,171	4,009
2026	1,165	2,360
2027 and beyond	3,841	7,888
Total	9,957	36,362
Less: amounts representing interest	(1,300)	(3,380)
Present value of future minimum payments	8,657	32,982
Less: current obligations	(1,109)	(8,921)
Noncurrent lease liabilities	$7,548	$24,061

Rent expense for all operating leases, which includes minimum lease payments and other charges such as common area maintenance fees, was $19,618 in 2019.

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

Notes payable were $24,983 and $16,925 at November 27, 2021 and November 28, 2020, respectively. This amount primarily represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 8.1 percent in 2021 and 2020 and 8.9 percent in 2019. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 27, 2021.

Long-Term Debt

	Weighted-Average	Fiscal Year	Balance at	Balance at
	Interest Rate at	Maturity	November 27,	November 28,
Long-Term Debt	November 27, 2021	Date	2021	2020
Revolving credit facility	1.59%	2024	$-	$-
Term Loan B1	3.64%	2024	1,001,150	1,157,650
Public Notes[2]	4.00%	2027	300,000	300,000
Public Notes[3]	4.25%	2028	300,000	300,000
Other, including debt issuance cost and discount			(9,671)	(665)
Total debt			$1,591,479	$1,756,985

Less: current maturities			-	-
Total long-term debt, excluding current maturities			$1,591,479	$1,756,985

1 Term Loan B, due on October 20, 2024, $2,150,000 variable rate at the London Interbank Offered Rate (LIBOR) plus 2.00 percent (2.09 percent at November 27, 2021); $800,000 swapped to various fixed rates as detailed below.

2 Public Notes, due February 15, 2027, $300,000 4.00 percent fixed.

3 Public Notes, due October 15, 2028, $300,000 4.25 percent fixed; swapped to a floating rate as detailed below.

Term Loans

On October 20, 2017, we entered into a secured term loan credit agreement (“Term Loan B Credit Agreement”) with a consortium of financial institutions under which we established a $2,150,000 term loan (“Term Loan B”) that we used to repay existing indebtedness, finance working capital needs, finance acquisitions and for general corporate purposes. The Term Loan B Credit Agreement is secured by a security interest in substantially all of the personal property assets of the company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries together with certain domestic material real property. At November 27, 2021, a balance of $1,001,150 was drawn on the Term Loan B. The interest rate on the Term Loan B is payable at the LIBOR rate plus 2.00 percent (2.09 percent at November 27, 2021). The interest rate is based on a leverage grid. The Term Loan B Credit Agreement expires on October 20, 2024.

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our Term Loan B to a fixed rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income during the second quarter of 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which was amortized down to $800,000 on October 20, 2021, of our Term Loan B to a fixed interest rate of 4.0275%. See Note 12 for further discussion of these interest rate swaps.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The prepayment for the 2021 measurement period was satisfied through amounts prepaid during 2021. We have estimated the 2022 prepayment to be zero.

Public Notes

On February 14, 2017, we issued $300,000 aggregate principal of 10-year unsecured public notes (“10-year Public Notes”) due February 15, 2027 with a fixed coupon of 4.00 percent. Proceeds from this debt issuance were used to repay $138,000 outstanding under the revolving credit facility at that time and prepay $158,750 of our Term Loan A. On February 14, 2017, we entered into an interest rate swap agreement to convert $150,000 of the 10-year Public Notes to a variable interest rate of 1-month LIBOR plus 1.86 percent and on May 1, 2020, we terminated the swap. See Note 12 for further discussion of this interest rate swap.

On October 20, 2020, we issued $300,000 aggregate principal of 8-year unsecured public notes (“8-year Public Notes”) due October 15, 2028 with a fixed coupon of 4.25 percent. Proceeds from this debt issuance were used to prepay $300,000 of our Term Loan B. On February 12, 2021, we entered into interest rate swap agreements to convert our 8-year Public Notes to a variable interest rate of 1-month LIBOR plus 3.28 percent.

The Public Notes are senior unsecured obligations of the company and will rank equally with the company’s other unsecured and unsubordinated debt from time to time outstanding.

Fair Value of Long-Term Debt

Long-term debt had an estimated fair value of $1,618,291 and $1,811,562 as of November 27, 2021 and November 28, 2020, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Long-term Debt Maturities

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	2022	2023	2024	2025	2026	Thereafter
Long-term debt obligations	$-	$-	$1,001,150	$-	$-	$600,000

Revolving Credit Facility

On October 20, 2020, we amended and restated our revolving credit facility. The revolving credit facility is secured along with the Term Loan B Credit Agreement, by a first-priority security interest in substantially all of the personal property assets of the company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries. Interest on the revolving credit facility is payable at the LIBOR plus 1.50 percent (1.59 percent at November 27, 2021). A facility fee of 0.25 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rates and the facility fee are based on a leverage grid. The revolving credit facility matures on July 22, 2024.

As of November 27, 2021, amounts related to our revolving credit facility was as follows:

	Committed	Drawn	Unused
Revolving credit facility	$400,000	$-	$391,286

The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $400,000, less issued letters of credit. At November 27, 2021, letters of credit reduced the available amount under the revolving credit facility by $8,714.

Covenants

The secured Term Loan B Credit Agreement and secured revolving credit facility are subject to certain covenants and restrictions. Restrictive covenants include, but are not limited to, limitations on secured and unsecured borrowings, interest coverage, intercompany transfers and investments, third party investments, dispositions of assets, leases, liens, dividends and distributions, and contains a maximum secured debt to trailing twelve months EBITDA requirement.  Certain covenants become less restrictive after meeting leverage or other financial ratios. In addition, we cannot be a member of any consolidated group as defined for income tax purposes other than with our subsidiaries. At November 27, 2021 and November 28, 2020, all financial covenants were met.

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

Common Stock

There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 52,777,753 and 51,906,663 shares issued and outstanding at November 27, 2021 and November 28, 2020, respectively.

On April 6, 2017, the Board of Directors authorized a share repurchase program of up to $200,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the September 30, 2010 authorization to repurchase shares. We did not repurchase any shares during 2021, 2020 and 2019 under our share repurchase program. Up to $187,170 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2021	2020	2019
Beginning balance	51,906,663	51,241,190	50,732,796
Stock options exercised	740,731	397,456	378,734
Deferred compensation paid	19,895	118,742	5,354
Restricted units vested	157,945	221,275	197,349
Shares withheld for taxes	(47,481)	(72,000)	(73,043)
Ending balance	52,777,753	51,906,663	51,241,190

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

2020 Master Incentive Plan

This plan allows for granting of awards to employees. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; (f) other awards based on our common stock, including shares for amounts employees deferred under the Key Employee Deferred Compensation Plan. There were 2,253,157 common shares available for grant as of November 27, 2021.

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

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2021, 2020 and 2019 were calculated using the following assumptions:

	2021	2020	2019
Expected life (in years)	5.00	5.00	4.75
Weighted-average expected volatility	32.50%	24.32%	24.26%
Expected volatility range	32.48% - 32.94%	24.18% - 30.99%	23.88% - 24.76%
Risk-free interest rate	0.39% - 1.20%	0.21% - 1.51%	1.34% - 2.55%
Weighted-average expected dividend	1.26%	1.38%	1.40%
Expected dividend yield range	0.92% - 1.27%	1.35% - 2.53%	1.25% - 1.45%
Weighted-average fair value of grants	$13.29	$9.63	$9.76

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

Total share-based compensation expense was $22,366, $16,914 and $24,003 for 2021, 2020 and 2019, respectively. All share-based compensation was recorded as SG&A expense.

As of November 27, 2021, $7,510 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 0.9 years. Unrecognized compensation costs related to unvested restricted stock units was $10,205 which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Option Activity

The stock option activity for the years ended  November 27, 2021, November 28, 2020, and November 30, 2019 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 1, 2018	4,466,106	$44.72
Granted	1,020,246	45.53
Exercised	(378,734)	28.74
Forfeited or cancelled	(47,308)	48.90
Outstanding at November 30, 2019	5,060,310	$46.04
Granted	1,052,968	47.70
Exercised	(397,456)	31.00
Forfeited or cancelled	(169,907)	49.11
Outstanding at November 28, 2020	5,545,915	$47.34
Granted	1,237,094	53.33
Exercised	(740,731)	43.64
Forfeited or cancelled	(1,069,886)	56.33
Outstanding at November 27, 2021	4,972,392	$47.45

The fair value of options granted during 2021, 2020 and 2019 was $17,250, $10,132 and $9,956, respectively. Total intrinsic value of options exercised during 2021, 2020 and 2019 was $15,261, $6,563 and $7,590, respectively. For options outstanding at November 27, 2021, the weighted-average remaining contractual life was 6.5 years and the aggregate intrinsic value was $131,515. There were 3,072,786 options exercisable at November 27, 2021, with a weighted-average remaining contractual life of 5.2 years and an aggregate intrinsic value of $85,685. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended  November 27, 2021, November 28, 2020, and November 30, 2019 were $32,325, $12,321 and $10,885, respectively. The company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2021, 2020 and 2019 was $3,874, $1,278 and $1,298, respectively.

Restricted Stock Activity

The nonvested restricted stock activity for the years ended  November 27, 2021, November 28, 2020, and November 30, 2019 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at December 1, 2018	414,353	$47.45	1.0
Granted	302,132	44.29	2.2
Vested	(197,349)	45.45	-
Forfeited	(31,139)	43.37	0.4
Nonvested at November 30, 2019	487,997	$46.56	0.8
Granted	216,293	46.39	3.4
Vested	(221,275)	46.83	-
Forfeited	(50,666)	47.55	0.1
Nonvested at November 28, 2020	432,349	$46.22	0.8
Granted	356,779	54.49	3.2
Vested	(157,945)	48.69	-
Forfeited	(78,818)	47.79	0.8
Nonvested at November 27, 2021	552,365	$50.63	1.9

Total fair value of restricted stock vested during 2021, 2020, and 2019 was $7,691, $10,362 and $8,970, respectively. The total fair value of nonvested restricted stock at  November 27, 2021 was $27,966.

We repurchased 50,799, 70,380 and 73,043 shares during 2021, 2020 and 2019, respectively, in connection with the statutory minimum tax withholding related to vesting of restricted stock. The company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2021, 2020 and 2019 was $1,439, $2,136 and $1,574, respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended  November 27, 2021, November 28, 2020, and November 30, 2019 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 1, 2018	479,787	29,735	509,522
Participant contributions	22,153	11,166	33,319
Company match contributions[1]	23,720	1,117	24,837
Payouts	-	(5,354)	(5,354)
Units outstanding November 30, 2019	525,660	36,664	562,324
Participant contributions	18,008	13,814	31,822
Company match contributions[1]	23,033	1,381	24,414
Payouts	(111,436)	(7,306)	(118,742)
Units outstanding November 28, 2020	455,265	44,553	499,818
Participant contributions	13,036	10,487	23,523
Company match contributions[1]	20,118	1,049	21,167
Payouts	(19,895)	(7,728)	(27,623)
Units outstanding November 27, 2021	468,524	48,361	516,885

1 The non-employee directors’ company match includes 18,814, 21,323 and 21,504 deferred compensation units paid as discretionary awards to all non-employee directors in 2021, 2020 and 2019, respectively.

The fair value of non-employee directors’ company matches for 2021, 2020 and 2019 was $163, $128 and $167, respectively. The fair value of the non-employee directors’ discretionary award was $1,215, $920, $1,035 for 2021, 2020 and 2019, respectively. The fair value of employee company matches was $61, $56 and $41 for 2021, 2020 and 2019, respectively.

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual non-discretionary retirement contribution to the 401(k) plan of 1 percent of pay, that is invested based on the election of the individual participant. The 1 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2021 was $12,488 which included the cost of the 4 percent company match of $8,698 and the additional 1 percent contribution of $3,790. The total contributions to the 401(k) plan were $10,764 and $10,784 in 2020 and 2019, respectively.

All U.S. employees are eligible to receive an annual discretionary non-elective contribution to the 401(k) plan of up to 3 percent based on achieving the company’s earnings per share target. This discretionary contribution is in addition to the contributions described above. A discretionary non-elective contribution of $5,205 was made for 2021 and no such contribution was made for 2020.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $10,494 and $9,819 in 2021 and 2020, respectively, for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plans

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we made significant changes to our U.S. pension plan. The changes included: benefits under the plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants.  The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. During 2020, we amended the U.S. pension plan to add a program for eligible employees to take a lump sum distribution. A total of $6,673 and $10,939 was paid during 2021 and 2020, respectively, as distributions under this program. Other U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of November 27, 2021 and November 28, 2020:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation
Benefit obligation at beginning of year	$388,530	$380,388	$250,561	$234,542	$39,075	$39,256
Service cost	-	-	3,280	2,950	21	73
Interest cost	9,299	11,738	2,941	3,158	822	1,135
Participant contributions	-	-	-	-	365	226
Actuarial (gain)/loss[1]	(9,177)	27,377	(3,630)	4,350	(6,115)	1,327
Other	-	-	-	-	-	-
Curtailments	-	-	-	14	-	-
Settlement payments	(6,673)	(10,939)	996	(273)	-	-
Benefits paid	(20,767)	(20,034)	(8,578)	(8,628)	(2,906)	(2,942)
Foreign currency translation effect	-	-	(7,170)	14,448	-	-
Benefit obligation at end of year	361,212	388,530	238,400	250,561	31,262	39,075

Change in plan assets
Fair value of plan assets at beginning of year	398,403	383,527	202,242	185,331	109,056	94,474
Actual return on plan assets	37,466	44,365	25,204	13,155	28,716	15,673
Employer contributions	1,382	1,677	1,989	2,177	470	1,625
Participant contributions	-	-	-	-	365	226
Other	-	-	996	-	-	-
Settlement payments	(6,673)	(10,939)	-	-	-	-
Benefits paid[2]	(20,767)	(20,227)	(8,578)	(8,628)	(2,906)	(2,942)
Foreign currency translation effect	-	-	(5,230)	10,207	-	-
Fair value of plan assets at end of year	409,811	398,403	216,623	202,242	135,701	109,056
Plan assets in excess of (less than) benefit obligation as of year end	$48,599	$9,873	$(21,776)	$(48,688)	$104,439	$69,981

1 Actuarial loss in 2021 and actuarial loss in 2020 for the U.S. Plans is primarily due to assumption changes. Actuarial loss in 2021 and actuarial loss in 2020 for the Non-U.S. Plans are due to both assumption changes and plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2021	2020	2021	2020	2021	2020
Unrecognized actuarial loss	$129,198	$147,917	$64,782	$87,368	$(30,278)	$(4,318)
Unrecognized prior service (benefit) cost	(3)	(6)	1,390	1,453	-	-
Ending balance	$129,195	$147,911	$66,172	$88,821	$(30,278)	$(4,318)

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2021	2020	2021	2020	2021	2020
Statement of financial position as of fiscal year-end
Non-current assets	$66,157	$30,672	$24,772	$12,534	$107,323	$73,137
Accrued benefit cost
Current liabilities	(1,342)	(1,467)	(1,795)	(1,701)	(227)	(226)
Non-current liabilities	(16,216)	(19,332)	(44,753)	(59,521)	(2,657)	(2,930)
Ending balance	$48,599	$9,873	$(21,776)	$(48,688)	$104,439	$69,981

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $384,124 at  November 27, 2021 and $418,019 at November 28, 2020. The accumulated benefit obligation of the non-U.S. pension plans was $228,713 at  November 27, 2021 and $239,572 at November 28, 2020.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 27, 2021 and November 28, 2020:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Accumulated benefit obligation	$17,558	$26,241	$48,912	$134,472
Fair value of plan assets	-	5,441	11,350	84,239

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 27, 2021 and November 28, 2020:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Projected benefit obligation	$17,558	$26,241	$131,174	$145,461
Fair value of plan assets	-	5,441	$84,626	84,239

Information about the expected cash flows is as follows:

	Pension Benefits		Other
		Non-U.S.	Postretirement
	U.S. Plans	Plans	Benefits
Employer contributions
2022	$-	$34	$-
Expected benefit payments
2022	21,131	8,704	2,982
2023	21,280	7,933	2,851
2024	21,283	8,285	2,730
2025	21,391	8,457	2,607
2026-2031	125,388	54,038	12,948

The components of our net period defined benefit pension and postretirement benefit costs other than service cost are presented as non-operating expenses and service cost is presented in operating expenses.

Components of net periodic benefit cost and other supplemental information for the years ended  November 27, 2021, November 28, 2020, and November 30, 2019 are as follows:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$-	$-	$4	$3,280	$2,950	$2,237	$21	$73	$98
Interest cost	9,299	11,738	14,691	2,941	3,158	4,678	822	1,135	1,550
Expected return on assets	(31,123)	(25,758)	(25,305)	(12,348)	(11,312)	(10,224)	(8,945)	(7,976)	(7,013)
Amortization:
Prior service cost (benefit)	(3)	(3)	13	69	64	64	-	-	-
Actuarial loss	3,198	7,195	4,677	4,053	3,829	3,114	73	62	33
Curtailment loss	-	-	-	-	14	83	-	-	-
Settlement charge	-	-	-	-	67	-	-	-	-
Net periodic (benefit) cost	$(18,629)	$(6,828)	$(5,920)	$(2,005)	$(1,230)	$(48)	$(8,029)	$(6,706)	$(5,332)

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.75%	2.50%	3.17%	1.27%	1.16%	1.35%	2.51%	2.19%	3.00%
Rate of compensation increase[1]	0.00%	4.50%	4.50%	1.48%	1.74%	1.71%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.50%	3.17%	4.50%	1.19%	1.34%	2.30%	2.19%	3.00%	4.37%
Expected return on plan assets	7.24%	7.49%	7.49%	6.15%	6.23%	6.21%	8.25%	8.50%	8.50%
Rate of compensation increase[1]	0.00%	4.50%	4.50%	1.67%	1.74%	1.71%	0.00%	N/A	N/A

1 Under the U.S. pension plan, the compensation amount was locked-in as of May 31, 2011 and thus the benefit no longer includes compensation increases. The 4.50 percent rate for 2020 and 2019 is for the supplemental executive retirement plan only; for 2021, there is no compensation increase as subsequent to November 27, 2021, there were no active employees in the supplemental executive retirement plan.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 2.76 percent at November 27, 2021, 2.53 percent at  November 28, 2020 and 3.19 percent at November 30, 2019. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at  November 27, 2021 would impact U.S. pension and other postretirement plan (income) expense by approximately $63 (pre-tax) in fiscal 2021. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

For the U.S. pension plan, we adopted the Adjusted Pri-2012 base mortality table projected generationally using scale MP-2021.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.25 percent in 2021 and 7.50 percent in 2020 and 2019. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 60 percent equities and 40 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2021, the expected long-term rate of return on the target equities allocation was 8.00 percent and the expected long-term rate of return on the target fixed-income allocation was 3.90 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,728 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 6.15 percent in 2021 compared to 6.23 percent in 2020 and 6.21 percent in 2019. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 6.75 percent and the expected long-term rate of return on plan assets for Germany was 5.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2021	2020	2019
Health care cost trend rate assumed for next year	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	0.25%
Fiscal year that the rate reaches the ultimate trend rate	2028	2028	2028

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2021 and 2020 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
		Percentage of			Percentage of			Percentage of
		Plan Assets at			Plan Assets at			Plan Assets at
	Target	Year-End		Target	Year-End		Target	Year-End
Asset Category	2021	2021	2020	2021	2021	2020	2021	2021	2020
Equities	60.0%	57.7%	55.4%	21.2%	21.3%	48.8%	0.0%	0.0%	0.0%
Fixed income	40.0%	40.1%	36.2%	77.3%	67.0%	51.0%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	99.8%	99.4%
Cash[1]	0.0%	2.2%	8.4%	1.5%	11.7%	0.2%	0.0%	0.2%	0.6%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

1 Negative cash for 2020 represents unsettled pending trades within an investment that are classified in cash and cash equivalents until settled.

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2021 and 2020. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2021, we maintained our assets within the allowed ranges of the target asset allocation mix of 60 percent equities and 40 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2021, we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2021.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2021 and 2020. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	November 27, 2021
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$236,557	$-	$236,557
Fixed income	-	164,133	186	164,319
Cash	8,935	-	-	8,935
Total categorized in the fair value hierarchy	$8,935	$400,690	$186	$409,811

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$35,117	$-	$-	$35,117
Fixed income	48,243	5,285	749	54,277
Cash	4,399	-	-	4,399
Total categorized in the fair value hierarchy	87,759	5,285	749	93,793
Other investments measured at NAV[1]				122,830
Total	$87,759	$5,285	$749	$216,623

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$135,484	$135,484
Cash	217	-	-	217
Total	$217	$-	$135,484	$135,701

	November 28, 2020
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$3,421	$217,151	$-	$220,572
Fixed income	1,524	142,317	205	144,046
Cash	33,391	-	-	33,391
Total categorized in the fair value hierarchy	38,336	359,468	205	398,009
Other investments measured at NAV[1]				394
Total	$38,336	$359,468	$205	$398,403

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$33,478	$1,368	$-	$34,846
Fixed income	49,813	7,182	770	57,765
Cash	352	-	-	352
Total categorized in the fair value hierarchy	83,643	8,550	770	92,963
Other investments measured at NAV[1]				109,279
Total	$83,643	$8,550	$770	$202,242

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$108,406	$108,406
Cash	650	-	-	650
Total	$650	$-	$108,406	$109,056

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

2 Negative cash for 2020 represents unsettled pending trades within an investment that are classified in cash and cash equivalents until settled.

The definitions of fair values of our pension and other postretirement benefit plan assets at  November 27, 2021 and November 28, 2020 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the years ended November 27, 2021 and November 28, 2020:

	Fixed Income
U.S. Pension Plans	2021	2020
Level 3 balance at beginning of year	$205	$219
Purchases, sales, issuances and settlements, net	(19)	(14)
Level 3 balance at end of year	$186	$205

	Fixed Income
Non-U.S. Pension Plans	2021	2020
Level 3 balance at beginning of year	$770	$675
Net transfers into / (out of) level 3	64	43
Net gains	(43)	(8)
Currency change effect	(42)	60
Level 3 balance at end of year	$749	$770

	Insurance
Other Postretirement Benefits	2021	2020
Level 3 balance at beginning of year	$108,406	$94,082
Net transfers into / (out of) level 3	(1,658)	(831)
Purchases, sales, issuances and settlements, net	(1,093)	(822)
Net gains	29,829	15,977
Level 3 balance at end of year	$135,484	$108,406

Note 11: Income Taxes

Income before income taxes and income from equity method investments	2021	2020	2019
United States	$14,989	$20,328	$31,796
Non-U.S.	201,861	138,028	141,032
Total	$216,850	$158,356	$172,828

Components of the provision for income tax expense (benefit)	2021	2020	2019
Current:
U.S. federal	$10,310	$5,243	$9,122
State	2,265	1,320	3,294
Non-U.S.	57,801	56,542	47,848
	70,376	63,105	60,264
Deferred:
U.S. federal	(6,891)	(4,709)	(432)
State	(350)	(4,111)	125
Non-U.S.	(102)	(12,364)	(10,549)
	(7,343)	(21,184)	(10,856)
Total	$63,033	$41,921	$49,408

Reconciliation of effective income tax	2021	2020	2019
Tax at statutory U.S. federal income tax rate	$45,539	$33,255	$36,294
State income taxes, net of federal benefit	1,444	(2,104)	2,785
Foreign dividend repatriation	1,104	900	825
Foreign operations	19,673	(563)	8,712
Executive compensation over $1.0 million	2,507	1,420	1,661
Non-U.S. stock option expense	575	358	425
Change in valuation allowance	(9,572)	5,925	1,097
Research and development tax credit	(993)	(906)	(802)
Foreign-derived intangible income	(2,617)	(1,396)	(2,240)
Global intangible low-taxed income	2,334	1,932	2,029
Provision to return	1,122	1,704	(3,271)
Cross currency swap	3,931	(6,748)	2,677
Contingency reserve	(2,139)	8,287	(957)
Other	125	(143)	173
Total income tax expense	$63,033	$41,921	$49,408

Deferred income tax balances at each year-end related to:	2021	2020
Deferred tax assets:
Pension and other post-retirement benefit plans	$12,118	$16,385
Employee benefit costs	26,799	24,538
Foreign tax credit carryforward	7,309	6,905
Tax loss carryforwards	24,071	31,495
Leases	8,590	7,133
Hedging activity	2,623	12,906
Interest deduction limitation	12,428	6,343
Other	27,410	30,178
Gross deferred tax assets	121,348	135,883
Less: valuation allowance	(11,341)	(21,843)
Total net deferred tax assets	110,007	114,040
Deferred tax liability:
Depreciation and amortization	(207,726)	(220,379)
Pension and other post-retirement benefit plans	(36,042)	(14,968)
Leases	(8,524)	(7,194)
Total deferred tax liability	(252,292)	(242,541)
Net deferred tax liability	$(142,285)	$(128,501)

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension plan adjustment and floating-to-fixed hedges recorded in accumulated other comprehensive income (loss).

Valuation allowances primarily relate to foreign net operating loss carryforwards and branch foreign tax credit carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The decrease in the valuation allowance is primarily related to a decrease in foreign net operating losses for which the Company does not expect to receive a full tax benefit.

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

U.S. income taxes have not been provided on approximately $1,044,206 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $85,273 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $63,592 can be carried forward indefinitely, while the remaining $21,680 of tax losses must be utilized during 2022 to 2039.

The U.S. has a branch foreign tax credit carryforward of $3,994. A valuation allowance has been recorded against this foreign tax credit carryforward to reflect that this amount is not more-likely-than-not to be realized.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2021	2020
Balance at beginning of year	$14,569	$8,946
Tax positions related to the current year:
Additions	401	579

Tax positions related to prior years:
Additions	1,323	7,400
Reductions	(950)	(283)
Settlements	(161)	(747)
Lapses in applicable statutes of limitation	(1,901)	(1,326)
Balance at end of year	$13,281	$14,569

Included in the balance of unrecognized tax benefits as of  November 27, 2021 and November 28, 2020 are potential benefits of $8,888 and $9,125 respectively, that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended November 27, 2021, we recognized a net benefit for interest and penalties of $703 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $2,817 as of November 27, 2021. For the year ended November 28, 2020, we recognized a net benefit for interest and penalties of $2,378 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $3,520 as of November 28, 2020.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2018 or Swiss income tax examination for years prior to 2018. During the second quarter of 2016, H.B. Fuller (China) Adhesives, Ltd. was notified of a transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

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

Cash Flow Hedges

As of November 27, 2021, we had cash flow hedges of four cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $267,860 of foreign currency denominated intercompany loans into U.S. dollars, which mature in 2022. As of November 27, 2021, the combined fair value of the swaps was an asset of $14,496 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $3,483 as of November 27, 2021. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of  November 27, 2021 that is expected to be reclassified into earnings within the next twelve months is $3,843. As of November 27, 2021, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of November 27, 2021:

	Fiscal Year of
	Expiration	Interest Rate	Notional Value	Fair Value
Pay EUR	2022	3.00%	$267,860	$14,496
Receive USD		5.1803%

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income during the second quarter of 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which amortized down to $800,000 on October 20, 2021, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. See Note 7 for further discussion on the issuance of our Term Loan B. The combined fair value of the interest rate swaps was a liability of $12,366 at  November 27, 2021 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in comprehensive income related to derivative instruments designated as cash flow hedges are as follows:

	November 27, 2021	November 28, 2020	November 30, 2019
Cross-currency swap contracts	$(4,556)	$6,307	$14,429
Interest rate swap contracts	$20,109	$(15,618)	$(46,254)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. See Note 7 for further discussion on the issuance of our Public Notes. The combined fair value of the interest rate swaps was a liability of $10,539 at  November 27, 2021, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps. On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The swap was designated for hedge accounting treatment as fair value hedges. We applied the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps. On May 1, 2020, we terminated the swap agreement. Upon termination, we received $15,808 in cash. The remaining swap liability will be accounted for as a discount on long-term debt and will be amortized to interest expense over the remaining life of the Public Notes of seven years.

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

As of November 27, 2021, we had forward foreign currency contracts maturing between November 29, 2021 and September 13, 2022. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments are as follows:

	November 27, 2021	November 28, 2020	November 30, 2019
Foreign currency forward contracts	$(357)	$(2,908)	$(573)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 27, 2021, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 27, 2021 and November 28, 2020, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements
		Using:
	November 27,
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,079	$2,079	$-	$-
Foreign exchange contract assets	5,725	-	5,725	-
Cross-currency cash flow hedge assets	14,496	-	14,496	-

Liabilities:
Foreign exchange contract liabilities	$6,082	$-	$6,082	$-
Interest rate swaps, cash flow hedge liabilities	12,366	-	12,366	-
Interest rate swaps, fair value hedge liabilities	10,539	-	10,539	-
Contingent consideration liability	8,100	-	-	8,100

		Fair Value Measurements
		Using:
	November 28,
Description	2020	Level 1	Level 2	Level 3
Assets:
Marketable securities	$22,560	$22,560	$-	$-
Foreign exchange contract assets	2,320	-	2,320	-
Cross-currency cash flow hedge assets	2,823	-	2,823	-

Liabilities:
Foreign exchange contract liabilities	$5,251	$-	$5,251	$-
Cross-currency cash flow hedge liabilities	280	-	280	-
Interest rate swaps, cash flow hedge liabilities	33,256	-	33,256	-
Contingent consideration liability	5,800	-	-	5,800

See Note 7 for discussion regarding the fair value of debt.

We use the income approach in calculating the fair value of our contingent consideration liability using a real option model with Level 3 inputs. The expected cash flows are affected by various significant judgments and assumptions, including revenue growth rates, volatility and discount rate, which are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. The valuation of our contingent consideration liability related to the acquisition of D.H.M. resulted in a fair value of $8,100 as of November 27, 2021. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions.

Contingent consideration liability	2021
Level 3 balance at beginning of year	$5,800
Acquisition	1,700
Payment of contingent consideration	(1,700)
Mark to market adjustment	2,300
Level 3 balance at end of year	$8,100

Note 14: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $6,603 and $8,099 as of November 27, 2021 and November 28, 2020, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,333 and $3,703 as of November 27, 2021 and November 28, 2020, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	November 27,	November 28,	November 30,
	2021	2020	2019
Lawsuits and claims settled	2	4	8
Settlement amounts	$85	$130	$424
Insurance payments received or expected to be received	$55	$88	$291

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

Reportable operating segment financial information for all periods presented is as follows:

	2021	2020	2019
Net revenue
Hygiene, Health and Consumable Adhesives	$1,472,756	$1,332,786	$1,328,286
Engineering Adhesives	1,371,756	1,088,313	1,158,403
Construction Adhesives	433,519	369,170	396,580
Corporate Unallocated[1]	-	-	13,731
Total	$3,278,031	$2,790,269	$2,897,000

Segment operating income
Hygiene, Health and Consumable Adhesives	$138,366	$130,789	$115,961
Engineering Adhesives	135,913	103,974	136,299
Construction Adhesives	14,148	11,148	16,657
Total segment	288,427	245,911	268,917
Corporate Unallocated[1]	(35,815)	(27,594)	(42,923)
Total	$252,612	$218,317	$225,994

Depreciation and amortization
Hygiene, Health and Consumable Adhesives	$45,919	$44,329	$45,448
Engineering Adhesives	61,082	58,102	57,175
Construction Adhesives	35,002	35,811	35,851
Corporate Unallocated[1]	1,171	575	2,732
Total	$143,174	$138,817	$141,206

Total assets[2]
Hygiene, Health and Consumable Adhesives	$1,370,924	$1,268,236
Engineering Adhesives	1,710,000	1,515,302
Construction Adhesives	810,824	934,397
Corporate	382,782	318,769
Total	$4,274,530	$4,036,704

Capital expenditures
Hygiene, Health and Consumable Adhesives	$60,164	$57,416
Engineering Adhesives	8,815	18,212
Construction Adhesives	3,591	7,635
Corporate	23,519	12,580
Total	$96,089	$95,843

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

2 Segment assets include primarily inventory, accounts receivable, property, plant and equipment, goodwill, intangible assets and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	2021	2020	2019
Segment operating income	$252,612	$218,317	$225,994
Other income, net	32,855	15,398	37,943
Interest expense	(78,092)	(86,776)	(103,287)
Interest income	9,476	11,417	12,178
Income before income taxes and income from equity method investments	$216,851	$158,356	$172,828

Financial information about geographic areas

	Net Revenue
	2021	2020	2019
United States	$1,421,623	$1,248,495	$1,309,056
China	433,998	351,204	347,304
Germany	409,193	330,755	-
Countries with more than 10 percent of total	2,264,814	1,930,454	1,656,360
All other countries with less than 10 percent of total	1,013,217	859,815	1,240,640
Total	$3,278,031	$2,790,269	$2,897,000

	Property, Plant and Equipment, net
	2021	2020	2019
United States	$331,864	$297,046	$287,372
Germany	120,548	131,879	127,497
China	96,300	99,513	80,606
All other countries with less than 10 percent of total	146,655	142,306	134,338
Total	$695,367	$670,744	$629,813

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	November 27, 2021
	Hygiene, Health and	Engineering	Construction	Corporate
	Consumable Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$826,172	$504,626	$384,576	$-	$1,715,374
EIMEA	425,324	470,466	22,156	-	917,946
Asia Pacific	221,260	396,664	26,787	-	644,711
	$1,472,756	$1,371,756	$433,519	$-	$3,278,031

	November 28, 2020
	Hygiene, Health and	Engineering	Construction	Corporate
	Consumable Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$736,681	$430,866	$325,622	$-	$1,493,169
EIMEA	388,271	347,417	20,506	-	756,194
Asia Pacific	207,834	310,030	23,042	-	540,906
	$1,332,786	$1,088,313	$369,170	$-	$2,790,269

	November 30, 2019
	Hygiene, Health and	Engineering	Construction	Corporate
	Consumable Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$733,125	$469,764	$351,924	$13,731	$1,568,544
EIMEA	392,497	380,673	20,767	-	793,937
Asia Pacific	202,664	307,966	23,889	-	534,519
	$1,328,286	$1,158,403	$396,580	$13,731	$2,897,000

Note 16: Subsequent Events

Acquisitions

On January 11, 2022, we completed the acquisition of Fourny NV for a base purchase price of approximately $18,200. Fourny NV, headquartered in Willebroek, Belgium, is a manufacturer of construction and automotive adhesives supplying customers in Europe and China. The acquisition will be included in our Construction Adhesives operating segment.

On November 30, 2021, we completed the acquisition of certain assets of Tissue Seal, LLC for a base purchase price of $24,750. Tissue Seal, LLC, headquartered in Ann Arbor, Michigan, is a manufacturer of topical tissue adhesives and sutures. The acquisition will be included in our Hygiene, Health and Consumable Adhesives operating segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of November 27, 2021, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 27, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of November 27, 2021, the Company’s internal control over financial reporting was effective. Ernst and Young LLP, an independent registered public accounting firm, has issued an auditors’ report on our internal control over financial reporting as of November 27, 2021, which is included elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance - Audit Committee” contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2022 (the “2022 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Information About Our Executive Officers” is incorporated herein by reference.

Since the date of our 2021 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio Disclosure” contained in the 2022 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the 2022 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

(c)
	(a)		(b)		Number of
	Number of		Weighted-		securities remaining
	securities to be		average		available for future
	issued upon		exercise price		issuance under
	exercise of		of outstanding		equity compensation
	outstanding		options,		plans (excluding
	options, warrants		warrants and		securities reflected
Period	and rights		rights		in column (a))
Equity compensation plans approved by security holders	5,524,757	[1]	$47.77	[2]	2,253,157	[3]
Equity compensation plans not approved by security holders	-		N/A		-
Total	5,524,757		$47.77		2,253,157

1 Consists of outstanding stock options to acquire 4,972,392 shares of common stock, 358,126 outstanding time-based restricted stock units and 194,239 outstanding performance-based restricted stock units granted under the Company's equity compensation plans.

2 Consists of the weighted average exercise price of stock options granted under the Company's equity compensation plans.

3 Number of shares of common stock remaining available for future issuance under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2022 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firms” contained in the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended November 27, 2021, November 28, 2020, and November 30, 2019.

Consolidated Statements of Comprehensive Income for the fiscal years ended November 27, 2021, November 28, 2020, and November 30, 2019.

Consolidated Balance Sheets as of November 27, 2021 and November 28, 2020.

Consolidated Statements of Total Equity for the fiscal years ended November 27, 2021, November 28, 2020, and November 30, 2019.

Consolidated Statements of Cash Flows for the fiscal years ended November 27, 2021, November 28, 2020, and November 30, 2019.

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

*10.9	Third Declaration of Amendment of the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008

*10.10

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

*10.11	H.B.Fuller Company Key Employee Deferred Compensation Plan (2021 Restatement)

*10.12	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.13	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers for agreements entered into after January 24, 2019	Exhibit 10.9 to the Current Report on Form 8-K dated January 24, 2019.

*10.14	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 20, 2011	Exhibit 10.1 to the Current Report on Form 8-K dated January 20, 2011.

*10.16	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.17	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.18	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.19	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.20	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after October 20, 2017	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.21	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.1 to the Current Report on Form 8-K dated April 18, 2018.

*10.22	Form of Restricted Stock Unit Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.2 to the Current Report on Form 8-K dated April 18, 2018.

*10.23	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.3 to the Current Report on Form 8-K dated April 18, 2018.

*10.24	Form of Performance Share Award Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.4 to the Current Report on Form 8-K dated April 18, 2018.

*10.25	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.5 to the Current Report on Form 8-K dated April 18, 2018.

*10.26	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2019.

*10.27	Form of Performance-Based Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2019.

*10.28	Form of Restricted Stock Unit Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2019.

*10.29	Form of Restricted Stock Unit Agreement for the CEO under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.4 to the Current Report on Form 8-K dated January 24, 2019.

*10.30	Form of Performance Share Award Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.5 to the Current Report on Form 8-K dated January 24, 2019.

*10.31	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.6 to the Current Report on Form 8-K dated January 24, 2019.

*10.32	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.1 to the Current Report on Form 8-K dated April 2, 2020.

*10.33	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.2 to the Current Report on Form 8-K dated April 2, 2020.

*10.34	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.3 to the Current Report on Form 8-K dated April 2, 2020.

*10.35	Form of Performance Share Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.4 to the Current Report on Form 8-K dated April 2, 2020.

*10.36	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.5 to the Current Report on Form 8-K dated April 2, 2020.

*10.37	Form of Restricted Stock Unit (CEO) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2021.

*10.38	Form of Performance-Based Non-Qualified Stock Option (CEO, TSR) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2021.

*10.39	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended

Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007 and Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008. Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2019, Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 1, 2019, and Exhibit 10.43 to the Annual Report on Form 10-K for the year ended November 28, 2020.

*10.40	Fifth Amendment to the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended

*10.41	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.42	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.43	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.7 to the Current Report on Form 8-K dated January 24, 2019.

*10.44	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 15, 2020.

*10.45	H.B. Fuller Company Management Long-Term Incentive Plan	Exhibit 10.8 to the Current Report on Form 8-K dated January 24, 2019.

*10.46	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008

*10.47	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.48	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.49	H.B. Fuller Company 2018 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 28, 2018.

*10.50	Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2021.

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP

24	Power of Attorney

31.1	302 Certification – James J. Owens

31.2	302 Certification – John J. Corkrean

32.1	906 Certification – James J. Owens

32.2	906 Certification – John J. Corkrean

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 27, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

H.B. FULLER COMPANY

	By:	/s/ James J. Owens
Dated: January 25, 2022		JAMES J. OWENS
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ James J. Owens	President and Chief Executive Officer and Director
JAMES J. OWENS	(Principal Executive Officer)
/s/ John J. Corkrean	Executive Vice President, Chief Financial Officer
JOHN J. CORKREAN	(Principal Financial Officer)

/s/ Robert J. Martsching	Vice President, Controller
ROBERT J. MARTSCHING	(Principal Accounting Officer)

*	Director
DANIEL L. FLORNESS

*	Director
THOMAS W. HANDLEY

*	Director
MICHAEL J. HAPPE

*	Director
RUTH S. KIMMELSHUE

*	Director
LEE R. MITAU

*	Director
DANTE C. PARRINI

*	Director
TERESA J. RASMUSSEN

*	Director
JOHN C. VAN RODEN, JR.

* by /s/ Timothy J. Keenan	Director
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 25, 2022