Form 10-Q
period 2022-02-26
FULLER H B CO
filed 2022-03-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 53,053,268 as of March 18, 2022.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	February 26,	February 27,
	2022	2021
Net revenue	$856,482	$725,904
Cost of sales	(643,589)	(533,540)
Gross profit	212,893	192,364
Selling, general and administrative expenses	(155,894)	(144,014)
Other income, net	6,142	7,869
Interest expense	(18,196)	(20,361)
Interest income	1,940	2,659
Income before income taxes and income from equity method investments	46,885	38,517
Income taxes	(10,148)	(10,607)
Income from equity method investments	1,583	1,896
Net income including non-controlling interest	38,320	29,806
Net income attributable to non-controlling interest	(14)	(15)
Net income attributable to H.B. Fuller	$38,306	$29,791

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.72	$0.57
Diluted	$0.69	$0.56

Weighted-average common shares outstanding:
Basic	53,353	52,492
Diluted	55,395	53,339

Dividends declared per common share	$0.168	$0.163

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	February 26,	February 27,
	2022	2021
Net income including non-controlling interest	$38,320	$29,806
Other comprehensive income
Foreign currency translation	6,530	23,137
Defined benefit pension plans adjustment, net of tax	489	1,375
Interest rate swaps, net of tax	6,231	4,180
Cross-currency swaps, net of tax	(2,083)	(1,046)
Other comprehensive income	11,167	27,646
Comprehensive income	49,487	57,452
Less: Comprehensive income attributable to non-controlling interest	4	5
Comprehensive income attributable to H.B. Fuller	$49,483	$57,447

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	February 26,	November 27,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$63,511	$61,786
Trade receivables (net of allowances of $10,736 and $9,935, as of February 26, 2022 and November 27, 2021, respectively)	616,274	614,645
Inventories	547,868	448,404
Other current assets	120,966	96,335
Total current assets	1,348,619	1,221,170

Property, plant and equipment	1,536,539	1,500,989
Accumulated depreciation	(823,744)	(805,622)
Property, plant and equipment, net	712,795	695,367

Goodwill	1,425,936	1,298,845
Other intangibles, net	785,389	687,075
Other assets	368,700	372,073
Total assets	$4,641,439	$4,274,530

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$25,866	$24,983
Trade payables	531,428	500,321
Accrued compensation	65,604	109,542
Income taxes payable	20,570	15,943
Other accrued expenses	78,468	86,061
Total current liabilities	721,936	736,850

Long-term debt	1,888,264	1,591,479
Accrued pension liabilities	71,358	71,651
Other liabilities	314,033	277,190
Total liabilities	2,995,591	2,677,170

Commitments and contingencies (Note 12)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 53,041,801 and 52,777,753 as of February 26, 2022 and November 27, 2021, respectively	53,042	52,778
Additional paid-in capital	221,338	213,637
Retained earnings	1,629,943	1,600,601
Accumulated other comprehensive loss	(259,070)	(270,247)
Total H.B. Fuller stockholders' equity	1,645,253	1,596,769
Non-controlling interest	595	591
Total equity	1,645,848	1,597,360
Total liabilities, non-controlling interest and total equity	$4,641,439	$4,274,530

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive income	-	-	38,306	11,177	4	49,487
Dividends	-	-	(8,964)	-	-	(8,964)
Stock option exercises	126	5,628	-	-	-	5,754
Share-based compensation plans and other, net	187	5,601	-	-	-	5,788
Repurchases of common stock	(49)	(3,528)	-	-	-	(3,577)
Balance at February 26, 2022	$53,042	$221,338	$1,629,943	$(259,070)	$595	$1,645,848

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income	-	-	29,791	27,656	5	57,452
Dividends	-	-	(8,542)	-	-	(8,542)
Stock option exercises	147	6,251	-	-	-	6,398
Share-based compensation plans and other, net	150	7,423	-	-	-	7,573
Repurchases of common stock	(49)	(2,531)	-	-	-	(2,580)
Balance at February 27, 2021	$52,155	$169,010	$1,495,655	$(275,203)	$546	$1,442,163

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	February 26, 2022	February 27, 2021
Cash flows from operating activities:
Net income including non-controlling interest	$38,320	$29,806
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	18,163	17,833
Amortization	17,792	17,896
Deferred income taxes	(6,020)	(2,281)
Income from equity method investments, net of dividends received	(1,583)	(1,896)
Loss on sale or disposal of assets	(13)	(16)
Share-based compensation	5,091	6,821
Pension and other post-retirement benefit plan activity	(5,361)	(7,999)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	13,283	3,318
Inventories	(87,419)	(63,598)
Other assets	(3,195)	(1,871)
Trade payables	46,464	67,373
Accrued compensation	(44,066)	(18,146)
Other accrued expenses	(6,839)	753
Income taxes payable	6,698	882
Other liabilities	(8,810)	(17,921)
Other	(178)	4,895
Net cash (used in) provided by operating activities	(17,673)	35,849

Cash flows from investing activities:
Purchased property, plant and equipment	(48,883)	(35,283)
Purchased businesses, net of cash acquired	(229,314)	(5,445)
Proceeds from sale of property, plant and equipment	22	263
Cash received from government grant	3,928	-
Cash payments related to government grant	-	(1,526)
Net cash used in investing activities	(274,247)	(41,991)

Cash flows from financing activities:
Proceeds from debt	307,500	-
Repayment of long-term debt	-	(11,000)
Payment of debt issuance costs	(400)	-
Net payments of notes payable	(7,604)	(22)
Dividends paid	(8,881)	(8,460)
Contingent consideration payment	(5,000)	-
Proceeds from stock options exercised	5,754	6,398
Repurchases of common stock	(3,577)	(2,580)
Net cash provided by (used in) financing activities	287,792	(15,664)

Effect of exchange rate changes on cash and cash equivalents	5,853	2,464
Net change in cash and cash equivalents	1,725	(19,342)
Cash and cash equivalents at beginning of period	61,786	100,534
Cash and cash equivalents at end of period	$63,511	$81,192

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended  November 27, 2021 as filed with the Securities and Exchange Commission.

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

Note 2: Acquisitions

Apollo

On January 26, 2022, we acquired Apollo Chemicals Limited, Apollo Roofing Solutions Limited and Apollo Construction Solutions Limited (collectively, "Apollo") for a base purchase price of GBP 151,214, or approximately $203,573, which was funded through borrowings on our credit facility. The agreement requires us to pay an additional GBP 1,500, or approximately $2,019, following the completion of certain environmental studies. Apollo, headquartered in Tamworth, UK, is a manufacturer of liquid adhesives, coatings and primers for the roofing, industrial and construction markets. Apollo is expected to enhance our position in key high-value, high-margin markets in the UK and throughout Europe. The acquisition fair value measurement was preliminary as of February 26, 2022. The acquisition will be included in our Construction Adhesives operating segment.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amounts
Cash	$12,165
Current assets	18,873
Property, plant and equipment	7,877
Goodwill	104,885
Other intangibles
Customer relationships	82,256
Trademarks/trade names	2,154
Technology	9,558
Current liabilities	(8,293)
Other liabilities	(23,883)
Total	$205,592

The expected useful lives of the acquired intangible assets are 12 years for customer relationships and technology and 10 years for trademarks/trade names.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $104,885 to goodwill for the expected synergies from combining Apollo with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Construction Adhesives operating segment. The Apollo acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Fourny NV

On January 11, 2022, we acquired Fourny NV ("Fourny") for a base purchase price of EUR 12,867, or approximately $14,627, which was funded through existing cash. The agreement requires us to pay an additional EUR 3,100, or approximately $3,524, 18 months following the date of acquisition. Fourny, headquartered in Willebroek, Belgium, is a manufacturer of construction and automotive adhesives. Fourny is expected to enhance our position in key high-value, high-margin markets in Europe. The acquisition fair value measurement was preliminary as of February 26, 2022 and includes intangible assets of $10,799, goodwill of $6,497, cash of $75 and other net assets of $780. Goodwill is not deductible for tax purposes. Fourny is recorded in our Construction Adhesives operating segment. The Fourny acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Tissue Seal, LLC

On  November 30, 2021, we acquired certain assets of Tissue Seal, LLC ("TissueSeal") for a base purchase price of $22,167, which was funded through existing cash. The agreement requires us to pay an additional $2,475 on the first anniversary of the acquisition and contingent consideration of up to $500 on November 30, 2024 based on certain agreement provisions. TissueSeal, headquartered in Ann Arbor, Michigan, is a distributor of topical tissue adhesives and sutures. With this acquisition, we add TissueSeal's regulatory clearances, customer and distribution relationships, regulatory approvals and trademarks into our portfolio of products. The acquisition fair value measurement was preliminary as of February 26, 2022 and includes intangible assets of $11,161, goodwill of $13,764 and other net assets of $217. Goodwill is deductible for tax purposes. See Note 11 for further discussion of the fair value of the contingent consideration liability. TissueSeal is recorded in our Hygiene, Health and Consumable Adhesives operating segment. The TissueSeal acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

STR Holdings, Inc.

On January 13, 2021, we acquired certain assets of STR Holding, Inc. ("STR") for a base purchase price of $5,445 which was funded through existing cash. The agreement required us to pay an additional $800 on the first anniversary of the acquisition and contingent consideration of up to $1,700 based on certain agreement provisions. STR, headquartered in Enfield, Connecticut, is a manufacturer of encapsulant products used in the solar industry. The acquisition fair value measurement, which includes intangible assets of $6,700 and other net assets of $1,245, was final as of November 27, 2021. The agreement provisions for the contingent consideration were met, and as a result, $1,700 was paid as of November 27, 2021. No goodwill was recorded for this acquisition. STR is reported in our Engineering Adhesives operating segment. The STR acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

D.H.M. Adhesives, Inc.

On February 3, 2020, we acquired certain assets of D.H.M. Adhesives, Inc. (“D.H.M.”) for approximately $9,500 which was funded through existing cash. In addition, the agreement requires us to pay contingent consideration of up to approximately $8,100 based upon a formula related to revenue during the fiscal years ended November 27, 2021 and December 3, 2022. D.H.M., headquartered in Calhoun, Georgia, is a provider of hotmelt adhesives. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $1,063 and customer relationship intangible of $11,900. The fair value of the contingent consideration as of the date of acquisition was $5,000 resulting in a final purchase price of $14,500. As of November 27, 2021, the agreement provisions for the contingent consideration were met, and as a result, $8,100 was paid during the period ended February 26, 2022. Goodwill is deductible for tax purposes. D.H.M. and the related goodwill are reported in our Hygiene, Health and Consumable Adhesives operating segment. The D.H.M acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

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

	Three Months Ended
	February 26, 2022	February 27, 2021
Cost of sales	$(152)	$270
Selling, general and administrative	(89)	1,547
	$(241)	$1,817

The restructuring charges are all recorded in Corporate Unallocated for segment reporting.

A summary of the restructuring liability is presented below:

	Employee-Related	Other	Total
Balance at November 28, 2020	$5,834	$248	$6,082
Expenses incurred	(807)	1,594	787
Non-cash charges	-	(135)	(135)
Cash payments	(3,917)	(1,707)	(5,624)
Foreign currency translation	(15)	-	(15)
Balance at November 27, 2021	1,095	-	1,095
Expenses incurred	(241)	-	(241)
Cash payments	(288)	-	(288)
Foreign currency translation	(18)	-	(18)
Balance at February 26, 2022	$548	$-	$548

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	February 26,	November 27,
	2022	2021
Raw materials	$276,638	$226,723
Finished goods	271,230	221,681
Total inventories	$547,868	$448,404

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the three months ended February 26, 2022 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 27, 2021	$325,470	$662,021	$311,354	$1,298,845
TissueSeal acquisition	13,764	-	-	13,764
Fourny acquisition	-	-	6,497	6,497
Apollo acquisition	-	-	104,885	104,885
Foreign currency translation effect	651	1,756	(462)	1,945
Balance at February 26, 2022	$339,885	$663,777	$422,274	$1,425,936

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	February 26, 2022
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$100,423	$1,035,413	$58,223	$11,149	$1,205,208
Accumulated amortization	(45,714)	(350,052)	(18,951)	(5,593)	(420,310)
Net identifiable intangibles	$54,709	$685,361	$39,272	$5,556	$784,898

	November 27, 2021
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$115,980	$932,644	$63,543	$11,343	$1,123,510
Accumulated amortization	(62,364)	(335,143)	(33,786)	(5,635)	(436,928)
Net identifiable intangibles	$53,616	$597,501	$29,757	$5,708	$686,582

Amortization expense with respect to amortizable intangible assets was $17,792 and $17,896 for the three months ended February 26, 2022 and February 27, 2021, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$57,478	$73,948	$69,010	$66,434	$59,601	$458,427

Non-amortizable intangible assets as of  February 26, 2022 and November 27, 2021 are $491 and $493, respectively, and are related to trademarks and trade names. The change in non-amortizable assets as of February 26, 2022 compared to November 27, 2021 was due to changes in foreign currency exchange rates.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended February 26, 2022 and February 27, 2021
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2022	2021	2022	2021	2022	2021
Service cost	$-	$-	$720	$833	$-	$5
Interest cost	2,368	2,325	789	733	184	205
Expected return on assets	(7,117)	(7,781)	(1,747)	(3,077)	(2,719)	(2,235)
Amortization:
Prior service cost (benefit)	(1)	(1)	16	17	-	-
Actuarial loss	1,013	799	649	1,022	(845)	18
Net periodic benefit	$(3,737)	$(4,658)	$427	$(472)	$(3,380)	$(2,007)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended February 26, 2022				Three Months Ended February 27, 2021
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$38,306	$14			$29,791	$15
Foreign currency translation adjustment¹	$6,540	$-	6,540	(10)	$23,147	$-	23,147	(10)
Defined benefit pension plans adjustment²	833	(344)	489	-	1,855	(480)	1,375	-
Interest rate swap³	8,255	(2,024)	6,231	-	5,537	(1,357)	4,180	-
Cross currency swaps³	(2,115)	32	(2,083)	-	(1,062)	16	(1,046)	-
Other comprehensive income (loss)	$13,513	$(2,336)	$11,177	$(10)	$29,477	$(1,821)	$27,656	$(10)
Comprehensive income (loss)			$49,483	$4			$57,447	$5

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

The components of accumulated other comprehensive loss are as follows:

	February 26, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(125,820)	$(125,727)	$(93)
Interest rate swap, net of taxes of $1,200	(3,693)	(3,693)	-
Cash flow hedges, net of taxes of ($21)	1,400	1,400	-
Defined benefit pension plans adjustment, net of taxes of $63,581	(112,709)	(112,709)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(259,163)	$(259,070)	$(93)

	November 27, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(132,370)	$(132,267)	$(103)
Interest rate swap, net of taxes of $3,224	(9,924)	(9,924)	-
Cash flow hedges, net of taxes of ($53)	3,483	3,483	-
Defined benefit pension plans adjustment, net of taxes of $63,925	(113,198)	(113,198)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(270,350)	$(270,247)	$(103)

Note 8: Income Taxes

Income tax expense for the three months ended February 26, 2022 includes $2,901 of discrete tax benefit, relating to legal entity mergers offset by various foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 27.8 percent for the three months ended February 26, 2022.

Income tax expense for the three months ended February 27, 2021 includes $42 of discrete tax expense, relating to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus the U.S. Dollar and various foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.4 percent for the three months ended February 27, 2021.

As of  February 26, 2022, we had a liability of $14,703 recorded for gross unrecognized tax benefits (excluding interest) compared to $13,281 as of November 27, 2021. As of February 26, 2022 and November 27, 2021, we had accrued $3,131 and $2,881 of gross interest relating to unrecognized tax benefits, respectively.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	February 26,	February 27,
(Shares in thousands)	2022	2021
Weighted-average common shares - basic	53,353	52,492
Equivalent shares from share-based compensations plans	2,042	847
Weighted-average common and common equivalent shares diluted	55,395	53,339

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

Share-based compensation awards of 700,250 and 2,789,184 shares for the three months ended February 26, 2022 and February 27, 2021, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of February 26, 2022, we had cash flow hedges of four cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $267,860 of foreign currency denominated intercompany loans into U.S. dollars, which mature in 2022. As of February 26, 2022, the combined fair value of the swaps was an asset of $13,503 and was included in other current assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of $1,400 as of February 26, 2022. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of February 26, 2022 that is expected to be reclassified into earnings within the next twelve months is $1,400. As of February 26, 2022, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of February 26, 2022:

	Fiscal Year of		Notional
	Expiration	Interest Rate	Value	Fair Value
Pay EUR	2022	3.00%	$267,860	$13,503
Receive USD		5.1803%

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income during the second quarter of 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which was amortized down to $800,000 on October 20, 2021, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps was a liability of $4,900 at February 26, 2022 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended
	February 26, 2022	February 27, 2021
Cross-currency swap contracts	$(2,115)	$(1,062)
Interest rate swap contracts	8,255	5,537

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. The combined fair value of the interest rate swaps was a liability of $21,844 at  February 26, 2022, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of February 26, 2022, we had forward foreign currency contracts maturing between February 28, 2022 and December 13, 2022. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the three months ended February 26, 2022 and February 27, 2021 were $4,237 and $ (5,205), respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of February 26, 2022, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 26, 2022 and November 27, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	February 26,	Fair Value Measurements Using:
Description	2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,923	$2,923	$-	$-
Foreign exchange contract assets	5,134	-	5,134	-
Cross-currency cash flow hedge assets	13,503	-	13,503	-

Liabilities:
Foreign exchange contract liabilities	$897	$-	$897	$-
Interest rate swaps, cash flow hedge liabilities	4,900	-	4,900	-
Interest rate swaps, fair value hedge liabilities	21,844	-	21,844	-
Contingent consideration liability	500	-	-	500

	November 27,	Fair Value Measurements Using:
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,079	$2,079	$-	$-
Foreign exchange contract assets	5,725	-	5,725	-
Cross-currency cash flow hedge assets	14,496	-	14,496	-

Liabilities:
Foreign exchange contract liabilities	$6,082	$-	$6,082	$-
Interest rate swaps, cash flow hedge liabilities	12,366	-	12,366
Interest rate swaps, fair value hedge liabilities	10,539	-	10,539	-
Contingent consideration liability	8,100	-	-	8,100

Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income.

The valuation of our contingent consideration liability related to the acquisition of TissueSeal resulted in a fair value of $500 as of  February 26, 2022. As of November 27, 2021, the agreement provisions for the D.H.M contingent consideration were met, and as a result, $8,100 was paid during the period ended February 26, 2022. See Note 2 for further discussion regarding our acquisitions.  The following table provides details of the contingent consideration liabilities:

Amounts
Balance at November 27, 2021	$8,100
Acquisition	500
Payment of contingent consideration	(8,122)
Mark to market adjustment	22
Balance at February 26, 2022	$500

Balances Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets include intangible assets acquired in an acquisition.  The identified intangible assets of customer relationships, technology and tradenames acquired in connection with our acquisitions were measured using unobservable (Level 3) inputs.  The fair value of the intangible assets was calculated using either the income approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, attrition rate, royalty rate and discount rate.

See Note 2 for further discussion regarding our acquisitions.

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $1,905,402 and $1,618,291 as of February 26, 2022 and November 27, 2021, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $6,522 and $6,603 as of February 26, 2022 and November 27, 2021, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,172 and $3,333 as of February 26, 2022 and November 27, 2021, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	February 26, 2022	February 27, 2021	November 27, 2021
Lawsuits and claims settled	-	2	14
Settlement amounts	$-	$85	$639
Insurance payments received or expected to be received	$-	$55	$434

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	February 26, 2022		February 27, 2021
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$389,538	$32,213	$335,669	$29,912
Engineering Adhesives	353,977	32,572	312,663	30,417
Construction Adhesives	112,967	4,356	77,572	(4,703)
Total segment	$856,482	$69,141	$725,904	$55,626
Corporate Unallocated[1]	-	(12,142)	-	(7,276)
Total	$856,482	$56,999	$725,904	$48,350

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended
	February 26,	February 27,
	2022	2021
Operating income	$56,999	$48,350
Other income, net	6,142	7,869
Interest expense	(18,196)	(20,361)
Interest income	1,940	2,659
Income before income taxes and income from equity method investments	$46,885	$38,517

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended February 26, 2022

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$220,694	$133,328	$95,578	$449,600
EIMEA	114,653	115,820	11,217	241,690
Asia Pacific	54,191	104,829	6,172	165,192
Total	$389,538	$353,977	$112,967	$856,482

	Three Months Ended February 27, 2021

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$182,022	$113,126	$67,032	$362,180
EIMEA	95,973	101,759	4,727	202,459
Asia Pacific	57,674	97,778	5,813	161,265
Total	$335,669	$312,663	$77,572	$725,904

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 27, 2021 for important background information related to our business.

Net revenue in the first quarter of 2022 increased 18.0 percent from the first quarter of 2021. Net revenue increased 14.7 percent due to price, 6.1 percent due to sales volume and 0.9 percent due to the acquisition of Fourny and Apollo. Negative currency effects of 3.7 percent compared to the first quarter of 2021 were primarily driven by a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Chinese renminbi compared to the U.S. dollar. Gross profit margin decreased 160 basis points primarily due to higher raw material costs partially offset by higher sales volume.

Net income attributable to H.B. Fuller in the first quarter of 2022 was $38.3 million compared to $29.8 million in the first quarter of 2021. On a diluted earnings per share basis, the first quarter of 2022 was $0.69 per share compared to $0.56 per share for the first quarter of 2021.

Market Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Throughout fiscal year 2021, the COVID-19 pandemic had a significant disruptive impact on global economies, supply chains and industrial production. Although government restrictions have been relaxed, it is currently not possible to estimate additional impacts this outbreak may have on our business. We continue to effectively manage our global operations focusing on the health and safety of our employees and ensuring business continuity across our supplier, manufacturing and distribution networks.

See "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended November 27, 2021 as filed with the Securities and Exchange Commission for further information of the effects of the COVID-19 pandemic on our business including raw material cost and availability.

Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). We have incurred costs of $18.9 million under this plan as of February 26, 2022. We expect to incur total costs of approximately $20.0 million ($15.8 million after-tax), which includes cash expenditures for severance and related employee costs globally, costs related to streamlining of processes, and other restructuring-related costs. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed in fiscal 2022.

Results of Operations

Net revenue:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Net revenue	$856.5	$725.9	18.0%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2022 compared to the same periods in 2021:

Three Months Ended
February 26, 2022 vs. February 27, 2021
Organic growth	20.8%
M&A	0.9%
Currency	(3.7)%
Total	18.0%

Organic growth was 20.8 percent in the first quarter of 2022 compared to the first quarter of 2021 driven by a 38.3 percent increase in Construction Adhesives, a 20.7 percent increase in Hygiene, Health and Consumable Adhesives and a 16.5 percent increase in Engineering Adhesives. The increase is predominately driven by an increase in product pricing and sales volume. The 0.9 percent increase from M&A is due to the acquisition of Fourny and Apollo.  The negative 3.7 percent currency impact was primarily driven by a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Chinese renminbi compared to the U.S. dollar.

Cost of sales:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Raw materials	$491.0	$385.0	27.5%
Other manufacturing costs	152.6	148.5	2.8%
Cost of sales	$643.6	$533.5	20.6%
Percent of net revenue	75.1%	73.5%

Cost of sales in the first quarter of 2022 compared to the first quarter of 2021 increased 160 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 430 basis points in the first quarter of 2022 compared to the first quarter of 2021 due to higher raw material costs. Other manufacturing costs as a percentage of revenue decreased 270 basis points in the first quarter of 2022 compared to the first quarter of 2021 due to higher net revenue.

Gross profit:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Gross profit	$212.9	$192.4	10.7%
Percent of net revenue	24.9%	26.5%

Gross profit in the first quarter of 2022 increased 10.7 percent and gross profit margin decreased 160 basis points compared to the first quarter of 2021. The decrease in gross profit margin was primarily due to higher raw material costs partially offset by higher sales volume.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
SG&A	$155.9	$144.0	8.3%
Percent of net revenue	18.2%	19.8%

SG&A expenses for the first quarter of 2022 increased $11.9 million, or 8.3 percent, compared to the first quarter of 2021. The increase is primarily due to higher compensation and acquisition project costs and the impact of the Fourny and Apollo acquisitions.

Other income, net:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Other income, net	$6.1	$7.9	(22.8)%

Other income, net in the first quarter of 2022 included $7.4 million of net defined benefit pension benefits and $0.2 million of other income, partially offset by $1.5 million of currency transaction losses. Other income, net in the first quarter of 2021 included $7.9 million of net defined benefit pension benefits and $1.8 million of other income, offset by $1.8 million of currency transaction losses.

Interest expense:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Interest expense	$18.2	$20.4	(10.8)%

Interest expense in the first quarter of 2022 was $18.2 million compared to $20.4 million in the first quarter of 2021. Interest expense in the first quarter of 2022 compared to the first quarter of 2021 was lower due to lower interest rates.

Interest income:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Interest income	$ 1.9	$ 2.7	(29.6)%

Interest income in the first quarter of 2022 was $1.9 million. Interest income in the first quarter of 2021 was $2.7 million.

Income taxes:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Income taxes	$10.1	$10.6	(4.7)%
Effective tax rate	21.6%	27.5%

Income tax expense of $10.1 million in the first quarter of 2022 includes $2.9 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 27.8 percent. The discrete tax benefit relates to impacts of legal entity mergers offset by various foreign tax matters. Income tax expense of $10.6 million in the first quarter of 2021 includes less than $0.1 million of discrete tax expense relating to the revaluation of cross-currency swap agreements due to appreciation of the Euro versus the U.S. Dollar and various foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.4 percent.

Income from equity method investments:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Income from equity method investments	$1.6	$1.9	(15.8)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the first quarter of 2022 compared to the same period of 2021 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Net income attributable to H.B. Fuller	$38.3	$29.8	28.5%
Percent of net revenue	4.5%	4.1%

The net income attributable to H.B. Fuller for the first quarter of 2022 was $38.3 million compared to $29.8 million for the first quarter of 2021. The diluted earnings per share for the first quarter of 2022 was $0.69 per share as compared to $0.56 per share for the first quarter of 2021.

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

Net Revenue by Segment:

	Three Months Ended
	February 26, 2022		February 27, 2021
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$389.5	46%	$335.7	46%
Engineering Adhesives	354.0	41%	312.6	43%
Construction Adhesives	113.0	13%	77.6	11%
Segment total	$856.5	100%	$725.9	100%
Corporate Unallocated	-	-	-	-
Total	$856.5	100%	$725.9	100%

Segment Operating Income (Loss):

	Three Months Ended
	February 26, 2022		February 27, 2021
	Segment		Segment
	Operating		Operating
	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$32.2	56%	$29.9	62%
Engineering Adhesives	32.6	57%	30.4	63%
Construction Adhesives	4.4	8%	(4.7)	(10)%
Segment total	$69.2	121%	$55.6	115%
Corporate Unallocated	(12.2)	(21)%	(7.3)	(15)%
Total	$57.0	100%	$48.3	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Net revenue	$389.5	$335.7	16.0%
Segment operating income	$32.2	$29.9	7.7%
Segment operating margin	8.3%	8.9%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

Three Months Ended
February 26, 2022 vs. February 27, 2021
Organic growth	20.7%
Currency	(4.7)%
Total	16.0%

Net revenue increased 16.0 percent in the first quarter of 2022 compared to the first quarter of 2021. The increase in organic growth was attributable primarily to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Chinese renminbi compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 490 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 240 basis points primarily due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 190 basis points due to higher net revenue. Segment operating income increased 7.7 percent and segment operating margin as a percentage of net revenue decreased 60 basis points compared to the first quarter of 2021.

Engineering Adhesives

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Net revenue	$354.0	$312.6	13.2%
Segment operating income	$32.6	$30.4	7.2%
Segment operating margin	9.2%	9.7%

The following tables provide details of the Engineering Adhesives net revenue variances:

Three Months Ended
February 26, 2022 vs. February 27, 2021
Organic growth	16.5%
Currency	(3.3)%
Total	13.2%

Net revenue increased 13.2 percent in the first quarter of 2022 compared to the first quarter of 2021. The increase in organic growth was attributable primarily due to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro and Turkish lira, partially offset by a stronger Chinese renminbi compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 430 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 250 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 130 basis points due to higher net revenue. Segment operating income increased 7.2 percent and segment operating margin decreased 50 basis points compared to the first quarter of 2021.

Construction Adhesives

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Net revenue	$113.0	$77.6	45.6%
Segment operating income (loss)	$4.4	$(4.7)	193.6%
Segment operating margin	3.9%	(6.1)%

The following tables provide details of the Construction Adhesives net revenue variances:

Three Months Ended
February 26, 2022 vs. February 27, 2021
Organic growth	38.3%
M&A	8.1%
Currency	(0.8)%
Total	45.6%

Net revenue increased 45.6 percent in the first quarter of 2022 compared to the first quarter of 2021. The increase in organic growth was attributable primarily to an increase in product pricing and sales volume. The increase in net revenue from M&A was due to the acquisition of Fourny and Apollo during the first quarter of 2022.  The negative currency effect was due to a weaker Euro and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 280 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 500 basis points due to higher net revenue and the impact of acquisitions. SG&A expenses as a percentage of net revenue decreased 780 basis points due to higher net revenue. Segment operating income increased 193.6 percent and segment operating margin increased 1,000 basis points compared to the first quarter of 2021.

Corporate Unallocated

	Three Months Ended
	February 26,	February 27,	2022 vs
($ in millions)	2022	2021	2021
Net revenue	$-	$-	0.0%
Segment operating loss	$(12.2)	$(7.3)	67.1%
Segment operating margin	NMP	NMP

NMP = Non-meaningful percentage

Segment operating loss in the first quarter of 2022 increased 67.1 percent compared to the first quarter of 2021 reflecting increased acquisition project costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 26, 2022 were $63.5 million compared to $61.8 million as of November 27, 2021 and $81.2 million as of February 27, 2021. The majority of the $63.5 million in cash and cash equivalents as of February 26, 2022 was held outside the United States. Total long and short-term debt was $1,914.1 million as of February 26, 2022, $1,616.5 million as of November 27, 2021 and $1,758.2 million as of February 27, 2021. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 53.8 percent as of February 26, 2022 as compared to 50.2 percent as of November 27, 2021 and 54.8 percent as of February 27, 2021.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At February 26, 2022, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of February 26, 2022
Secured Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.9	2.9
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.9	2.9
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	6.0

●	TTM = Trailing 12 months

●	EBITDA for Term Loan B covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Term Loan B Credit Agreement and can be found in the Company’s Form 8-K filing dated October 20, 2017.

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2022.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	February 26,	February 27,
	2022	2021
Net working capital as a percentage of annualized net revenue[1]	18.5%	17.9%
Accounts receivable DSO (in days)[2]	65	63
Inventory days on hand (in days)[3]	81	70
Free cash flow after dividends[4]	$(75.5)	$(8.0)
Total debt to total capital ratio[5]	53.8%	54.8%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Three Months Ended
($ in millions)	February 26, 2022	February 27, 2021
Net cash provided by operating activities	$(17.7)	$35.8
Less: Purchased property, plant and equipment	48.9	35.3
Less: Dividends paid	8.9	8.5
Free cash flow after dividends	$(75.5)	$(8.0)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	February 26,	February 27,
($ in millions)	2022	2021
Net cash (used in) provided by operating activities	$(17.7)	$35.8

Net income including non-controlling interest was $38.3 million in the first three months of 2022 compared to $29.8 million in the first three months of 2021. Depreciation and amortization expense totaled $36.0 million in the first three months of 2022 compared to $35.7 million in the first three months of 2021. Deferred income taxes was a use of cash of $6.0 million in 2022 compared to $2.3 million in the first three months of 2021. Accrued compensation was a use of cash of $44.1 million in 2022 compared to $18.1 million last year. Other assets was a use of cash of $3.2 million in the first three months of 2022 compared to $1.9 million in the first three months of 2021. Other liabilities was a use of cash of $8.8 million in the first three months of 2022 compared to $17.9 million in the first three months of 2021.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $27.6 million compared to a source of cash of $7.1 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Three Months Ended
	February 26,	February 27,
($ in millions)	2022	2021
Trade receivables, net	$13.3	$3.3
Inventory	(87.4)	(63.6)
Trade payables	46.5	67.4
Total cash flow impact	$(27.6)	$7.1

●

Trade receivables, net – Trade receivables, net was a source of cash of $13.3 million and $3.3 million in the first three months of 2022 and 2021, respectively. The higher source of cash in 2022 compared to 2021 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 65 days at February 26, 2022 and 63 days at February 27, 2021.

●

Inventory – Inventory was a use of cash of $87.4 million and $63.6 million in the first three months of 2022 and 2021, respectively. The higher use of cash in 2022 is due to increasing inventory costs in 2022 compared to 2021. Inventory days on hand were 81 days as of February 26, 2022 and 70 days as of February 27, 2021.

●

Trade payables – Trade payables was a source of cash of $46.5 million and $67.4 million in the first three months of 2022 and 2021, respectively. The lower source of cash in 2022 compared to 2021 reflects higher payments on trade payables in the current year compared to the prior year.

Cash Flows from Investing Activities:

	Three Months Ended
	February 26,	February 27,
($ in millions)	2022	2021
Net cash used in investing activities	$(274.2)	$(42.0)

Purchases of property, plant and equipment were $48.9 million during the first three months of 2022 compared to $35.3 million for the same period of 2021.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first three months of 2022, we paid cash to acquire TissueSeal for $22.2 million, Fourny for $14.5 million, net of cash acquired and Apollo for $192.6 million, net of cash acquired.

Cash Flows from Financing Activities:

	Three Months Ended
	February 26,	February 27,
($ in millions)	2022	2021
Net cash provided by (used in) financing activities	$287.8	$(15.7)

Borrowings on our revolving credit facility were $307.5 million in the first three months of 2022 to finance acquisitions and for general working capital purposes. We did not make any payments of long-term debt in the first three months of 2022 and payments of long-term debt in the first three months of 2021 were $11.0 million. Net payments of notes payable were $7.6 million in the first three months of 2022 and were flat in the same period of 2021. Cash dividends paid were $8.9 million in the first three months of 2022 compared to $8.5 million in the same period of 2021. Repurchases of common stock were $3.6 million in the first three months of 2022 compared to $2.6 million in the same period of 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  See Part II, Item 7A in our Annual Report on Form 10-K for the year ended November 27, 2021 for further discussion of these market risks. There have been no material changes in the reported market risk of the Company since November 27, 2021.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 26, 2022. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of February 26, 2022, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 27, 2021. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 27, 2021, except for the addition of the following risk factor:

The military conflict between Russia and Ukraine, and the global response to it, could adversely impact our revenues, gross margins and financial results.

The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geo-political instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks.  While Russia does not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter ended February 26, 2022 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased1	per Share	(millions)

November 28, 2021 - December 1, 2021	-	$-	$187,170

December 2, 2021 - January 29, 2022	47,067	$56.87	$187,170

January 30, 2022 - February 26, 2022	2,262	$71.88	$187,170

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

Item 6. Exhibits

10.1	Increasing Lender Supplement, dated January 24, 2022, to the Amended and Restated Credit Agreement dated October 20, 2020, among H.B. Fuller Company, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
10.2	Amendment No. 1, dated as of February 28, 2022, to the Amended and Restated Credit Agreement dated October 20, 2020, between H.B. Fuller Company and JP Morgan Chase Bank, N.A., as administrative agent
10.3	Increasing Lender Supplement, dated March 4, 2022, to the Amended and Restated Credit Agreement dated October 20, 2020, among H.B. Fuller Company, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – James J. Owens
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 26, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 24, 2022	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Increasing Lender Supplement, dated January 24, 2022, to the Amended and Restated Credit Agreement dated October 20, 2020, among H.B. Fuller Company, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
10.2	Amendment No. 1, dated as of February 28, 2022, to the Amended and Restated Credit Agreement dated October 20, 2020, between H.B. Fuller Company and JP Morgan Chase Bank, N.A., as administrative agent
10.3	Increasing Lender Supplement, dated March 4, 2022, to the Amended and Restated Credit Agreement dated October 20, 2020, among H.B. Fuller Company, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – James J. Owens
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 26, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).