Form 10-Q
period 2022-05-28
FULLER H B CO
filed 2022-06-23
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 53,162,785 as of June 17, 2022.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Net revenue	$993,258	$827,873	$1,849,739	$1,553,777
Cost of sales	(739,737)	(610,323)	(1,383,326)	(1,143,863)
Gross profit	253,521	217,550	466,413	409,914
Selling, general and administrative expenses	(166,007)	(148,409)	(321,898)	(292,423)
Other income, net	-	11,879	6,142	19,748
Interest expense	(19,828)	(19,942)	(38,025)	(40,303)
Interest income	2,091	2,530	4,030	5,189
Income before income taxes and income from equity method investments	69,777	63,608	116,662	102,125
Income taxes	(23,616)	(16,660)	(33,765)	(27,267)
Income from equity method investments	1,066	2,176	2,649	4,072
Net income including non-controlling interest	47,227	49,124	85,546	78,930
Net income attributable to non-controlling interest	(24)	(22)	(37)	(37)
Net income attributable to H.B. Fuller	$47,203	$49,102	$85,509	$78,893

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.88	$0.93	$1.60	$1.50
Diluted	$0.86	$0.90	$1.55	$1.47

Weighted-average common shares outstanding:
Basic	53,497	52,839	53,425	52,666
Diluted	55,078	54,294	55,237	53,817

Dividends declared per common share	$0.190	$0.168	$0.358	$0.330

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Net income including non-controlling interest	$47,227	$49,124	$85,546	$78,930
Other comprehensive (loss) income
Foreign currency translation	(84,110)	55,524	(77,579)	78,661
Defined benefit pension plans adjustment, net of tax	2,803	1,371	3,292	2,746
Interest rate swaps, net of tax	3,347	3,564	9,578	7,744
Cross-currency swaps, net of tax	(1,210)	(1,241)	(3,293)	(2,287)
Other comprehensive (loss) income	(79,170)	59,218	(68,002)	86,864
Comprehensive (loss) income	(31,943)	108,342	17,544	165,794
Less: Comprehensive income attributable to non-controlling interest	12	34	16	39
Comprehensive (loss) income attributable to H.B. Fuller	$(31,955)	$108,308	$17,528	$165,755

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 28,	November 27,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$68,149	$61,786
Trade receivables (net of allowances of $12,701 and $9,935, as of May 28, 2022 and November 27, 2021, respectively)	644,544	614,645
Inventories	543,126	448,404
Other current assets	153,187	96,335
Total current assets	1,409,006	1,221,170

Property, plant and equipment	1,527,711	1,500,989
Accumulated depreciation	(825,256)	(805,622)
Property, plant and equipment, net	702,455	695,367

Goodwill	1,406,369	1,298,845
Other intangibles, net	737,551	687,075
Other assets	365,098	372,073
Total assets	$4,620,479	$4,274,530

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$31,867	$24,983
Trade payables	507,103	500,321
Accrued compensation	67,991	109,542
Income taxes payable	28,180	15,943
Other accrued expenses	86,842	86,061
Total current liabilities	721,983	736,850

Long-term debt	1,903,977	1,591,479
Accrued pension liabilities	69,820	71,651
Other liabilities	309,945	277,190
Total liabilities	3,005,725	2,677,170

Commitments and contingencies (Note 12)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 53,153,056 and 52,777,753 as of May 28, 2022 and November 27, 2021, respectively	53,153	52,778
Additional paid-in capital	232,253	213,637
Retained earnings	1,666,969	1,600,601
Accumulated other comprehensive loss	(338,228)	(270,247)
Total H.B. Fuller stockholders' equity	1,614,147	1,596,769
Non-controlling interest	607	591
Total equity	1,614,754	1,597,360
Total liabilities, non-controlling interest and total equity	$4,620,479	$4,274,530

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive income	-	-	38,306	11,177	4	49,487
Dividends	-	-	(8,964)	-	-	(8,964)
Stock option exercises	126	5,628	-	-	-	5,754
Share-based compensation plans and other, net	187	5,601	-	-	-	5,788
Repurchases of common stock	(49)	(3,528)	-	-	-	(3,577)
Balance at February 26, 2022	$53,042	$221,338	$1,629,943	$(259,070)	$595	$1,645,848
Comprehensive income (loss)	-	-	47,203	(79,158)	12	(31,943)
Dividends	-	-	(10,177)	-	-	(10,177)
Stock option exercises	47	2,036	-	-	-	2,083
Share-based compensation plans other, net	65	8,910	-	-	-	8,975
Repurchases of common stock	(1)	(31)	-	-	-	(32)
Balance at May 28, 2022	$53,153	$232,253	$1,666,969	$(338,228)	$607	1,614,754

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income	-	-	29,791	27,656	5	57,452
Dividends	-	-	(8,542)	-	-	(8,542)
Stock option exercises	147	6,251	-	-	-	6,398
Share-based compensation plans and other, net	150	7,423	-	-	-	7,573
Repurchases of common stock	(49)	(2,531)	-	-	-	(2,580)
Balance at February 27, 2021	$52,155	$169,010	$1,495,655	$(275,203)	$546	$1,442,163
Comprehensive income	-	-	49,102	59,206	34	108,342
Dividends	-	-	(8,870)	-	-	(8,870)
Stock option exercises	318	13,887	-	-	-	14,205
Share-based compensation plans other, net	27	7,393	-	-	-	7,420
Repurchases of common stock	(1)	(47)	-	-	-	(48)
Balance at May 29, 2021	$52,499	$190,243	$1,535,887	$(215,997)	$580	$1,563,212

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	May 28, 2022	May 29, 2021
Cash flows from operating activities:
Net income including non-controlling interest	$85,546	$78,930
Adjustments to reconcile net income including non-controlling interest to net cash (used in) provided by operating activities:
Depreciation	36,333	35,976
Amortization	36,412	35,649
Deferred income taxes	(4,961)	(1,167)
Income from equity method investments, net of dividends received	(2,649)	(4,072)
Loss on sale or disposal of assets	(1,087)	-
Share-based compensation	13,625	12,486
Pension and other post-retirement benefit plan activity	(9,720)	(15,927)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(35,491)	(43,191)
Inventories	(95,413)	(100,358)
Other assets	(21,908)	(21,709)
Trade payables	27,237	115,488
Accrued compensation	(40,448)	(8,760)
Other accrued expenses	4,402	1,925
Income taxes payable	(5,864)	(1,513)
Other liabilities	(23,597)	(28,980)
Other	28,452	25,055
Net cash (used in) provided by operating activities	(9,131)	79,832

Cash flows from investing activities:
Purchased property, plant and equipment	(69,055)	(50,726)
Purchased businesses, net of cash acquired	(229,314)	(5,445)
Proceeds from sale of property, plant and equipment	1,269	1,237
Cash received from government grant	3,928	-
Cash payments related to government grant	-	(1,526)
Net cash used in investing activities	(293,172)	(56,460)

Cash flows from financing activities:
Proceeds from debt	335,000	-
Repayment of long-term debt	-	(68,000)
Payment of debt issuance costs	(600)	-
Net proceeds of notes payable	3,565	9,335
Dividends paid	(18,965)	(17,244)
Contingent consideration payment	(5,000)	-
Proceeds from stock options exercised	7,837	20,621
Repurchases of common stock	(3,609)	(2,628)
Net cash provided by (used in) financing activities	318,228	(57,916)

Effect of exchange rate changes on cash and cash equivalents	(9,562)	3,607
Net change in cash and cash equivalents	6,363	(30,937)
Cash and cash equivalents at beginning of period	61,786	100,534
Cash and cash equivalents at end of period	$68,149	$69,597

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

Note 2: Acquisitions

Apollo

On January 26, 2022, we acquired Apollo Chemicals Limited, Apollo Roofing Solutions Limited and Apollo Construction Solutions Limited (collectively, "Apollo") for a base purchase price of GBP 151,214, or approximately $203,573, which was funded through borrowings on our credit facility. The agreement requires us to pay an additional GBP 1,500, or approximately $2,019, following the completion of certain environmental studies. Apollo, headquartered in Tamworth, UK, is a manufacturer of liquid adhesives, coatings and primers for the roofing, industrial and construction markets. Apollo is expected to enhance our position in key high-value, high-margin markets in the UK and throughout Europe. The acquisition fair value measurement was preliminary as of May 28, 2022. The acquisition will be included in our Construction Adhesives operating segment.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	February 26, 2022	Adjustments	May 28, 2022
Cash	$12,165	-	$12,165
Current assets	18,873	-	18,873
Property, plant and equipment	7,877	-	7,877
Goodwill	104,885	13,359	118,244
Other intangibles
Customer relationships	82,256	(14,809)	67,447
Trademarks/trade names	2,154	135	2,289
Technology	9,558	(3,096)	6,462
Current liabilities	(8,293)	(41)	(8,334)
Other liabilities	(23,883)	4,452	(19,431)
Total	$205,592	$-	$205,592

The expected useful lives of the acquired intangible assets are 12 years for customer relationships and technology and 10 years for trademarks/trade names.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $118,244 to goodwill for the expected synergies from combining Apollo with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Construction Adhesives operating segment. The Apollo acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Fourny NV

On January 11, 2022, we acquired Fourny NV ("Fourny") for a base purchase price of EUR 12,867, or approximately $14,627, which was funded through existing cash. The agreement requires us to pay an additional EUR 3,100, or approximately $3,524, 18 months following the date of acquisition. Fourny, headquartered in Willebroek, Belgium, is a manufacturer of construction and automotive adhesives. Fourny is expected to enhance our position in key high-value, high-margin markets in Europe. The acquisition fair value measurement was preliminary as of May 28, 2022 and includes intangible assets of $10,117, goodwill of $6,593, cash of $75 and other net assets of $1,366. Goodwill is not deductible for tax purposes. Fourny is recorded in our Construction Adhesives operating segment. The Fourny acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Tissue Seal, LLC

On  November 30, 2021, we acquired certain assets of Tissue Seal, LLC ("TissueSeal") for a base purchase price of $22,167, which was funded through existing cash. The agreement requires us to pay an additional $2,475 on the first anniversary of the acquisition and contingent consideration of up to $500 on November 30, 2024 based on certain agreement provisions. TissueSeal, headquartered in Ann Arbor, Michigan, is a distributor of topical tissue adhesives and sutures. With this acquisition, we add TissueSeal's regulatory clearances, customer and distribution relationships, regulatory approvals and trademarks into our portfolio of products. The acquisition fair value measurement was preliminary as of May 28, 2022 and includes intangible assets of $11,160, goodwill of $13,765 and other net assets of $217. Goodwill is deductible for tax purposes. See Note 11 for further discussion of the fair value of the contingent consideration liability. TissueSeal is recorded in our Hygiene, Health and Consumable Adhesives operating segment. The TissueSeal acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

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

D.H.M. Adhesives, Inc.

On February 3, 2020, we acquired certain assets of D.H.M. Adhesives, Inc. (“D.H.M.”) for approximately $9,500 which was funded through existing cash. In addition, the agreement required us to pay contingent consideration of up to approximately $8,100 based upon a formula related to revenue during the fiscal years ended November 27, 2021 and December 3, 2022. D.H.M., headquartered in Calhoun, Georgia, is a provider of hotmelt adhesives. The acquisition fair value measurement was final as of May 30, 2020 and includes goodwill of $1,063 and customer relationship intangible of $11,900. The fair value of the contingent consideration as of the date of acquisition was $5,000 resulting in a final purchase price of $14,500. As of November 27, 2021, the agreement provisions for the contingent consideration were met, and as a result, $8,100 was paid during the period ended February 26, 2022. Goodwill is deductible for tax purposes. D.H.M. and the related goodwill are reported in our Hygiene, Health and Consumable Adhesives operating segment. The D.H.M acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

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

	Three Months Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Cost of sales	$-	$23	$(152)	$293
Selling, general and administrative	14	(201)	(75)	1,346
	$14	$(178)	$(227)	$1,639

The restructuring charges are all recorded in Corporate Unallocated for segment reporting.

A summary of the restructuring liability is presented below:

	Employee-Related	Other	Total
Balance at November 28, 2020	$5,834	$248	$6,082
Expenses incurred	(807)	1,594	787
Non-cash charges	-	(135)	(135)
Cash payments	(3,917)	(1,707)	(5,624)
Foreign currency translation	(15)	-	(15)
Balance at November 27, 2021	1,095	-	1,095
Expenses incurred	(227)	-	(227)
Cash payments	(530)	-	(530)
Foreign currency translation	(40)	-	(40)
Balance at May 28, 2022	$298	$-	$298

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	May 28,	November 27,
	2022	2021
Raw materials	$274,704	$226,723
Finished goods	268,422	221,681
Total inventories	$543,126	$448,404

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the six months ended May 28, 2022 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 27, 2021	$325,470	$662,021	$311,354	$1,298,845
TissueSeal acquisition	13,765	-	-	13,765
Fourny acquisition	-	-	6,222	6,222
Apollo acquisition	-	-	110,815	110,815
Foreign currency translation effect	(6,250)	(17,067)	39	(23,278)
Balance at May 28, 2022	$332,985	$644,954	$428,430	$1,406,369

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	May 28, 2022
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$120,094	$1,008,089	$49,929	$11,048	$1,189,160
Accumulated amortization	(64,174)	(362,491)	(19,614)	(5,798)	(452,077)
Net identifiable intangibles	$55,920	$645,598	$30,315	$5,250	$737,083

	November 27, 2021
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$115,980	$932,644	$63,543	$11,343	$1,123,510
Accumulated amortization	(62,364)	(335,143)	(33,786)	(5,635)	(436,928)
Net identifiable intangibles	$53,616	$597,501	$29,757	$5,708	$686,582

Amortization expense with respect to amortizable intangible assets was $18,620 and $17,753 for the three months ended May 28, 2022 and May 29, 2021, respectively, and $36,412 and $35,649 for the six months ended May 28, 2022 and May 29, 2021, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$50,012	$69,293	$65,104	$62,851	$56,546	$433,277

Non-amortizable intangible assets as of  May 28, 2022 and November 27, 2021 are $468 and $493, respectively, and are related to trademarks and trade names. The change in non-amortizable assets as of May 28, 2022 compared to November 27, 2021 was due to changes in foreign currency exchange rates.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended May 28, 2022 and May 29, 2021
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2022	2021	2022	2021	2022	2021
Service cost	$-	$-	$700	$821	$-	$5
Interest cost	2,368	2,325	736	739	184	206
Expected return on assets	(7,117)	(7,781)	(1,644)	(3,104)	(2,719)	(2,236)
Amortization:
Prior service cost (benefit)	(1)	(1)	16	17	-	-
Actuarial loss	1,013	799	611	1,016	(845)	18
Settlement charge	-	-	3,329	-	-	-
Net periodic benefit	$(3,737)	$(4,658)	$3,748	$(511)	$(3,380)	$(2,007)

	Six Months Ended May 28, 2022 and May 29, 2021
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2022	2021	2022	2021	2022	2021
Service cost	$-	$-	$1,420	$1,654	$-	$11
Interest cost	4,735	4,650	1,525	1,472	367	411
Expected return on assets	(14,235)	(15,561)	(3,391)	(6,181)	(5,437)	(4,472)
Amortization:
Prior service cost (benefit)	(2)	(2)	32	34	-	-
Actuarial loss	2,027	1,599	1,260	2,038	(1,690)	36
Settlement charge	-	-	3,329	-	-	-
Net periodic benefit	$(7,475)	$(9,314)	$4,175	$(983)	$(6,760)	$(4,014)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

In the second quarter of 2022, we recognized a non-cash settlement charge of $3,329 related to the termination of our Canadian defined benefit pension plan. The settlement charge is included in other income, net in the Consolidated Statements of Income.

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended May 28, 2022				Three Months Ended May 29, 2021
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$47,203	$24			$49,102	$22
Foreign currency translation adjustment¹	$(84,098)	$-	(84,098)	(12)	$55,512	$-	55,512	12
Defined benefit pension plans adjustment²	3,872	(1,069)	2,803	-	1,851	(480)	1,371	-
Interest rate swap³	4,435	(1,088)	3,347	-	4,721	(1,157)	3,564	-
Cross currency swaps³	(1,228)	18	(1,210)	-	(1,258)	17	(1,241)	-
Other comprehensive income (loss)	$(77,019)	$(2,139)	$(79,158)	$(12)	$60,826	$(1,620)	$59,206	$12
Comprehensive income (loss)			$(31,955)	$12			$108,308	$34

	Six Months Ended May 28, 2022				Six Months Ended May 29, 2021
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$85,509	$37			$78,893	$37
Foreign currency translation adjustment¹	$(77,558)	$-	(77,558)	(21)	$78,659	$-	78,659	2
Defined benefit pension plans adjustment²	4,705	(1,413)	3,292	-	3,706	(960)	2,746	-
Interest rate swap³	12,690	(3,112)	9,578	-	10,258	(2,514)	7,744	-
Cross currency swaps³	(3,343)	50	(3,293)	-	(2,320)	33	(2,287)	-
Other comprehensive income (loss)	$(63,506)	$(4,475)	$(67,981)	(21)	$90,303	$(3,441)	86,862	2
Comprehensive income			$17,528	$16			$165,755	$39

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

The components of accumulated other comprehensive loss are as follows:

	May 28, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(209,916)	$(209,825)	$(91)
Interest rate swap, net of taxes of $112	(346)	(346)	-
Cash flow hedges, net of taxes of ($3)	190	190	-
Defined benefit pension plans adjustment, net of taxes of $42,292	(109,906)	(109,906)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(338,319)	$(338,228)	$(91)

	November 27, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(132,370)	$(132,267)	$(103)
Interest rate swap, net of taxes of $3,224	(9,924)	(9,924)	-
Cash flow hedges, net of taxes of ($53)	3,483	3,483	-
Defined benefit pension plans adjustment, net of taxes of $63,925	(113,198)	(113,198)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(270,350)	$(270,247)	$(103)

Note 8: Income Taxes

Income tax expense for the three and six months ended May 28, 2022 includes $4,149 and $1,248 of discrete tax expense, respectively, relating to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. Dollar, as well as various foreign tax matters offset by the tax effect of legal entity mergers. Excluding the discrete tax expense, the overall effective tax rate was 27.9 percent for both the three and six months ended May 28, 2022.

Income tax expense for the three and six months ended May 29, 2021 includes $600 and $558 of discrete tax benefit, respectively. Excluding the discrete tax benefit, the overall effective tax rate was 27.1 percent and 27.2 percent for the three and six months ended May 29, 2021 respectively.

As of  May 28, 2022, we had a liability of $15,414 recorded for gross unrecognized tax benefits (excluding interest) compared to $13,281 as of November 27, 2021. As of May 28, 2022 and November 27, 2021, we had accrued $3,215 and $2,448 of gross interest relating to unrecognized tax benefits, respectively.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
(Shares in thousands)	2022	2021	2022	2021
Weighted-average common shares - basic	53,497	52,839	53,425	52,666
Equivalent shares from share-based compensations plans	1,581	1,455	1,812	1,151
Weighted-average common and common equivalent shares diluted	55,078	54,294	55,237	53,817

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

Share-based compensation awards of 658,511 and 208,888 shares for the three months ended May 28, 2022 and May 29, 2021, respectively, and 744,479 and 2,107,062 shares for the six months ended May 28, 2022 and May 29, 2021, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of May 28, 2022, we had cash flow hedges of four cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $267,860 of foreign currency denominated intercompany loans into U.S. dollars, which mature in 2022. As of May 28, 2022, the combined fair value of the swaps was an asset of $24,932 and was included in other current assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a gain of$190 as of May 28, 2022. The estimated net amount of the existing gain that is reported in accumulated other comprehensive income (loss) as of May 28, 2022 that is expected to be reclassified into earnings within the next twelve months is $190. As of May 28, 2022, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of May 28, 2022:

	Fiscal Year of		Notional
	Expiration	Interest Rate	Value	Fair Value
Pay EUR	2022	3.00%	$267,860	$24,932
Receive USD		5.1803%

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income during the second quarter of 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which was amortized down to $800,000 on October 20, 2021, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. The combined fair value of the interest rate swaps was a liability of $460 at May 28, 2022 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Cross-currency swap contracts	$(1,228)	$(1,258)	$(3,343)	$(2,320)
Interest rate swap contracts	4,435	4,721	12,690	10,258

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. The combined fair value of the interest rate swaps was a liability of $33,901 at  May 28, 2022, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of May 28, 2022, we had forward foreign currency contracts maturing between May 31, 2022 and December 13, 2022. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains recognized in other income, net related to derivative instruments not designated as hedging instruments for the six months ended May 28, 2022 and May 29, 2021 were $5,089 and $404, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of May 28, 2022, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 28, 2022 and November 27, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	May 28,	Fair Value Measurements Using:
Description	2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,247	$3,247	$-	$-
Foreign exchange contract assets	9,143	-	9,143	-
Cross-currency cash flow hedge assets	24,932	-	24,932	-

Liabilities:
Foreign exchange contract liabilities	$4,053	$-	$4,053	$-
Interest rate swaps, cash flow hedge liabilities	460	-	460	-
Interest rate swaps, fair value hedge liabilities	33,901	-	33,901	-
Contingent consideration liability	500	-	-	500

	November 27,	Fair Value Measurements Using:
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,079	$2,079	$-	$-
Foreign exchange contract assets	5,725	-	5,725	-
Cross-currency cash flow hedge assets	14,496	-	14,496	-

Liabilities:
Foreign exchange contract liabilities	$6,082	$-	$6,082	$-
Interest rate swaps, cash flow hedge liabilities	12,366	-	12,366
Interest rate swaps, fair value hedge liabilities	10,539	-	10,539	-
Contingent consideration liability	8,100	-	-	8,100

Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income.

The valuation of our contingent consideration liability related to the acquisition of TissueSeal resulted in a fair value of $500 as of  May 28, 2022. As of November 27, 2021, the agreement provisions for the D.H.M contingent consideration were met, and as a result, $8,100 was paid during the period ended February 26, 2022. See Note 2 for further discussion regarding our acquisitions.  The following table provides details of the contingent consideration liabilities:

Amounts
Balance at November 27, 2021	$8,100
Acquisition	500
Payment of contingent consideration	(8,122)
Mark to market adjustment	22
Balance at May 28, 2022	$500

Balances Measured at Fair Value on a Nonrecurring Basis

We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets include intangible assets acquired in an acquisition.  The identified intangible assets of customer relationships, technology and tradenames acquired in connection with our acquisitions were measured using unobservable (Level 3) inputs.  The fair value of the intangible assets was calculated using either the income or cost approach. Significant inputs include estimated revenue growth rates, gross margins, operating expenses, attrition rate, royalty rate and discount rate.

See Note 2 for further discussion regarding our acquisitions.

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $1,819,598 and $1,618,291 as of May 28, 2022 and November 27, 2021, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $6,378 and $6,603 as of May 28, 2022 and November 27, 2021, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $3,078 and $3,333 as of May 28, 2022 and November 27, 2021, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	May 28, 2022	May 29, 2021	November 27, 2021
Lawsuits and claims settled	3	2	14
Settlement amounts	$206	$85	$639
Insurance payments received or expected to be received	$139	$55	$434

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	May 28, 2022		May 29, 2021
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$437,889	$43,267	$364,814	$38,929
Engineering Adhesives	405,346	42,917	345,373	32,075
Construction Adhesives	150,023	11,285	117,686	6,338
Total segment	$993,258	$97,469	$827,873	$77,342
Corporate Unallocated[1]	-	(9,955)	-	(8,201)
Total	$993,258	$87,514	$827,873	$69,141

	Six Months Ended
	May 28, 2022		May 29, 2021
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$827,427	$75,480	$700,482	$68,840
Engineering Adhesives	759,323	75,489	658,037	62,493
Construction Adhesives	262,989	15,641	195,258	1,635
Total segment	$1,849,739	$166,610	$1,553,777	$132,968
Corporate Unallocated	-	(22,095)	-	(15,477)
Total	$1,849,739	$144,515	$1,553,777	$117,491

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	May 28,	May 29,	May 28,	May 29,
	2022	2021	2022	2021
Operating income	$87,514	$69,141	$144,515	$117,491
Other income, net	-	11,879	6,142	19,748
Interest expense	(19,828)	(19,942)	(38,025)	(40,303)
Interest income	2,091	2,530	4,030	5,189
Income before income taxes and income from equity method investments	$69,777	$63,608	$116,662	$102,125

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended May 28, 2022

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$255,243	$166,559	$119,420	$541,222
EIMEA	123,145	133,932	23,713	280,790
Asia Pacific	59,501	104,855	6,890	171,246
Total	$437,889	$405,346	$150,023	$993,258

	Three Months Ended May 29, 2021

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$201,458	$126,450	$103,996	$431,904
EIMEA	108,310	121,585	6,506	236,401
Asia Pacific	55,046	97,338	7,184	159,568
Total	$364,814	$345,373	$117,686	$827,873

	Six Months Ended May 28, 2022
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$475,938	$299,886	$214,998	$990,822
EIMEA	237,797	249,752	34,930	522,479
Asia Pacific	113,692	209,685	13,061	336,438
Total	$827,427	$759,323	$262,989	$1,849,739

	Six Months Ended May 29, 2021
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$383,479	$239,577	$171,028	$794,084
EIMEA	204,283	223,344	11,233	438,860
Asia Pacific	112,720	195,116	12,997	320,833
Total	$700,482	$658,037	$195,258	$1,553,777

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 27, 2021 for important background information related to our business.

Net revenue in the second quarter of 2022 increased 20.0 percent from the second quarter of 2021. Net revenue increased 18.5 percent due to price, 3.4 percent due to sales volume and 2.0 percent due to the acquisition of Fourny and Apollo. Negative currency effects of 3.9 percent compared to the second quarter of 2021 were primarily driven by a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Brazilian real and Chinese renminbi compared to the U.S. dollar. Gross profit margin decreased 80 basis points primarily due to higher raw material costs and higher net revenue.

Net revenue in the first six months of 2022 increased 19.1 percent from the first six months of 2021. Net revenue increased 16.8 percent due to price, 4.6 percent due to sales volume and 1.5 percent due to the acquisition of Fourny and Apollo. Negative currency effects of 3.8 percent compared to the first six months of 2021 were primarily driven by a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Chinese renminbi and Brazilian real compared to the U.S. dollar. Gross profit margin decreased 120 basis points primarily due to higher raw material costs and higher net revenue.

Net income attributable to H.B. Fuller in the second quarter of 2022 was $47.2 million compared to $49.1 million in the second quarter of 2021. On a diluted earnings per share basis, the second quarter of 2022 was $0.86 per share compared to $0.90 per share for the second quarter of 2021.

Net income attributable to H.B. Fuller in the first six months of 2022 was $85.5 million compared to $78.9 million in the first six months of 2021. On a diluted earnings per share basis, the first six months of 2022 was $1.55 per share compared to $1.47 per share for the first six months of 2021.

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

Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). We have incurred costs of $19.7 million under this plan as of May 28, 2022. We expect to incur total costs of approximately $20.0 million ($15.8 million after-tax), which includes cash expenditures for severance and related employee costs globally, costs related to streamlining of processes, and other restructuring-related costs. The 2020 Restructuring Plan was implemented in the fourth quarter of 2019 and is currently expected to be completed in fiscal 2022.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$993.3	$827.9	20.0%	$1,849.7	$1,553.8	19.1%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2022 compared to the same periods in 2021:

	Three Months Ended	Six Months Ended
	May 28, 2022 vs. May 29, 2021	May 28, 2022 vs. May 29, 2021
Organic growth	21.9%	21.4%
M&A	2.0%	1.5%
Currency	(3.9)%	(3.8)%
Total	20.0%	19.1%

Organic growth was 21.9 percent in the second quarter of 2022 compared to the second quarter of 2021 driven by a 24.5 percent increase in Hygiene, Health and Consumable Adhesives, a 21.8 percent increase in Engineering Adhesives and a 14.3 percent increase in Construction Adhesives . The increase is predominately driven by an increase in product pricing and sales volume. The 2.0 percent increase from M&A is due to the acquisition of Fourny and Apollo. The negative 3.9 percent currency impact was primarily driven by a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Brazilian real and Chinese renminbi compared to the U.S. dollar.

Organic growth was 21.4 percent in the first six months of 2022 compared to the first six months of 2021 driven by a 23.8 percent increase in Construction Adhesives, a 22.7 percent increase in Hygiene, Health and Consumable Adhesives and a 19.3 percent increase in Engineering Adhesives. The increase is predominately driven by an increase in product pricing and sales volume. The 1.5 percent increase from M&A is due to the acquisition of Fourny and Apollo. The negative 3.8 percent currency impact was primarily driven by a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Chinese renminbi and Brazilian real compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Raw materials	$575.4	$454.9	26.5%	$1,066.4	$839.9	27.0%
Other manufacturing costs	164.3	155.4	5.7%	316.9	304.0	4.2%
Cost of sales	$739.7	$610.3	21.2%	$1,383.3	$1,143.9	20.9%
Percent of net revenue	74.5%	73.7%		74.8%	73.6%

Cost of sales in the second quarter of 2022 compared to the second quarter of 2021 increased 80 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 300 basis points in the second quarter of 2022 compared to the second quarter of 2021 due to higher raw material costs. Other manufacturing costs as a percentage of revenue decreased 220 basis points in the second quarter of 2022 compared to the second quarter of 2021 due to higher net revenue.

Cost of sales in the first six months of 2022 compared to the first six months of 2021 increased 120 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 360 basis points in the first six months of 2022 compared to the first six months of 2021 due to higher raw material costs. Other manufacturing costs as a percentage of revenue decreased 240 basis points in the first six months of 2022 compared to the first six months of 2021 due to higher net revenue.

Gross profit:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Gross profit	$253.5	$217.6	16.5%	$466.4	$409.9	13.8%
Percent of net revenue	25.5%	26.3%		25.2%	26.4%

Gross profit in the second quarter of 2022 increased 16.5 percent and gross profit margin decreased 80 basis points compared to the second quarter of 2021. The decrease in gross profit margin was primarily due to higher raw material costs and higher net revenue.

Gross profit in the first six months of 2022 increased 13.8 percent and gross profit margin decreased 120 basis points compared to the first six months of 2021. The decrease in gross profit margin was primarily due to higher raw material costs and higher net revenue.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
SG&A	$166.0	$148.4	11.9%	$321.9	$292.4	10.1%
Percent of net revenue	16.7%	17.9%		17.4%	18.8%

SG&A expenses for the second quarter of 2022 increased $17.6 million, or 11.9 percent, compared to the second quarter of 2021. The increase is primarily due to higher compensation and acquisition project costs and the impact of the Fourny and Apollo acquisitions.

SG&A expenses for the first six months of 2022 increased $29.5 million, or 10.1 percent, compared to the first six months of 2021. The increase is primarily due to higher compensation and acquisition project costs and the impact of the Fourny and Apollo acquisitions.

Other income, net:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Other income, net	$0.0	$11.9	(100.0)%	$6.1	$19.7	(69.0)%

Other income, net in the second quarter of 2022 included $4.1 million of net defined benefit pension benefits and $1.4 million of other income, offset by $5.5 million of currency transaction losses. The $4.1 million of net defined benefit pension benefits included a $3.3 million settlement loss related to the termination of our Canadian defined benefit pension plan. Other income, net in the second quarter of 2021 included $8.0 million of net defined benefit pension benefits and $5.2 million of other income, offset by $1.3 million of currency transaction losses. Other income in the second quarter of 2021 includes gains related to a legal entity merger and a transactional tax legal settlement in Brazil.

Other income, net in the first six months of 2022 included $11.5 million of net defined benefit pension benefits and $1.6 million of other income, partially offset by $7.0 million of currency transaction losses. The $11.5 million of net defined benefit pension benefits included a $3.3 million settlement loss related to the termination of our Canadian defined benefit pension plan. Other income, net in the first six months of 2021 included $15.9 million of net defined benefit pension benefits and $6.9 million of other income, offset by $3.1 million of currency transaction losses.

Interest expense:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Interest expense	$19.8	$19.9	(0.5)%	$38.0	$40.3	(5.7)%

Interest expense in the second quarter of 2022 was $19.8 million compared to $19.9 million in the second quarter of 2021. Interest expense in the second quarter of 2022 compared to the second quarter of 2021 was lower due to lower interest rates partially offset by higher debt balances.

Interest expense in the first six months of 2022 was $38.0 million compared to $40.3 million in the first six months of 2021. Interest expense in the first six months of 2022 compared to the first six months of 2021 was lower due to lower interest rates partially offset by higher debt balances.

Interest income:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Interest income	$2.1	$2.5	(16.0)%	$4.0	$5.2	(23.1)%

Interest income in the second quarter of 2022 and 2021 was $2.1 million and $2.5 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Interest income in the first six months of 2022 and 2021 was $4.0 million and $5.2 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Income taxes	$23.6	$16.7	41.3%	$33.8	$27.3	23.8%
Effective tax rate	33.9%	26.2%		29.0%	26.7%

Income tax expense of $23.6 million in the second quarter of 2022 includes $4.1 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.9 percent. The discrete tax expense relates to impacts of the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. Dollar and other various foreign tax matters. Income tax expense of $16.7 million in the second quarter of 2021 includes $0.6 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 27.1 percent. The discrete tax benefit relates to various U.S. and foreign tax matters.

Income tax expense of $33.8 million in the first six months of 2022 includes $1.2 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.9 percent. The discrete tax expense relates to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. Dollar, as well as various foreign tax matters offset by the tax effect of legal entity mergers. Income tax expense of $27.3 million in the first six months of 2021 includes $0.6 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 27.2 percent. The discrete tax benefit relates to various U.S. and foreign tax matters.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Income from equity method investments	$1.1	$2.2	(50.0)%	$2.6	$4.1	(36.6)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the second quarter and first six months of 2022 compared to the same period of 2021 relates to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net income attributable to H.B. Fuller	$47.2	$49.1	(3.9)%	$85.5	$78.9	8.4%
Percent of net revenue	4.8%	5.9%		4.6%	5.1%

The net income attributable to H.B. Fuller for the second quarter of 2022 was $47.2 million compared to $49.1 million for the second quarter of 2021. The diluted earnings per share for the second quarter of 2022 was $0.86 per share as compared to $0.90 per share for the second quarter of 2021.

The net income attributable to H.B. Fuller for the first six months of 2022 was $85.5 million compared to $78.9 million for the first six months of 2021. The diluted earnings per share for the first six months of 2022 was $1.55 per share as compared to $1.47 per share for the first six months of 2021.

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

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	May 28, 2022		May 29, 2021		May 28, 2022		May 29, 2021
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$437.9	44%	$364.8	44%	$827.4	45%	$700.5	45%
Engineering Adhesives	405.4	41%	345.4	42%	759.3	41%	658.0	42%
Construction Adhesives	150.0	15%	117.7	14%	263.0	14%	195.3	13%
Segment total	$993.3	100%	$827.9	100%	$1,849.7	100%	$1,553.8	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$993.3	100%	$827.9	100%	$1,849.7	100%	$1,553.8	100%

Segment Operating Income (Loss):

	Three Months Ended				Six Months Ended
	May 28, 2022		May 29, 2021		May 28, 2022		May 29, 2021
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$43.3	49%	$38.9	56%	$75.5	52%	$68.9	59%
Engineering Adhesives	42.9	49%	32.1	47%	75.5	52%	62.5	53%
Construction Adhesives	11.3	13%	6.3	9%	15.6	11%	1.6	1%
Segment total	$97.5	111%	$77.3	112%	$166.6	115%	$133.0	113%
Corporate Unallocated	(10.0)	(11)%	(8.2)	(12)%	(22.1)	(15)%	(15.5)	(13)%
Total	$87.5	100%	$69.1	100%	$144.5	100%	$117.5	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$437.9	$364.8	20.0%	$827.4	$700.5	18.1%
Segment operating income	$43.3	$38.9	11.3%	$75.5	$68.9	9.6%
Segment operating margin	9.9%	10.7%		9.1%	9.8%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 28, 2022 vs. May 29, 2021	May 28, 2022 vs. May 29, 2021
Organic growth	24.5%	22.7%
Currency	(4.5)%	(4.6)%
Total	20.0%	18.1%

Net revenue increased 20.0 percent in the second quarter of 2022 compared to the second quarter of 2021. The increase in organic growth was attributable to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Brazilian real and Chinese renminbi compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 420 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 230 basis points primarily due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 110 basis points due to higher net revenue. Segment operating income increased 11.3 percent and segment operating margin as a percentage of net revenue decreased 80 basis points compared to the second quarter of 2021.

Net revenue increased 18.1 percent in the first six months of 2022 compared to the first six months of 2021. The increase in organic growth was attributable to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro, Turkish lira, Argentinian peso and Colombian peso, partially offset by a stronger Chinese renminbi and Brazilian real compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 460 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 240 basis points primarily due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 150 basis points due to higher net revenue. Segment operating income increased 9.6 percent and segment operating margin as a percentage of net revenue decreased 70 basis points compared to the first six months of 2021.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$405.4	$345.4	17.4%	$759.3	$658.0	15.4%
Segment operating income	$42.9	$32.1	33.6%	$75.5	$62.5	20.8%
Segment operating margin	10.6%	9.3%		9.9%	9.5%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 28, 2022 vs. May 29, 2021	May 28, 2022 vs. May 29, 2021
Organic growth	21.8%	19.3%
Currency	(4.4)%	(3.9)%
Total	17.4%	15.4%

Net revenue increased 17.4 percent in the second quarter of 2022 compared to the second quarter of 2021. The increase in organic growth was attributable primarily due to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro and Turkish lira, partially offset by a stronger Chinese renminbi compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 240 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 210 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 160 basis points due to higher net revenue. Segment operating income increased 33.6 percent and segment operating margin increased 130 basis points compared to the second quarter of 2021.

Net revenue increased 15.4 percent in the first six months of 2022 compared to the first six months of 2021. The increase in organic growth was attributable primarily due to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro and Turkish lira, partially offset by a stronger Chinese renminbi compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 330 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 220 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 150 basis points due to higher net revenue. Segment operating income increased 20.8 percent and segment operating margin increased 40 basis points compared to the first six months of 2021.

Construction Adhesives

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$150.0	$117.7	27.5%	$263.0	$195.3	34.7%
Segment operating income	$11.3	$6.3	79.4%	$15.6	$1.6	875.0%
Segment operating margin	7.5%	5.4%		5.9%	0.8%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 28, 2022 vs. May 29, 2021	May 28, 2022 vs. May 29, 2021
Organic growth	14.3%	23.8%
M&A	14.0%	11.7%
Currency	(0.8)%	(0.8)%
Total	27.5%	34.7%

Net revenue increased 27.5 percent in the second quarter of 2022 compared to the second quarter of 2021. The increase in organic growth was attributable primarily to an increase in product pricing partially offset by a decrease in sales volume. The increase in net revenue from M&A was due to the acquisition of Fourny and Apollo during the first quarter of 2022. The negative currency effect was due to a weaker Euro and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 70 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 170 basis points due to higher net revenue and the impact of acquisitions. SG&A expenses as a percentage of net revenue decreased 110 basis points due to higher net revenue. Segment operating income increased 79.4 percent and segment operating margin increased 210 basis points compared to the second quarter of 2021.

Net revenue increased 34.7 percent in the first six months of 2022 compared to the first six months of 2021. The increase in organic growth was attributable primarily to an increase in product pricing and sales volume. The increase in net revenue from M&A was due to the acquisition of Fourny and Apollo during the first quarter of 2022. The negative currency effect was due to a weaker Euro and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 150 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 290 basis points due to higher net revenue and the impact of acquisitions. SG&A expenses as a percentage of net revenue decreased 370 basis points due to higher net revenue. Segment operating income increased 875.0 percent and segment operating margin increased 510 basis points compared to the first six months of 2021.

Corporate Unallocated

	Three Months Ended			Six Months Ended
	May 28,	May 29,	2022 vs	May 28,	May 29,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Segment operating loss	$(10.0)	$(8.2)	22.0%	$(22.1)	$(15.5)	42.6%
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, and costs related to the implementation of Project ONE.

Segment operating loss in the second quarter and first six months of 2022 increased 22.0 percent and 42.6 percent compared to the second quarter and first six months of 2021, respectively, reflecting increased acquisition project costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 28, 2022 were $68.1 million compared to $61.8 million as of November 27, 2021 and $69.6 million as of May 29, 2021. The majority of the $68.1 million in cash and cash equivalents as of May 28, 2022 was held outside the United States. Total long and short-term debt was $1,935.8 million as of May 28, 2022, $1,616.5 million as of November 27, 2021 and $1,712.4 million as of May 29, 2021. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 54.5 percent as of May 28, 2022 as compared to 50.2 percent as of November 27, 2021 and 52.2 percent as of May 29, 2021.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At May 28, 2022, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of May 28, 2022
Secured Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.9	2.9
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.9	2.9
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	6.1

●	TTM = Trailing 12 months

●	EBITDA for Term Loan B covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Term Loan B Credit Agreement and can be found in the Company’s Form 8-K filing dated October 20, 2017.

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2022.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	May 28,	May 29,
	2022	2021
Net working capital as a percentage of annualized net revenue[1]	17.1%	16.7%
Accounts receivable DSO (in days)[2]	59	61
Inventory days on hand (in days)[3]	70	67
Free cash flow after dividends[4]	$(97.2)	$11.9
Total debt to total capital ratio[5]	54.5%	52.2%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Six Months Ended
($ in millions)	May 28, 2022	May 29, 2021
Net cash (used in) provided by operating activities	$(9.1)	$79.8
Less: Purchased property, plant and equipment	69.1	50.7
Less: Dividends paid	19.0	17.2
Free cash flow after dividends	$(97.2)	$11.9

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	May 28,	May 29,
($ in millions)	2022	2021
Net cash (used in) provided by operating activities	$(9.1)	$79.8

Net income including non-controlling interest was $85.5 million in the first six months of 2022 compared to $78.9 million in the first six months of 2021. Depreciation and amortization expense totaled $72.7 million in the first six months of 2022 compared to $71.6 million in the first six months of 2021. Deferred income taxes was a use of cash of $5.0 million in 2022 compared to $1.2 million in the first six months of 2021. Accrued compensation was a use of cash of $40.4 million in 2022 compared to $8.8 million last year. Other assets was a use of cash of $21.9 million in the first six months of 2022 compared to $21.7 million in the first six months of 2021. Other liabilities was a use of cash of $23.6 million in the first six months of 2022 compared to $29.0 million in the first six months of 2021.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $103.7 million compared to a use of cash of $28.1 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Six Months Ended
	May 28,	May 29,
($ in millions)	2022	2021
Trade receivables, net	$(35.5)	$(43.2)
Inventory	(95.4)	(100.4)
Trade payables	27.2	115.5
Total cash flow impact	$(103.7)	$(28.1)

●

Trade receivables, net – Trade receivables, net was a use of cash of $35.5 million and $43.2 million in the first six months of 2022 and 2021, respectively. The lower use of cash in 2022 compared to 2021 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 59 days at May 28, 2022 and 61 days at May 29, 2021.

●

Inventory – Inventory was a use of cash of $95.4 million and $100.4 million in the first six months of 2022 and 2021, respectively. The lower use of cash in 2022 is due to lower inventory purchases in 2022 compared to 2021. Inventory days on hand were 70 days as of May 28, 2022 and 67 days as of May 29, 2021.

●

Trade payables – Trade payables was a source of cash of $27.2 million and $115.5 million in the first six months of 2022 and 2021, respectively. The lower source of cash in 2022 compared to 2021 reflects higher payments on trade payables in the current year compared to the prior year.

Cash Flows from Investing Activities:

	Six Months Ended
	May 28,	May 29,
($ in millions)	2022	2021
Net cash used in investing activities	$(293.2)	$(56.5)

Purchases of property, plant and equipment were $69.1 million during the first six months of 2022 compared to $50.7 million for the same period of 2021.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first six months of 2022, we paid cash to acquire TissueSeal for $22.2 million, Fourny for $14.5 million, net of cash acquired, and Apollo for $192.6 million, net of cash acquired.

Cash Flows from Financing Activities:

	Six Months Ended
	May 28,	May 29,
($ in millions)	2022	2021
Net cash provided by (used in) financing activities	$318.2	$(57.9)

Borrowings on our revolving credit facility were $335.0 million in the first six months of 2022 to finance acquisitions and for general working capital purposes. We did not make any payments of long-term debt in the first six months of 2022 and payments of long-term debt in the first six months of 2021 were $68.0 million. Net proceeds of notes payable were $3.6 million in the first six months of 2022 and $9.3 million in the same period of 2021. Cash dividends paid were $19.0 million in the first six months of 2022 compared to $17.2 million in the same period of 2021. Repurchases of common stock were $3.6 million in the first six months of 2022 compared to $2.6 million in the same period of 2021.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 28, 2022. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of May 28, 2022, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter ended May 28, 2022 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased[1]	per Share	(millions)

February 27, 2022 - April 2, 2022	361	$68.07	$300,000

April 3, 2022 - April 30, 2022	-	$-	$300,000

May 1, 2022 - May 28, 2022	165	$66.36	$300,000

1 The total number of shares purchased are shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock.

Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes. Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ minimum withholding taxes.

On April 7, 2022, the Board of Directors authorized a new share repurchase program of up to $300.0 million of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the April 6, 2017 authorization to repurchase shares.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 7, 2022
31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – James J. Owens
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 28, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 23, 2022	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 7, 2022
31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – James J. Owens
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 28, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).