Form 10-Q
period 2022-08-27
FULLER H B CO
filed 2022-09-22
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 53,312,943 as of September 16, 2022.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
Net revenue	$941,230	$826,830	$2,790,969	$2,380,607
Cost of sales	(692,066)	(632,880)	(2,075,392)	(1,776,744)
Gross profit	249,164	193,950	715,577	603,863
Selling, general and administrative expenses	(161,210)	(134,497)	(483,109)	(426,921)
Other income, net	6,559	6,150	12,701	25,899
Interest expense	(23,450)	(19,396)	(61,475)	(59,699)
Interest income	2,139	2,520	6,170	7,709
Income before income taxes and income from equity method investments	73,202	48,727	189,864	150,851
Income taxes	(28,259)	(19,095)	(62,023)	(46,362)
Income from equity method investments	1,587	1,998	4,236	6,071
Net income including non-controlling interest	46,530	31,630	132,077	110,560
Net income attributable to non-controlling interest	(33)	(14)	(70)	(51)
Net income attributable to H.B. Fuller	$46,497	$31,616	$132,007	$110,509

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.87	$0.60	$2.47	$2.09
Diluted	$0.84	$0.58	$2.39	$2.04

Weighted-average common shares outstanding:
Basic	53,644	53,049	53,498	52,794
Diluted	55,130	54,646	55,201	54,093

Dividends declared per common share	$0.190	$0.168	$0.548	$0.498

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
Net income including non-controlling interest	$46,530	$31,630	$132,077	$110,560
Other comprehensive (loss) income
Foreign currency translation	(87,789)	(32,006)	(165,369)	46,655
Defined benefit pension plans adjustment, net of tax	684	1,375	3,976	4,121
Interest rate swaps, net of tax	1,346	3,830	10,924	11,574
Cross-currency swaps, net of tax	(371)	(1,289)	(3,664)	(3,576)
Other comprehensive (loss) income	(86,130)	(28,090)	(154,133)	58,774
Comprehensive (loss) income	(39,600)	3,540	(22,056)	169,334
Less: Comprehensive income (loss) attributable to non-controlling interest	(13)	(13)	3	26
Comprehensive (loss) income attributable to H.B. Fuller	$(39,587)	$3,553	$(22,059)	$169,308

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 27,	November 27,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$60,708	$61,786
Trade receivables (net of allowances of $12,662 and $9,935, as of August 27, 2022 and November 27, 2021, respectively)	649,727	614,645
Inventories	547,278	448,404
Other current assets	163,213	96,335
Total current assets	1,420,926	1,221,170

Property, plant and equipment	1,526,602	1,500,989
Accumulated depreciation	(820,132)	(805,622)
Property, plant and equipment, net	706,470	695,367

Goodwill	1,375,964	1,298,845
Other intangibles, net	707,690	687,075
Other assets	360,588	372,073
Total assets	$4,571,638	$4,274,530

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$33,116	$24,983
Trade payables	485,479	500,321
Accrued compensation	88,744	109,542
Income taxes payable	42,792	15,943
Other accrued expenses	87,260	86,061
Total current liabilities	737,391	736,850

Long-term debt	1,885,041	1,591,479
Accrued pension liabilities	66,704	71,651
Other liabilities	303,817	277,190
Total liabilities	2,992,953	2,677,170

Commitments and contingencies (Note 12)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 53,298,831 and 52,777,753 as of August 27, 2022 and November 27, 2021, respectively	53,299	52,778
Additional paid-in capital	245,826	213,637
Retained earnings	1,703,278	1,600,601
Accumulated other comprehensive loss	(424,312)	(270,247)
Total H.B. Fuller stockholders' equity	1,578,091	1,596,769
Non-controlling interest	594	591
Total equity	1,578,685	1,597,360
Total liabilities, non-controlling interest and total equity	$4,571,638	$4,274,530

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive income	-	-	38,306	11,177	4	49,487
Dividends	-	-	(8,964)	-	-	(8,964)
Stock option exercises	126	5,628	-	-	-	5,754
Share-based compensation plans and other, net	187	5,601	-	-	-	5,788
Repurchases of common stock	(49)	(3,528)	-	-	-	(3,577)
Balance at February 26, 2022	$53,042	$221,338	$1,629,943	$(259,070)	$595	$1,645,848
Comprehensive income (loss)	-	-	47,203	(79,158)	12	(31,943)
Dividends	-	-	(10,177)	-	-	(10,177)
Stock option exercises	47	2,036	-	-	-	2,083
Share-based compensation plans other, net	65	8,910	-	-	-	8,975
Repurchases of common stock	(1)	(31)	-	-	-	(32)
Balance at May 28, 2022	$53,153	$232,253	$1,666,969	$(338,228)	$607	1,614,754
Comprehensive income (loss)	-	-	46,497	(86,084)	(13)	(39,600)
Dividends	-	-	(10,188)	-	-	(10,188)
Stock option exercises	135	5,549	-	-	-	5,684
Share-based compensation plans other, net	15	8,295	-	-	-	8,310
Repurchases of common stock	(4)	(271)	-	-	-	(275)
Balance at August 27, 2022	$53,299	$245,826	$1,703,278	$(424,312)	$594	1,578,685

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income	-	-	29,791	27,656	5	57,452
Dividends	-	-	(8,542)	-	-	(8,542)
Stock option exercises	147	6,251	-	-	-	6,398
Share-based compensation plans and other, net	150	7,423	-	-	-	7,573
Repurchases of common stock	(49)	(2,531)	-	-	-	(2,580)
Balance at February 27, 2021	$52,155	$169,010	$1,495,655	$(275,203)	$546	$1,442,163
Comprehensive income	-	-	49,102	59,206	34	108,342
Dividends	-	-	(8,870)	-	-	(8,870)
Stock option exercises	318	13,887	-	-	-	14,205
Share-based compensation plans other, net	27	7,393	-	-	-	7,420
Repurchases of common stock	(1)	(47)	-	-	-	(48)
Balance at May 29, 2021	$52,499	$190,243	$1,535,887	$(215,997)	$580	$1,563,212
Comprehensive income	-	-	31,616	(28,063)	(13)	3,540
Dividends	-	-	(8,884)	-	-	(8,884)
Stock option exercises	49	1,401	-	-	-	1,450
Share-based compensation plans other, net	3	8,575	-	-	-	8,578
Repurchases of common stock	(1)	(39)	-	-	-	(40)
Balance at August 28, 2021	$52,550	$200,180	$1,558,619	$(244,060)	$567	$1,567,856

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	August 27, 2022	August 28, 2021
Cash flows from operating activities:
Net income including non-controlling interest	$132,077	$110,560
Adjustments to reconcile net income including non-controlling interest to net cash (used in) provided by operating activities:
Depreciation	54,297	54,158
Amortization	55,088	53,464
Deferred income taxes	(4,968)	(1,547)
Income from equity method investments, net of dividends received	1,420	4,363
Loss (gain) on sale or disposal of assets	(1,130)	641
Share-based compensation	20,358	19,400
Pension and other post-retirement benefit plan activity	(15,324)	(23,192)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(51,629)	(61,900)
Inventories	(112,390)	(141,112)
Other assets	(40,329)	(26,060)
Trade payables	17,381	176,210
Accrued compensation	(17,275)	(1,283)
Other accrued expenses	1,614	(2,292)
Income taxes payable	10,201	1,001
Other liabilities	(35,940)	(53,498)
Other	35,246	52,221
Net cash provided by operating activities	48,697	161,134

Cash flows from investing activities:
Purchased property, plant and equipment	(98,352)	(77,237)
Purchased businesses, net of cash acquired	(242,870)	(5,445)
Proceeds from sale of property, plant and equipment	1,281	2,751
Cash received from government grant	3,928	5,800
Cash payments related to government grant	-	(1,526)
Net cash used in investing activities	(336,013)	(75,657)

Cash flows from financing activities:
Proceeds from debt	335,000	-
Repayment of long-term debt	(15,000)	(118,000)
Payment of debt issuance costs	(600)	-
Net proceeds of notes payable	6,707	9,846
Dividends paid	(29,067)	(26,045)
Contingent consideration payment	(5,000)	-
Proceeds from stock options exercised	13,522	22,053
Repurchases of common stock	(3,885)	(2,668)
Net cash provided by (used in) financing activities	301,677	(114,814)

Effect of exchange rate changes on cash and cash equivalents	(15,439)	(3,063)
Net change in cash and cash equivalents	(1,078)	(32,400)
Cash and cash equivalents at beginning of period	61,786	100,534
Cash and cash equivalents at end of period	$60,708	$68,134

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

Note 2: Acquisitions

ZKLT

On August 16, 2022, we acquired ZKLT Polymer Co., Ltd. ("ZKLT") for a base purchase price of 102,812 Chinese renminbi, or approximately $15,183, which was funded through existing cash. We are also required to pay 27,000 Chinese renminbi, or approximately $3,987, with half to be paid on each of the 12 month and 18 month anniversaries of the closing date, as well as contingent consideration up to 30,000 Chinese renminbi, or approximately $4,430, following the completion of certain performance goals and conditions. ZKLT, headquartered in Chongquin City, China, is a manufacturer of liquid adhesives primarily for the automotive market. The acquisition of ZKLT is expected to add market knowledge, strong customer relationships and a strategic manufacturing location to further strengthen our presence in Southwest China. The acquisition fair value measurement was preliminary as of August 27, 2022 and includes intangible assets of $3,042, goodwill of $8,175 and other net assets of $7,953. Goodwill is not deductible for tax purposes. See Note 11 for further discussion of the fair value of the contingent consideration. ZKLT will be included in our Engineering Adhesives operating segment. The ZKLT acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Apollo

On January 26, 2022, we acquired Apollo Chemicals Limited, Apollo Roofing Solutions Limited and Apollo Construction Solutions Limited (collectively, "Apollo") for a base purchase price of 151,214 British pound sterling, or approximately $203,573, which was funded through borrowings on our credit facility. The agreement requires us to pay an additional 1,500 British pound sterling, or approximately $2,019, following the completion of certain environmental studies. As of August 27, 2022, the environmental studies were complete and the $2,019 was paid. Apollo, headquartered in Tamworth, UK, is a manufacturer of liquid adhesives, coatings and primers for the roofing, industrial and construction markets. Apollo is expected to enhance our position in key high-value, high-margin markets in the UK and throughout Europe. The acquisition fair value measurement was preliminary as of August 27, 2022. The acquisition will be included in our Construction Adhesives operating segment.

The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

	February 26, 2022	Adjustments	August 27, 2022
Cash	$12,165	-	$12,165
Current assets	17,283	(51)	17,232
Property, plant and equipment	7,877	-	7,877
Goodwill	104,885	13,410	118,295
Other intangibles
Customer relationships	82,256	(14,809)	67,447
Trademarks/trade names	2,154	135	2,289
Technology	9,558	(3,096)	6,462
Other assets	1,590	-	1,590
Current liabilities	(8,293)	(41)	(8,334)
Other liabilities	(23,883)	4,452	(19,431)
Total	$205,592	$-	$205,592

The expected useful lives of the acquired intangible assets are 15 years for technology, 10 years for customer relationships and five years for trademarks/trade names.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $118,295 to goodwill for the expected synergies from combining Apollo with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Construction Adhesives operating segment. The Apollo acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Fourny NV

On January 11, 2022, we acquired Fourny NV ("Fourny") for a base purchase price of 12,867 Euro, or approximately $14,627, which was funded through existing cash. The agreement requires us to pay an additional 3,100 Euro, or approximately $3,524, 18 months following the date of acquisition. Fourny, headquartered in Willebroek, Belgium, is a manufacturer of construction and automotive adhesives. Fourny is expected to enhance our position in key high-value, high-margin markets in Europe. The acquisition fair value measurement was preliminary as of August 27, 2022 and includes intangible assets of $10,117, goodwill of $6,617, cash of $75 and other net assets of $1,342. Goodwill is not deductible for tax purposes. Fourny is recorded in our Construction Adhesives operating segment. The Fourny acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

Tissue Seal, LLC

On  November 30, 2021, we acquired certain assets of Tissue Seal, LLC ("TissueSeal") for a base purchase price of $22,167, which was funded through existing cash. The agreement requires us to pay an additional $2,475 on the first anniversary of the acquisition and contingent consideration of up to $500 on November 30, 2024 based on certain agreement provisions. TissueSeal, headquartered in Ann Arbor, Michigan, is a distributor of topical tissue adhesives and sutures. With this acquisition, we add TissueSeal's regulatory clearances, customer and distribution relationships, regulatory approvals and trademarks into our portfolio of products. The acquisition fair value measurement was preliminary as of August 27, 2022 and includes intangible assets of $11,160, goodwill of $13,765 and other net assets of $217. Goodwill is deductible for tax purposes. See Note 11 for further discussion of the fair value of the contingent consideration liability. TissueSeal is recorded in our Hygiene, Health and Consumable Adhesives operating segment. The TissueSeal acquisition does not represent a material business combination, and therefore pro forma financial information is not provided.

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

	Three Months Ended		Nine Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Cost of sales	$-	$(5)	$(152)	$288
Selling, general and administrative	(222)	(187)	(297)	1,159
	$(222)	$(192)	$(449)	$1,447

The restructuring charges are all recorded in Corporate Unallocated for segment reporting.

A summary of the restructuring liability is presented below:

	Employee-Related	Other	Total
Balance at November 28, 2020	$5,834	$248	$6,082
Expenses incurred	(807)	1,594	787
Non-cash charges	-	(135)	(135)
Cash payments	(3,917)	(1,707)	(5,624)
Foreign currency translation	(15)	-	(15)
Balance at November 27, 2021	1,095	-	1,095
Expenses incurred	(449)	-	(449)
Cash payments	(529)	-	(529)
Foreign currency translation	(47)	-	(47)
Balance at August 27, 2022	$70	$-	$70

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses in the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	August 27,	November 27,
	2022	2021
Raw materials	$264,779	$226,723
Finished goods	282,499	221,681
Total inventories	$547,278	$448,404

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the nine months ended August 27, 2022 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at November 27, 2021	$325,470	$662,021	$311,354	$1,298,845
TissueSeal acquisition	13,765	-	-	13,765
Fourny acquisition	-	-	6,617	6,617
Apollo acquisition	-	-	118,295	118,295
ZKLT acquisition	-	8,175	-	8,175
Foreign currency translation effect	(17,100)	(36,536)	(16,097)	(69,733)
Balance at August 27, 2022	$322,135	$633,660	$420,169	$1,375,964

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	August 27, 2022
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$117,440	$991,789	$49,379	$11,004	$1,169,612
Accumulated amortization	(63,926)	(372,198)	(20,252)	(5,980)	(462,356)
Net identifiable intangibles	$53,514	$619,591	$29,127	$5,024	$707,256

	November 27, 2021
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$115,980	$932,644	$63,543	$11,343	$1,123,510
Accumulated amortization	(62,364)	(335,143)	(33,786)	(5,635)	(436,928)
Net identifiable intangibles	$53,616	$597,501	$29,757	$5,708	$686,582

Amortization expense with respect to amortizable intangible assets was $18,676 and $17,815 for the three months ended August 27, 2022 and August 28, 2021, respectively, and $55,088 and $53,464 for the nine months ended August 27, 2022 and August 28, 2021, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2022	2023	2024	2025	2026	Thereafter
Amortization expense	$31,804	$67,995	$64,095	$61,948	$55,709	$425,705

Non-amortizable intangible assets as of  August 27, 2022 and November 27, 2021 are $434 and $493, respectively, and are related to trademarks and trade names. The change in non-amortizable assets as of August 27, 2022 compared to November 27, 2021 was due to changes in foreign currency exchange rates.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended August 27, 2022 and August 28, 2021
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2022	2021	2022	2021	2022	2021
Service cost	$-	$-	$666	$824	$-	$5
Interest cost	2,368	2,325	679	743	184	206
Expected return on assets	(7,117)	(7,781)	(1,525)	(3,120)	(2,719)	(2,236)
Amortization:
Prior service cost (benefit)	(1)	(1)	15	17	-	-
Actuarial loss (gain)	1,013	799	570	1,020	(845)	18
Settlement charge	-	-	-	-	-	-
Net periodic benefit	$(3,737)	$(4,658)	$405	$(516)	$(3,380)	$(2,007)

	Nine Months Ended August 27, 2022 and August 28, 2021
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic cost (benefit):	2022	2021	2022	2021	2022	2021
Service cost	$-	$-	$2,086	$2,478	$-	$16
Interest cost	7,103	6,974	2,204	2,215	551	616
Expected return on assets	(21,353)	(23,342)	(4,916)	(9,301)	(8,156)	(6,708)
Amortization:
Prior service cost (benefit)	(2)	(2)	47	51	-	-
Actuarial loss (gain)	3,040	2,398	1,830	3,059	(2,535)	55
Settlement charge	-	-	3,329	-	-	-
Net periodic benefit	$(11,212)	$(13,972)	$4,580	$(1,498)	$(10,140)	$(6,021)

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

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended August 27, 2022				Three Months Ended August 28, 2021
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$46,497	$33			$31,616	$14
Foreign currency translation adjustment¹	$(87,743)	$-	(87,743)	(46)	$(31,979)	$-	(31,979)	(27)
Defined benefit pension plans adjustment²	778	(94)	684	-	1,855	(480)	1,375	-
Interest rate swap³	1,783	(437)	1,346	-	5,074	(1,244)	3,830	-
Cross currency swaps³	(377)	6	(371)	-	(1,309)	20	(1,289)	-
Other comprehensive loss	$(85,559)	$(525)	$(86,084)	$(46)	$(26,359)	$(1,704)	$(28,063)	$(27)
Comprehensive income (loss)			$(39,587)	$(13)			$3,553	$(13)

	Nine Months Ended August 27, 2022				Nine Months Ended August 28, 2021
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$132,007	$70			$110,509	$51
Foreign currency translation adjustment¹	$(165,302)	$-	(165,302)	(67)	$46,680	$-	46,680	(25)
Defined benefit pension plans adjustment²	5,483	(1,507)	3,976	-	5,561	(1,440)	4,121	-
Interest rate swap³	14,473	(3,549)	10,924	-	15,332	(3,758)	11,574	-
Cross currency swaps³	(3,720)	56	(3,664)	-	(3,629)	53	(3,576)	-
Other comprehensive income (loss)	$(149,066)	$(5,000)	$(154,066)	(67)	$63,944	$(5,145)	58,799	(25)
Comprehensive income			$(22,059)	$3			$169,308	$26

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

The components of accumulated other comprehensive loss are as follows:

	August 27, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(297,604)	$(297,568)	$(36)
Interest rate swap, net of taxes of ($325)	1,000	1,000	-
Cash flow hedges, net of taxes of $3	(181)	(181)	-
Defined benefit pension plans adjustment, net of taxes of $62,418	(109,222)	(109,222)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(424,348)	$(424,312)	$(36)

	November 27, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(132,370)	$(132,267)	$(103)
Interest rate swap, net of taxes of $3,224	(9,924)	(9,924)	-
Cash flow hedges, net of taxes of ($53)	3,483	3,483	-
Defined benefit pension plans adjustment, net of taxes of $63,925	(113,198)	(113,198)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(270,350)	$(270,247)	$(103)

Note 8: Income Taxes

Income tax expense for the three and nine months ended August 27, 2022 includes $6,449 and $7,696 of discrete tax expense, respectively, primarily relating to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. Dollar, as well as various foreign tax matters offset by the tax effect of legal entity mergers. Excluding the discrete tax expense, the overall effective tax rate was 29.9 percent and 28.7 percent for the three and nine months ended August 27, 2022 respectively.

Income tax expense for the three and nine months ended August 28, 2021 includes $5,626 and $5,068 of discrete tax expense, respectively, relating to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. Dollar, as well as various foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.6 percent and 27.4 percent for the three and nine months ended August 28, 2021 respectively.

As of  August 27, 2022, we had a liability of $14,541 recorded for gross unrecognized tax benefits (excluding interest) compared to $13,281 as of November 27, 2021. As of August 27, 2022 and November 27, 2021, we had accrued $4,555 and $2,448 of gross interest relating to unrecognized tax benefits, respectively.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
(Shares in thousands)	2022	2021	2022	2021
Weighted-average common shares - basic	53,644	53,049	53,498	52,794
Equivalent shares from share-based compensations plans	1,486	1,597	1,703	1,299
Weighted-average common and common equivalent shares diluted	55,130	54,646	55,201	54,093

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

Share-based compensation awards of 573,914 and 93,876 shares for the three months ended August 27, 2022 and August 28, 2021, respectively, and 691,856 and 1,655,852 shares for the nine months ended August 27, 2022 and August 28, 2021, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

As of August 27, 2022, we had cash flow hedges of four cross-currency swap agreements effective October 20, 2017 to convert a notional amount of $267,860 of foreign currency denominated intercompany loans into U.S. dollars, which mature in 2022. As of August 27, 2022, the combined fair value of the swaps was an asset of $42,329 and was included in other current assets in the Consolidated Balance Sheets. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness. The amount in accumulated other comprehensive income (loss) related to cross-currency swaps was a loss of$181 as of August 27, 2022. The estimated net amount of the existing loss that is reported in accumulated other comprehensive income (loss) as of August 27, 2022 that is expected to be reclassified into earnings within the next twelve months is $181. As of August 27, 2022, we do not believe any gains or losses will be reclassified into earnings as a result of the discontinuance of these cash flow hedges because the original forecasted transaction will not occur.

The following table summarizes the cross-currency swaps outstanding as of August 27, 2022:

	Fiscal Year of		Notional
	Expiration	Interest Rate	Value	Fair Value
Pay EUR	2022	3.00%	$267,860	$42,329
Receive USD		5.1803%

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income during the second quarter of 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which was amortized down to $800,000 on October 20, 2021, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. These interest rate swap agreements mature on October 20, 2022. The combined fair value of the interest rate swaps was an asset of $802 at August 27, 2022 and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1,125,000 variable rate Term Loan B are compared with the change in the fair value of the swaps.

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

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Cross-currency swap contracts	$(377)	$(1,309)	$(3,720)	$(3,629)
Interest rate swap contracts	1,783	5,074	14,473	15,332

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. These interest rate swap agreements mature on October 15, 2028.The combined fair value of the interest rate swaps was a liability of $38,069 at  August 27, 2022, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of August 27, 2022, we had forward foreign currency contracts maturing between August 29, 2022 and December 13, 2022. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains recognized in other income, net related to derivative instruments not designated as hedging instruments for the nine months ended August 27, 2022 and August 28, 2021 were $2,378 and $1,428, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 27, 2022, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 27, 2022 and November 27, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	August 27,	Fair Value Measurements Using:
Description	2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,388	$3,388	$-	$-
Foreign exchange contract assets	6,381	-	6,381	-
Cross-currency cash flow hedge assets	42,329	-	42,329	-
Interest rate swaps, cash flow hedge liabilities	802	-	802	-

Liabilities:
Foreign exchange contract liabilities	$4,003	$-	$4,003	$-
Interest rate swaps, fair value hedge liabilities	38,069	-	38,069	-
Contingent consideration liabilities	4,930	-	-	4,930

	November 27,	Fair Value Measurements Using:
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,079	$2,079	$-	$-
Foreign exchange contract assets	5,725	-	5,725	-
Cross-currency cash flow hedge assets	14,496	-	14,496	-

Liabilities:
Foreign exchange contract liabilities	$6,082	$-	$6,082	$-
Interest rate swaps, cash flow hedge liabilities	12,366	-	12,366
Interest rate swaps, fair value hedge liabilities	10,539	-	10,539	-
Contingent consideration liability	8,100	-	-	8,100

Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income.

The valuation of our contingent consideration liability related to the acquisition of ZKLT with a fair value of $4,430 and TissueSeal with a fair value of $500 as of  August 27, 2022. As of November 27, 2021, the agreement provisions for the D.H.M contingent consideration were met, and as a result, $8,122 was paid during the period ended February 26, 2022. See Note 2 for further discussion regarding our acquisitions. The following table provides details of the contingent consideration liabilities:

Amounts
Balance at November 27, 2021	$8,100
Acquisitions	4,930
Payment of contingent consideration	(8,122)
Mark to market adjustment	22
Balance at August 27, 2022	$4,930

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $1,508,239 and $1,618,291 as of August 27, 2022 and November 27, 2021, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $6,127 and $6,603 as of August 27, 2022 and November 27, 2021, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $2,962 and $3,333 as of August 27, 2022 and November 27, 2021, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	August 27, 2022	August 28, 2021	November 27, 2021
Lawsuits and claims settled	3	2	14
Settlement amounts	$206	$85	$639
Insurance payments received or expected to be received	$139	$55	$434

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	August 27, 2022		August 28, 2021
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$424,978	$47,470	$369,439	$29,652
Engineering Adhesives	378,264	39,776	342,300	34,087
Construction Adhesives	137,988	6,391	115,091	3,339
Total segment	$941,230	$93,637	$826,830	$67,078
Corporate Unallocated[1]	-	(5,683)	-	(7,625)
Total	$941,230	$87,954	$826,830	$59,453

	Nine Months Ended
	August 27, 2022		August 28, 2021
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$1,252,405	$122,950	$1,069,922	$98,493
Engineering Adhesives	1,137,587	115,266	1,000,337	96,580
Construction Adhesives	400,977	22,032	310,348	4,974
Total segment	$2,790,969	$260,248	$2,380,607	$200,047
Corporate Unallocated	-	(27,780)	-	(23,105)
Total	$2,790,969	$232,468	$2,380,607	$176,942

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
Operating income	$87,954	$59,453	$232,468	$176,942
Other income, net	6,559	6,150	12,701	25,899
Interest expense	(23,450)	(19,396)	(61,475)	(59,699)
Interest income	2,139	2,520	6,170	7,709
Income before income taxes and income from equity method investments	$73,202	$48,727	$189,864	$150,851

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended August 27, 2022

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$261,751	$165,398	$106,169	$533,318
EIMEA	114,186	111,734	23,519	249,439
Asia Pacific	49,041	101,132	8,300	158,473
Total	$424,978	$378,264	$137,988	$941,230

	Three Months Ended August 28, 2021

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$210,589	$127,683	$103,475	$441,747
EIMEA	108,626	121,905	4,958	235,489
Asia Pacific	50,224	92,712	6,658	149,594
Total	$369,439	$342,300	$115,091	$826,830

	Nine Months Ended August 27, 2022
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$737,689	$465,285	$321,167	$1,524,141
EIMEA	351,983	361,485	58,450	771,918
Asia Pacific	162,733	310,817	21,360	494,910
Total	$1,252,405	$1,137,587	$400,977	$2,790,969

	Nine Months Ended August 28, 2021
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$594,071	$367,260	$274,502	$1,235,833
EIMEA	312,908	345,249	16,191	674,348
Asia Pacific	162,943	287,828	19,655	470,426
Total	$1,069,922	$1,000,337	$310,348	$2,380,607

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 27, 2021 for important background information related to our business.

Net revenue in the third quarter of 2022 increased 13.8 percent from the third quarter of 2021. Net revenue increased 18.7 percent due to price and 2.0 percent due to the acquisition of Fourny and Apollo, partially offset by a 0.3 percent decrease in sales volume. Negative currency effects of 6.6 percent compared to the third quarter of 2021 were primarily driven by a weaker Euro, Turkish lira, Chinese renminbi, British pound and Argentinian peso compared to the U.S. dollar. Gross profit margin increased 300 basis points primarily due to higher product pricing partially offset by higher raw material costs.

Net revenue in the first nine months of 2022 increased 17.2 percent from the first nine months of 2021. Net revenue increased 17.6 percent due to price, 2.8 percent due to sales volume and 1.6 percent due to the acquisitions of Fourny and Apollo. Negative currency effects of 4.8 percent compared to the first nine months of 2021 were primarily driven by a weaker Euro, Turkish lira, British pound and Argentinian peso, partially offset by a stronger Brazilian real compared to the U.S. dollar. Gross profit margin increased 20 basis points.

Net income attributable to H.B. Fuller in the third quarter of 2022 was $46.5 million compared to $31.6 million in the third quarter of 2021. On a diluted earnings per share basis, the third quarter of 2022 was $0.84 per share compared to $0.58 per share for the third quarter of 2021.

Net income attributable to H.B. Fuller in the first nine months of 2022 was $132.0 million compared to $110.5 million in the first nine months of 2021. On a diluted earnings per share basis, the first nine months of 2022 was $2.39 per share compared to $2.04 per share for the first nine months of 2021.

Market Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The COVID-19 pandemic continues to have an impact on global economies, supply chains and industrial production. Although government restrictions have been relaxed, it is currently not possible to estimate additional impacts this outbreak may have on our business. We continue to effectively manage our global operations focusing on the health and safety of our employees and ensuring business continuity across our supplier, manufacturing and distribution networks.

See "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended November 27, 2021 as filed with the Securities and Exchange Commission for further information of the effects of the COVID-19 pandemic on our business including raw material cost and availability.

Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). We have incurred costs of $20.1 million under this plan as of August 27, 2022, which is substantially complete.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$941.2	$826.8	13.8%	$2,791.0	$2,380.6	17.2%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2022 compared to the same periods in 2021:

	Three Months Ended	Nine Months Ended
	August 27, 2022 vs. August 28, 2021	August 27, 2022 vs. August 28, 2021
Organic growth	18.4%	20.4%
M&A	2.0%	1.6%
Currency	(6.6)%	(4.8)%
Total	13.8%	17.2%

Organic growth was 18.4 percent in the third quarter of 2022 compared to the third quarter of 2021 driven by a 22.9 percent increase in Hygiene, Health and Consumable Adhesives, a 17.5 percent increase in Engineering Adhesives and a 6.9 percent increase in Construction Adhesives. The increase is predominately driven by an increase in product pricing, partially offset by a slight decrease in volume. The 2.0 percent increase from M&A is due to the acquisitions of Fourny and Apollo. The negative 6.6 percent currency impact was primarily driven by a weaker Euro, Turkish lira, Chinese Renminbi, British pound and Argentinian peso compared to the U.S. dollar.

Organic growth was 20.4 percent in the first nine months of 2022 compared to the first nine months of 2021 driven by a 22.7 percent increase in Hygiene, Health and Consumable Adhesives, a 18.7 percent increase in Engineering Adhesives and a 17.6 percent increase in Construction Adhesives. The increase is driven by an increase in product pricing and sales volume. The 1.6 percent increase from M&A is due to the acquisitions of Fourny and Apollo. The negative 4.8 percent currency impact was primarily driven by a weaker Euro, Turkish lira, British pound and Argentinian peso, partially offset by a stronger Brazilian real compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Raw materials	$540.3	$477.9	13.1%	$1,606.7	$1,317.7	21.9%
Other manufacturing costs	151.8	155.0	(2.1)%	468.7	459.0	2.1%
Cost of sales	$692.1	$632.9	9.4%	$2,075.4	$1,776.7	16.8%
Percent of net revenue	73.5%	76.5%		74.4%	74.6%

Cost of sales in the third quarter of 2022 compared to the third quarter of 2021 decreased 300 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 40 basis points in the third quarter of 2022 compared to the third quarter of 2021. Other manufacturing costs as a percentage of revenue decreased 260 basis points in the third quarter of 2022 compared to the third quarter of 2021 due to higher product pricing.

Cost of sales in the first nine months of 2022 compared to the first nine months of 2021 decreased 20 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 220 basis points in the first nine months of 2022 compared to the first nine months of 2021 due to higher raw material costs. Other manufacturing costs as a percentage of revenue decreased 240 basis points in the first nine months of 2022 compared to the first nine months of 2021 due to higher net revenue.

Gross profit:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Gross profit	$249.2	$194.0	28.5%	$715.6	$603.9	18.5%
Percent of net revenue	26.5%	23.5%		25.6%	25.4%

Gross profit in the third quarter of 2022 increased 28.5 percent and gross profit margin increased 300 basis points compared to the third quarter of 2021. The increase in gross profit margin was primarily due to higher product pricing.

Gross profit in the first nine months of 2022 increased 18.5 percent and gross profit margin increased 20 basis points compared to the first nine months of 2021.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
SG&A	$161.2	$134.5	19.9%	$483.1	$426.9	13.2%
Percent of net revenue	17.1%	16.3%		17.3%	17.9%

SG&A expenses for the third quarter of 2022 increased $26.7 million, or 19.9 percent, compared to the third quarter of 2021. The increase is primarily due to higher compensation and acquisition project costs, partially offset by the favorable impact of foreign currency exchange rates on spending outside the U.S.

SG&A expenses for the first nine months of 2022 increased $56.2 million, or 13.2 percent, compared to the first nine months of 2021. The increase is primarily due to higher compensation and acquisition project costs and the impact of acquisitions.

Other income, net:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Other income, net	$6.6	$6.2	6.5%	$12.7	$25.9	(51.0)%

Other income, net in the third quarter of 2022 included $7.4 million of net defined benefit pension benefits and $1.8 million of other income, offset by $2.6 million of currency transaction losses. Other income, net in the third quarter of 2021 included $8.0 million of net defined benefit pension benefits, partially offset by $1.4 million of currency transaction losses and $0.4 million of other income.

Other income, net in the first nine months of 2022 included $18.9 million of net defined benefit pension benefits and $3.4 million of other income, partially offset by $9.6 million of currency transaction losses. The $18.9 million of net defined benefit pension benefits included a $3.3 million settlement loss related to the termination of our Canadian defined benefit pension plan. Other income, net in the first nine months of 2021 included $23.9 million of net defined benefit pension benefits and $6.5 million of other income, partially offset by $4.5 million of currency transaction losses.

Interest expense:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Interest expense	$23.5	$19.4	21.1%	$61.5	$59.7	3.0%

Interest expense in the third quarter of 2022 was $23.5 million compared to $19.4 million in the third quarter of 2021. Interest expense in the third quarter of 2022 compared to the third quarter of 2021 was higher due to higher interest rates and higher debt balances.

Interest expense in the first nine months of 2022 was $61.5 million compared to $59.7 million in the first nine months of 2021. Interest expense in the first nine months of 2022 compared to the first nine months of 2021 was higher due to higher interest rates and higher debt balances.

Interest income:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Interest income	$2.1	$2.5	(16.0)%	$6.2	$7.7	(19.5)%

Interest income in the third quarter of 2022 and 2021 was $2.1 million and $2.5 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Interest income in the first nine months of 2022 and 2021 was $6.2 million and $7.7 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Income taxes	$28.3	$19.1	48.2%	$62.0	$46.4	33.6%
Effective tax rate	38.7%	39.2%		32.7%	30.7%

Income tax expense of $28.3 million in the third quarter of 2022 includes $6.4 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 29.9 percent. The discrete tax expense relates to impacts of the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and other various U.S. and foreign tax matters. Income tax expense of $19.1 million in the third quarter of 2021 includes $5.6 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.6 percent. The discrete tax expense relates to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and other various U.S. and foreign tax matters.

Income tax expense of $62.0 million in the first nine months of 2022 includes $7.7 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.7 percent. The discrete tax expense relates to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar, as well as various U.S. and foreign tax matters offset by the tax effect of legal entity mergers. Income tax expense of $46.4 million in the first nine months of 2021 includes $5.1 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.4 percent. The discrete tax expense relates to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and various U.S. and foreign tax matters.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Income from equity method investments	$1.6	$2.0	(20.0)%	$4.2	$6.1	(31.1)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the third quarter and first nine months of 2022 compared to the same period of 2021 is due to the unfavorable impact of the weakening of the Japanese yen against the U.S. dollar offset by higher net income in the joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net income attributable to H.B. Fuller	$46.5	$31.6	47.2%	$132.0	$110.5	19.5%
Percent of net revenue	4.9%	3.8%		4.7%	4.6%

The net income attributable to H.B. Fuller for the third quarter of 2022 was $46.5 million compared to $31.6 million for the third quarter of 2021. The diluted earnings per share for the third quarter of 2022 was $0.84 per share as compared to $0.58 per share for the third quarter of 2021.

The net income attributable to H.B. Fuller for the first nine months of 2022 was $132.0 million compared to $110.5 million for the first nine months of 2021. The diluted earnings per share for the first nine months of 2022 was $2.39 per share as compared to $2.04 per share for the first nine months of 2021.

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

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	August 27, 2022		August 28, 2021		August 27, 2022		August 28, 2021
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$425.0	45%	$369.4	45%	$1,252.4	45%	$1,069.9	45%
Engineering Adhesives	378.2	40%	342.3	41%	1,137.6	41%	1,000.3	42%
Construction Adhesives	138.0	15%	115.1	14%	401.0	14%	310.4	13%
Segment total	$941.2	100%	$826.8	100%	$2,791.0	100%	$2,380.6	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$941.2	100%	$826.8	100%	$2,791.0	100%	$2,380.6	100%

Segment Operating Income (Loss):

	Three Months Ended				Nine Months Ended
	August 27, 2022		August 28, 2021		August 27, 2022		August 28, 2021
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$47.5	54%	$29.7	50%	$122.9	53%	$98.5	56%
Engineering Adhesives	39.8	45%	34.1	57%	115.3	50%	96.6	54%
Construction Adhesives	6.4	7%	3.3	6%	22.0	9%	4.9	3%
Segment total	$93.7	106%	$67.1	113%	$260.2	112%	$200.0	113%
Corporate Unallocated	(5.7)	(6)%	(7.6)	(13)%	(27.7)	(12)%	(23.1)	(13)%
Total	$88.0	100%	$59.5	100%	$232.5	100%	$176.9	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$425.0	$369.4	15.1%	$1,252.4	$1,069.9	17.0%
Segment operating income	$47.5	$29.7	59.9%	$122.9	$98.5	24.8%
Segment operating margin	11.2%	8.0%		9.8%	9.2%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 27, 2022 vs. August 28, 2021	August 27, 2022 vs. August 28, 2021
Organic growth	22.9%	22.7%
Currency	(7.8)%	(5.7)%
Total	15.1%	17.0%

Net revenue increased 15.1 percent in the third quarter of 2022 compared to the third quarter of 2021. The increase in organic growth was attributable to an increase in product pricing, partially offset by sales volume. The negative currency effect was due to a weaker Euro, Turkish lira, Argentinian peso, Egyptian pound and Chinese renminbi compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 30 basis points. Other manufacturing costs as a percentage of net revenue decreased 360 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue increased 10 basis points. Segment operating income increased 59.9 percent and segment operating margin as a percentage of net revenue increased 320 basis points compared to the third quarter of 2021.

Net revenue increased 17.0 percent in the first nine months of 2022 compared to the first nine months of 2021. The increase in organic growth was attributable to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro, Turkish lira and Argentinian peso, partially offset by a stronger Brazilian real compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 310 basis points due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 280 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 90 basis points due to higher net revenue. Segment operating income increased 24.8 percent and segment operating margin as a percentage of net revenue increased 60 basis points compared to the first nine months of 2021.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$378.2	$342.3	10.5%	$1,137.6	$1,000.3	13.7%
Segment operating income	$39.8	$34.1	16.7%	$115.3	$96.6	19.4%
Segment operating margin	10.5%	10.0%		10.1%	9.7%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 27, 2022 vs. August 28, 2021	August 27, 2022 vs. August 28, 2021
Organic growth	17.5%	18.7%
Currency	(7.0)%	(5.0)%
Total	10.5%	13.7%

Net revenue increased 10.5 percent in the third quarter of 2022 compared to the third quarter of 2021. The increase in organic growth was attributable primarily due to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro, Chinese renminbi and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 120 basis points due to higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 150 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue increased 220 basis points due to higher compensation costs. Segment operating income increased 16.7 percent and segment operating margin increased 50 basis points compared to the third quarter of 2021.

Net revenue increased 13.7 percent in the first nine months of 2022 compared to the first nine months of 2021. The increase in organic growth was attributable primarily due to an increase in product pricing and sales volume. The negative currency effect was due to a weaker Euro and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 180 basis points due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 200 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 20 basis points. Segment operating income increased 19.4 percent and segment operating margin increased 40 basis points compared to the first nine months of 2021.

Construction Adhesives

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$138.0	$115.1	19.8%	$401.0	$310.4	29.2%
Segment operating income (loss)	$6.4	$3.3	93.9%	$22.0	$4.9	349.0%
Segment operating margin	4.6%	2.9%		5.5%	1.6%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 27, 2022 vs. August 28, 2021	August 27, 2022 vs. August 28, 2021
Organic growth	6.9%	17.6%
M&A	14.2%	12.6%
Currency	(1.3)%	(1.0)%
Total	19.8%	29.2%

Net revenue increased 19.8 percent in the third quarter of 2022 compared to the third quarter of 2021. The increase in organic growth was attributable primarily to an increase in product pricing partially offset by a decrease in sales volume. The increase in net revenue from M&A was due to the acquisitions of Fourny and Apollo during the first quarter of 2022. The negative currency effect was due to a weaker Euro and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 50 basis points. Other manufacturing costs as a percentage of net revenue decreased 130 basis points due to higher net revenue and the impact of acquisitions. SG&A expenses as a percentage of net revenue increased 10 basis points. Segment operating income increased 93.9 percent and segment operating margin increased 170 basis points compared to the third quarter of 2021.

Net revenue increased 29.2 percent in the first nine months of 2022 compared to the first nine months of 2021. The increase in organic growth was attributable primarily to an increase in product pricing and sales volume. The increase in net revenue from M&A was due to the acquisitions of Fourny and Apollo during the first quarter of 2022. The negative currency effect was due to a weaker British pound, Euro and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 70 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 240 basis points due to higher net revenue and the impact of acquisitions. SG&A expenses as a percentage of net revenue decreased 220 basis points due to higher net revenue. Segment operating income increased 349.0 percent and segment operating margin increased 390 basis points compared to the first nine months of 2021.

Corporate Unallocated

	Three Months Ended			Nine Months Ended
	August 27,	August 28,	2022 vs	August 27,	August 28,	2022 vs
($ in millions)	2022	2021	2021	2022	2021	2021
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Segment operating loss	$(5.7)	$(7.6)	(25.0)%	$(27.7)	$(23.1)	19.9%
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, and costs related to the implementation of Project ONE.

Segment operating loss in the third quarter and first nine months of 2022 increased 25.0 percent and 19.9 percent compared to the third quarter and first nine months of 2021, respectively, reflecting increased acquisition project costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 27, 2022 were $60.7 million compared to $61.8 million as of November 27, 2021 and $68.1 million as of August 28, 2021. The majority of the $60.7 million in cash and cash equivalents as of August 27, 2022 was held outside the United States. Total long and short-term debt was $1,918.2 million as of August 27, 2022, $1,616.5 million as of November 27, 2021 and $1,664.0 million as of August 28, 2021. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 54.9 percent as of August 27, 2022 as compared to 50.2 percent as of November 27, 2021 and 51.4 percent as of August 28, 2021.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At August 27, 2022, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 27, 2022
Secured Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.9	2.7
Secured Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.9	2.7
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	6.1

●	TTM = Trailing 12 months

●	EBITDA for Term Loan B covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, certain non-cash impairment losses, extraordinary non-cash losses incurred other than in the ordinary course of business, nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, expenses related to the Royal Adhesives acquisition not to exceed $40.0 million, expenses relating to the integration of Royal Adhesives during the fiscal years ending in 2017, 2018 and 2019 not exceeding $30 million in aggregate, restructuring expenses that began prior to the Royal Adhesives acquisition incurred in fiscal years ending in 2017 and 2018 not exceeding $28 million in aggregate, and non-capitalized charges relating to the SAP implementation during fiscal years ending in 2017 through 2021 not exceeding $13 million in any single fiscal year, minus extraordinary non-cash gains. For the Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Term Loan B Credit Agreement and can be found in the Company’s Form 8-K filing dated October 20, 2017.

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2022.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	August 27,	August 28,
	2022	2021
Net working capital as a percentage of annualized net revenue[1]	18.9%	16.6%
Accounts receivable DSO (in days)[2]	63	63
Inventory days on hand (in days)[3]	75	70
Free cash flow after dividends[4]	$(78.8)	$57.9
Total debt to total capital ratio[5]	54.9%	51.4%

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

Reconciliation of "Net cash provided by operating activities" to Free cash flow after dividends

	Nine Months Ended
($ in millions)	August 27, 2022	August 28, 2021
Net cash provided by operating activities	$48.7	$161.1
Less: Purchased property, plant and equipment	98.4	77.2
Less: Dividends paid	29.1	26.0
(Negative) free cash flow after dividends	$(78.8)	$57.9

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	August 27,	August 28,
($ in millions)	2022	2021
Net cash provided by operating activities	$48.7	$161.1

Net income including non-controlling interest was $132.1 million in the first nine months of 2022 compared to $110.6 million in the first nine months of 2021. Depreciation and amortization expense totaled $109.4 million in the first nine months of 2022 compared to $107.6 million in the first nine months of 2021. Deferred income taxes was a use of cash of $5.0 million in 2022 compared to $1.5 million in the first nine months of 2021. Accrued compensation was a use of cash of $17.3 million in 2022 compared to $1.3 million last year. Other assets was a use of cash of $40.3 million in the first nine months of 2022 compared to $26.1 million in the first nine months of 2021. Other liabilities was a use of cash of $35.9 million in the first nine months of 2022 compared to $53.5 million in the first nine months of 2021.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $146.6 million compared to a use of cash of $26.8 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Nine Months Ended
	August 27,	August 28,
($ in millions)	2022	2021
Trade receivables, net	$(51.6)	$(61.9)
Inventory	(112.4)	(141.1)
Trade payables	17.4	176.2
Total cash flow impact	$(146.6)	$(26.8)

●

Trade receivables, net – Trade receivables, net was a use of cash of $51.6 million and $61.9 million in the first nine months of 2022 and 2021, respectively. The lower use of cash in 2022 compared to 2021 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 63 days at August 27, 2022 and August 28, 2021.

●

Inventory – Inventory was a use of cash of $112.4 million and $141.1 million in the first nine months of 2022 and 2021, respectively. The lower use of cash in 2022 is due to lower inventory purchases in 2022 compared to 2021. Inventory days on hand were 75 days as of August 27, 2022 and 70 days as of August 28, 2021.

●

Trade payables – Trade payables was a source of cash of $17.4 million and $176.2 million in the first nine months of 2022 and 2021, respectively. The lower source of cash in 2022 compared to 2021 reflects higher payments on trade payables in the current year compared to the prior year.

Cash Flows from Investing Activities:

	Nine Months Ended
	August 27,	August 28,
($ in millions)	2022	2021
Net cash used in investing activities	$(336.0)	$(75.7)

Purchases of property, plant and equipment were $98.4 million during the first nine months of 2022 compared to $77.2 million for the same period of 2021.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first nine months of 2022, we paid cash to acquire TissueSeal for $22.2 million, Fourny for $14.5 million, net of cash acquired, Apollo for $192.6 million, net of cash acquired and ZKLT for $13.6 million, net of cash acquired.

Cash Flows from Financing Activities:

	Nine Months Ended
	August 27,	August 28,
($ in millions)	2022	2021
Net cash provided by (used in) financing activities	$301.7	$(114.8)

Borrowings on our revolving credit facility were $335.0 million in the first nine months of 2022 to finance acquisitions and for general working capital purposes. Payments on our revolving credit facility were $15.0 million in the first nine months of 2022. Payments of long-term debt in the first nine months of 2021 were $118.0 million. Net proceeds of notes payable were $6.7 million in the first nine months of 2022 and $9.8 million in the same period of 2021. Cash dividends paid were $29.1 million in the first nine months of 2022 compared to $26.0 million in the same period of 2021. Repurchases of common stock were $3.9 million in the first nine months of 2022 compared to $2.7 million in the same period of 2021.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 27, 2022. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of August 27, 2022, our disclosure controls and procedures were effective.

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

The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geo-political instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks.  While Russia does not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter ended August 27, 2022 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased1	per Share	(millions)

May 29, 2022 - July 2, 2022	765	$60.53	$300,000

July 3, 2022 - July 30, 2022	-	$-	$300,000

July 31, 2022 - August 27, 2022	3,563	$64.26	$300,000

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 27, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 22, 2022	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – James J. Owens
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – James J. Owens
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 27, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).