Form 10-K
period 2022-12-03
FULLER H B CO
filed 2023-01-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 3, 2022

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

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 28, 2022 was approximately $3,754,704,477 (based on the closing price of such stock as quoted on the New York Stock Exchange of$71.13 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 53,707,768 as of January 18, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 6, 2023.

H.B. FULLER COMPANY

2022 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller”, “we”, “us”, “our”, “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2022, 2021 and 2020 herein, the reference is to our fiscal years ended December 3, 2022, November 27, 2021, and November 28, 2020, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 34 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa. Industrial adhesives represent our core product offering, which help improve the performance of our customers’ products or improve their manufacturing processes. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, medical products, windows, doors, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automobiles, recreational vehicles, buses, trucks and trailers, marine products, solar energy systems, electronics and products for the aerospace and defense industries. In addition, we have established a variety of product offerings for residential, commercial and industrial construction markets, including sealing and waterproofing solutions for airports, roads, highways, bridges, and utilities; pressure-sensitive adhesives, tapes and sealants for the commercial roofing industry; and level-setting products, ready-to-use grouts, mortars, and pressure sensitive adhesives that enable contractors and do-it-yourself consumers to quickly install flooring and tiling applications more reliably and efficiently. We also provide our customers with technical support and unique solutions designed to address their specific needs.

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in Item 7 of this Annual Report for a description of our segment operating results.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. As of December 3, 2022, we had sales offices and manufacturing plants in 23 countries outside the United States and satellite sales offices in another 10 countries.

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

Our leading customers include manufacturers of food and beverages, hygiene products, clothing, major appliances, electronics, automobiles, aerospace and defense products, solar energy systems, filters, construction materials, wood flooring, furniture, cabinetry, windows, doors, tissue and towel, corrugation, tube winding, packaging, and tapes and labels.

Our products are delivered directly to customers primarily from our manufacturing and distribution facilities, with additional deliveries made through distributors and retailers.

Human Capital Resources and Management

Employees and Labor Relations

As of December 3, 2022, we have approximately 7,000 employees in 45 countries, including approximately 2,500 employees based in the U.S. Approximately 450 U.S. employees are subject to collective bargaining agreements with various unions. Approximately 750 employees in foreign countries are subject to collective bargaining agreements. Overall, we consider our employee relations to be good.

Health and Safety

The health and safety of our employees and anyone who enters our workplace is important, and we believe that nothing we do is worth getting hurt for. We have a strong environmental, health and safety program that focuses on implementing policies and training programs, as well as performing self-audits to enhance workplace safety.

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

Quality, affordable health care is the foundation of the comprehensive benefits package we offer our employees. It is one of the tools we use to recruit and retain, and it is seen as the preferred benefit by most employees. Employees in the United States earning below $52,000 each year have 100% of their individual medical premiums covered by the Company in the form of a medical premium reimbursement.

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

Inclusion and Diversity

As a global company, we currently have employees present in 45 countries around the world. We place strong value on collaboration and we believe that working together leads to better outcomes for our customers. This extends to the way we treat each other as team members. We strive to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the diverse opinions, background and viewpoints of employees. We believe that diversity in our teams leads to new ideas, helps us solve problems and allows us to better connect with our global customer base.

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

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Swift®, Advantra®, Clarity®, Earthic™, Sesame®, TEC®, Foster®, Rakoll®, Rapidex®, Full-Care®, Thermonex®, Silaprene®, Eternabond®, Cilbond®, Hydroarmor®, Ködispace®, Weld Mount® and TONSAN® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

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

Regulatory Compliance

We comply with applicable federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency (the “EPA”) and the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation. This includes regular review of and upgrades to environmental, health and safety policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding. Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $15.4 million, including approximately $2.8 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reduction of greenhouse gas emissions. These laws may directly impact the Company, however we have not determined the extent of potential disclosures or other reporting requirements. We continue to monitor the development and implementation of such legislation and regulations. We also continue to regularly report our sustainability efforts and metrics under the Global Reporting Initiative (“GRI”) framework and report our goals and progress in our annual Sustainability Report.

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

Information About Our Executive Officers

The following table shows the name, age and business experience for the past five years of the executive officers as of January 6, 2023. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served

Celeste B. Mastin	54

President and Chief Executive Officer

Executive Vice President and Chief Operating Officer

Chief Executive Officer, PetroChoice Lubrication Solutions

Chief Executive Officer, Distribution International

			December 2022 - Present March - December 2022 2018 - 2022 2013 - 2017

Zhiwei Cai	60	Executive Vice President, Engineering Adhesives	August 2019 - Present
		Senior Vice President, Engineering Adhesives	February 2016 - August 2019

Heather A. Campe	49	Senior Vice President, International Growth	December 2021 - Present
		Senior Vice President, Global Hygiene, Health and Consumable Adhesives	August 2019 - November 2021
		Senior Vice President, Americas Adhesives	October 2016 - August 2019

John J. Corkrean	57	Executive Vice President and Chief Financial Officer	May 2016 - Present

James J. East	58	Executive Vice President, Hygiene, Health and Consumable Adhesives	December 2022 - Present
		Senior Vice President, Hygiene, Health and Consumable Adhesives	October 2021 - December 2022
		Vice President, Engineering Adhesives Americas and Global Director Automotive	April 2018 - October 2021
		Global Business Director, General Industries and Business Director, Cyberbond LLC	June 2016 - March 2018

Traci L. Jensen	56	Executive Vice President and Chief Administrative Officer	December 2022 - Present
		Vice President, Global Business Process Improvement	December 2019 - December 2022
		Senior Vice President, Global Construction Products	July 2016 - December 2019

Timothy J. Keenan	65	Senior Vice President, General Counsel and Corporate Secretary	December 2022 - Present
		Vice President, General Counsel and Corporate Secretary	December 2006 - December 2022

M. Shahbaz Malik	55	Senior Vice President, Construction Adhesives	December 2019 - Present
		Vice President and Business Leader, North America Distribution, Masonite International Corporation (global residential doors business)	2018 - 2019
		Senior Vice President, Sales, Marketing and Supply Chain, Continental Building Products, Inc. (North America manufacturer of wallboard and joint compound materials)	2014 - 2018

Nathanial D. Weaver	47	Senior Vice President, Human Resources	December 2022 - Present
		Vice President, Human Resources	March 2020 - December 2022
		Director, Human Resources	2017 - March 2020

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

Strategic and Operational Risks

Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19.

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel, labor shortages and increased turnover, temporary closures of our facilities or facilities of our business partners, customers, suppliers, third-party service providers or other vendors, and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition and results of operations or cash flows. Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, such as the effect that COVID-19 has had on world economies and financial markets, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The extent to which COVID-19 or other pandemics will impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include ongoing spread of the virus, disease severity, outbreak duration, extent of any reoccurrence of the coronavirus or any evolutions or mutations of the virus, and availability, administration and effectiveness of vaccines and development of therapeutic treatments that can restore consumer and business economic confidence. As a result, it is not possible to predict the overall future impact of COVID-19 on our business, liquidity, capital resources and financial results.

Increases in prices and declines in the availability of raw materials have adversely affected, and could continue to erode, our profit margins, and could negatively impact our operating results.

In 2022, raw material costs made up approximately 75 percent of our cost of sales. Based on 2022 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $15.7 million or $0.28 per diluted share.  Accordingly, changes in the cost of raw materials, due to scarcity, supplier disruptions, inflation and for other reasons, can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins.

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

Our operations may present health and safety risks.

Notwithstanding our emphasis on the safety of our employees and contractors and the precautions we take related to health and safety, we may be unable to avoid safety incidents relating to our operations that result in injuries or deaths. Certain safety incidents may result in legal or regulatory action that could result in increased expenses or reputational damage. We maintain workers' compensation insurance to address the risk of incurring material liabilities for injuries or deaths, but there can be no assurance that the insurance coverage will be adequate or will continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us for any injuries or deaths. Changes to federal, state and local employee health and safety regulations, and legislative, regulatory or societal responses to safety incidents may result in heightened regulations or public scrutiny that may increase our compliance costs or result in reputational damage.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE, which will upgrade and standardize our information system. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2022, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia and various other businesses in North America and EIMEA. During 2023 and beyond, we will continue implementation in North America, EIMEA and Asia Pacific.

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

We are at risk of cyber-attacks or other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to internal networks, cloud deployed enterprise and customer-facing environments and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We, and our third-party software and service providers, may face security threats and attacks from a variety of sources.

As part of our business, we store our data, including intellectual property, and certain data about our employees, customers and vendors in our information technology systems. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. In addition, given their size and complexity, our information systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or confidential information.

If a third party gained unauthorized access to our data, including any data regarding our employees, customers or vendors, the security breach could expose us to risks. Such unauthorized access and a failure to effectively recover from breaches could compromise confidential information, disrupt our business, harm our reputation, result in the loss of customer confidence, business and assets (including trade secrets and other intellectual property), result in regulatory proceedings and legal claims, and have a negative impact on our financial results.

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

Our growth strategy depends in part on our ability to further penetrate markets outside the United States, where there is the potential for significant economic and political disruptions. Our operations in these markets may be subject to greater risks than those faced by our operations in the United States, including political and economic instability, project delay or abandonment due to unanticipated government actions, inadequate investment in infrastructure, undeveloped property rights and legal systems, unfamiliar regulatory environments, relationships with local partners, language and cultural differences and increased difficulty recruiting, training and retaining qualified employees.

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

Our global operations expose us to trade and economic sanctions and other restrictions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State, Homeland Security, and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA and other federal statutes and regulations, including those established by the OFAC. Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, including import restrictions, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws, regulations, policies or procedures could adversely impact our business, results of operations and financial condition.

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

●

require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities and other general corporate requirements;

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the entity that calculates LIBOR, announced that LIBOR was to be phased out by the end of 2021. Subsequently, on March 5, 2021, LIBOR’s administrator announced that publication of overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR would cease immediately following publication of such interest rates on June 30, 2023, and that publication of all other currency and tenor variants would cease immediately following publication on December 31, 2021. In December 2022, the FASB released an exposure draft that proposes deferring the sunset date of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 848, Reference Rate Reform, which provides optional relief for contract modifications that are related to reference rate reform, from December 31, 2022 to December 31, 2024.

The U.S. Federal Reserve has selected the Secured Overnight Funding Rate ("SOFR") as the preferred alternate rate to LIBOR. We are planning for this transition and will amend any agreements to accommodate the SOFR rate where required. While our term loan is calculated using LIBOR as its underlying rate, our revolver has transitioned to now using SOFR as its underlying rate. We continue to evaluate the potential impact of the transition to the SOFR rate, which remains subject to uncertainty.

MacroeconomicRisks

Uncertainties in foreign economic, political, regulatory and social conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 55 percent, or $2.1 billion, of our net revenue was generated outside the United States in 2022. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

Fluctuations in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2022, the change in foreign currencies negatively impacted our net revenue by approximately $191.7 million. In 2022, we spent approximately $2.2 billion for raw materials worldwide of which approximately $1.2 billion was purchased outside the United States. Based on 2022 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $10.5 million or $0.19 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine. Increases in energy demand and supply disruptions caused by the Russia and Ukraine conflict have resulted in significantly higher energy prices, particularly in Europe. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geo-political instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks.  While Russia does not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned. Manufacturing operations are carried out at 33 plants located throughout the United States and at 38 plants located in 23 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of December 3, 2022 (each of the listed properties are owned by us, unless otherwise specified):

Segment			Segment
Hygiene, Health and Consumable Adhesives			Engineering Adhesives
Argentina	Buenos Aires		France	Surbourg
Australia	Dandenong South		Germany	Wunstorf
Australia	Sydney[1]		Germany	Nienburg
Brazil	Sorocaba[2]		Germany	Langelsheim[1]
Brazil	Curitiba[1]		Germany	Pirmasens
Brazil	Guarulhos		Italy	Pianezze
Chile	Maipu, Santiago		People's Republic of China	Beijing
Colombia	Rionegro		People's Republic of China	Chongqing[1]
Egypt	6th of October City		People's Republic of China	Nanjing - ShanXu Road
France	Blois	`	People's Republic of China	Nanjing - Xinjinhu Road[1]
Germany	Luneburg		People's Republic of China	Suzhou
Greece	Lamia		People's Republic of China	Yantai
India	Pune		Portugal	Mindelo
Indonesia	Mojokerto		United Kingdom	Preston[1]
Kenya	Nairobi[1]		United States	California - Irvine[1]
Malaysia	Selangor		United States	California - Wilmington[1]
New Zealand	Auckland[1]		United States	Connecticut - Enfield[1]
People's Republic of China	Guangzhou		United States	Georgia - Norcross[1]
Philippines	Manila		United States	Georgia - Ball Ground[1]
United Kingdom	Dukinfield		United States	Illinois - Frankfort - Corsair
United States	Georgia - Covington		United States	Illinois - Frankfort - West Drive
United States	Georgia - Tucker		United States	Indiana - South Bend
United States	Illinois - Seneca		United States	Massachusetts - Peabody[1]
United States	Kentucky - Paducah		United States	Michigan - Grand Rapids
United States	Ohio - Blue Ash		United States	Minnesota - Fridley
United States	Minnesota - Vadnais Heights		United States	New Hampshire - Raymond[1]
United States	New York - Syracuse[1]		United States	Ohio - Bellevue[1]
United States	South Carolina - Simpsonville
United States	Texas - Mesquite		Construction Adhesives
United States	California - Roseville		Belgium	Antwerp
United States	Washington - Vancouver		Canada	Ontario[1]
Vietnam	Binh Duong[1]		Mexico	Coahuila[1]
			United Kingdom	Staffordshire
			United States	California - La Mirada
			United States	Florida - Gainesville
			United States	Georgia - Dalton
			United States	Illinois - Aurora
			United States	Michigan - Michigan Center
			United States	New Jersey - Edison
			United States	Ohio - Chagrin Falls
			United States	Texas - Houston
			United States	Texas - Mansfield

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

Other Legal Proceedings

From time to time and in the ordinary course of business, we are a party to, or a target of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, contract, patent and intellectual property, environmental, health and safety, tax and employment matters. While we are unable to predict the outcome of these matters, we have concluded, based upon currently available information, that the ultimate resolution of any pending matter, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow. However, adverse developments and/or periodic settlements could negatively impact the results of operations or cash flows in one or more future periods.

For additional information regarding environmental matters and other legal proceedings, see Note 14 to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchangeunder the symbol FUL. As of January 18, 2023, there were 1,348 common shareholders of record for our common stock.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2022 is as follows:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
	Total		Purchased as	may yet be
	Number of	Average	Part of a Publicly	Purchased Under the
	Shares	Price Paid	Announced Plan	Plan or Program
Period	Purchased[1]	per Share	or Program	(thousands)

August 28, 2022 - October 1, 2022	10	$59.78	-	$300,000

October 2, 2022 - October 29, 2022	48	$60.10	-	$300,000

October 30, 2022 - December 3, 2022	892	$69.08	-	$300,000

1 The total number of shares purchased are shares withheld to satisfy the employees' withholding taxes upon vesting of restricted stock. Repurchases of common stock are made to support our stock-based employee compensation plans and for other corporate purposes. Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees' minimum withholding taxes.

On April 7, 2022, the Board of Directors authorized a new share repurchase program of up to $300.0 million of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid in capital. This authorization replaces the April 6, 2017 authorization to repurchase shares.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on December 2, 2017, and also assumes the reinvestment of all dividends.

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

While we encountered inflationary pressures in fiscal year 2022, which factored into higher raw material and operating costs, these inflationary pressures were offset by higher net revenue. We expect inflationary pressures to continue into fiscal year 2023.

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

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. The fluctuations of the Euro, the Turkish lira and the Chinese renminbi against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2022, currency fluctuations had a negative impact on net revenue of approximately $191.7 million as compared to 2021.

Key financial results andtransactions for 2022 included the following:

●

Net revenue increased 14.4 percent from 2021 primarily driven by a 15.4 percent increase in product pricing, a 1.6 percent increase due to acquisitions and a 1.2 percent increase in sales volume, partially offset by a 5.8 percent decrease due to currency fluctuations. Additionally, every five or six years, we have a 53rd week in our fiscal year. 2022 was a 53-week year which increased our revenue by approximately 2.0 percent.

●	Gross profit margin was relatively consistent year over year. Gross profit margins were 25.7 percent in 2022 and 25.8 percent in 2021.

●	Cash flow generated by operating activities was $256.5 million in 2022 as compared to $213.3 million in 2021.

Our total year organic sales growth, which we define as the combined variances from sales volume and product pricing, increased 16.6 percent for 2022 compared to 2021.

In 2022, our diluted earnings per share was $3.26 compared to $2.97 in 2021. The higher earnings per share in 2022 compared to 2021 was primarily due to higher net revenue, partially offset by higher raw material, operating costs, interest expense, other income, net, and higher income tax expense.

Information pertaining to fiscal year 2020 was included in the Company’s Annual Report on Form 10-K for the year ended November 27, 2021, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on January 25, 2022.

Changes in Accounting Principles

In the first quarter of 2021, we adopted new accounting standards related to the measurement of credit losses on financial statements requiring financial assets measured at amortized cost basis be presented at the net amount expected to be collected. Prior periods were not restated for this adoption. See Note 1 to our Consolidated Financial Statements for further information.

Project ONE

In December 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing and financial reporting. The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2022, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia, and various other businesses in North America and EIMEA. During 2023 and beyond, we will continue implementation in North America, EIMEA and Asia Pacific.

Total expenditures for Project ONE are estimated to be $200 to $210 million, of which 55-60% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $163 million, of which approximately $94 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plan

During the fourth quarter of 2019, we approved a restructuring plan related to organizational changes and other actions to optimize operations in connection with the realignment of the Company into three global business units (“2020 Restructuring Plan”). We have incurred costs of $20.3 million under this plan as of December 3, 2022, which is substantially complete.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our results of operations and financial condition are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements relate to goodwill impairment; pension and other postretirement assumptions; long-lived assets recoverability; valuation of product, environmental and other litigation liabilities; valuation of deferred tax assets and accuracy of tax contingencies; and valuation of acquired assets and liabilities.

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

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate forecasted revenue and related revenue growth rate, the earnings before interest, taxes, depreciation and amortization ("EBITDA") margins rate and the weighted average cost of capital. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our 2022 impairment test, included a 6 percent control premium.

For the 2022 impairment test, the fair value of the reporting units exceeded the respective carrying values by 10 percent to 84 percent ("headroom"). Significant assumptions used in the DCF analysis included discount rates that ranged from 9.4 percent to 10.9 percent and long-term revenue growth rates. The Construction Adhesives reporting unit, with $425.8 million of goodwill assigned to it as of December 3, 2022, had headroom of 10 percent. An increase in the discount rate of 70 basis points or a decrease in the long-term growth rates of 25 percent would result in the fair value of the Construction Adhesives reporting unit falling below its carrying value. The Engineering Adhesives and Hygiene, Health and Consumable Adhesives reporting units had significant fair value in excess of carrying value.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.36 percent at December 3, 2022, 2.76 percent at November 27, 2021 and 2.53 percent at November 28, 2020. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at December 3, 2022 would impact U.S. pension and other postretirement plan (income) expense by less than $0.1 million (pre-tax) in fiscal 2023. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.00 percent in 2022, 7.25 percent in 2021 and 7.50 percent in 2020. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2022, the expected long-term rate of return on the target equities allocation was 8.50 percent and the expected long-term rate of return on the target fixed-income allocation was 5.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.2 million (pre-tax).

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

	Total		Fixed
U.S. Pension Plan Historical Actual Rates of Return	Portfolio	Equities	Income

10-year period	6.3%	8.4%	2.6%
20-year period	7.2%	7.5%	5.9	%*

* Beginning in 2022, our target allocation migrated from 60 percent equities and 40 percent fixed-income to 55 percent equities and 45 percent fixed income. The historical actual rate of return for the fixed income of 5.9 percent is since inception (16 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 3.49 percent in 2022 compared to 6.15 percent in 2021 and 6.23 percent in 2020. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 2.50 percent and the expected long-term rate of return on plan assets for Germany was 4.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

The projected salary increase assumption is based on historic trends and comparisons to the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Under the U.S. pension plan, the compensation amount was locked-in as of May 31, 2011 and thus the benefit no longer includes compensation increases. The 4.50 percent rate for 2020 is for the supplemental executive retirement plan only; for 2022 and 2021, there is no compensation increase as subsequent to November 27, 2021, there were no active employees in the supplemental executive retirement plan. Projected salary increase assumptions for non-U.S. plans are determined in a manner consistent with the U.S. plans.

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

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. As of December 3, 2022, the valuation allowance to reduce deferred tax assets totaled $14.4 million.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $17.6 million as of December 3, 2022 and $13.3 million as of November 27, 2021.

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

Results of Operations

Net revenue

($ in millions)	2022	2021	2022 vs 2021
Net revenue	$3,749.2	$3,278.0	14.4%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions and divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for fiscal 2022 compared to fiscal 2021:

2022 vs 2021
Organic revenue growth	16.6%
Extra week (53 week year)	2.0%
M&A	1.6%
Currency	(5.8)%
Net revenue growth	14.4%

Organic revenue growth was 16.6 percent in 2022 compared to 2021 driven by a 20.0 percent increase in Hygiene, Health and Consumable Adhesives, a 15.9 percent increase in Engineering Adhesives and a 7.0 percent increase in Construction Adhesives. The increase was driven by a 15.4 percent increase in product pricing and a 1.2 percent increase in sales volume. The 1.6 percent from M&A is due to the acquisitions of Fourny and Apollo. The negative 5.8 percent currency impact was primarily driven by a weaker Euro, Turkish lira, Chinese renminbi, British pound and Argentinian peso compared to the U.S. dollar. Additionally, net revenue in 2022 was higher than 2021 by 2.0 percent from an additional week of revenue in 2022 as it was a 53 week fiscal year compared to a 52 week fiscal year in 2021.

Cost of sales

($ in millions)	2022	2021	2022 vs 2021
Raw materials	$2,154.1	$1,810.0	19.0%
Other manufacturing costs	631.4	622.7	1.4%
Cost of sales	$2,785.5	$2,432.7	14.5%
Percent of net revenue	74.3%	74.2%

Cost of sales in 2022 compared to 2021 increased 10 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue increased 230 basis points in 2022 compared to 2021 due to higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 220 basis points in 2022 compared to 2021 due to higher net revenue.

Gross profit

($ in millions)	2022	2021	2022 vs 2021
Gross profit	$963.7	$845.3	14.0%
Percent of net revenue	25.7%	25.8%

Gross profit in 2022 increased 14.0 percent and gross profit margin decreased 10 basis points compared to 2021.

Selling, general and administrative (SG&A) expenses

($ in millions)	2022	2021	2022 vs 2021
SG&A	$641.0	$592.7	8.1%
Percent of net revenue	17.1%	18.1%

SG&A expenses for 2022 increased $48.3 million, or 8.1 percent, compared to 2021. The increase is primarily due to higher compensation and acquisition project costs and the impact of acquisitions. SG&A expenses as a percent of revenue decreased by 100 basis points compared with the prior year due to higher net revenue.

Other income, net

($ in millions)	2022	2021
Other income, net	$12.9	$32.9

Other income, net includes foreign transaction losses of $12.9 million and $6.0 million in 2022 and 2021, respectively. There was a $1.4 million gain on disposal of assets in 2022 and a $0.6 million loss in 2021. Defined benefit pension benefit was $26.8 million and $32.1 million in 2022 and 2021, respectively. The $26.8 million of defined benefit pension benefit in 2022 includes a $3.3 million settlement loss related to the termination of our Canadian defined benefit pension plan. Other income, net also includes a $2.4 million loss and $7.4 million of income in 2022 and 2021, respectively. Other income in 2021 includes gains related to legal entity mergers and a transactional tax legal settlement in Brazil.

Interest expense

($ in millions)	2022	2021
Interest expense	$91.5	$78.1

Interest expense was $91.5 million and $78.1 million in 2022 and 2021, respectively. The increase in interest expense is due to higher interest rates and higher debt balances. We capitalized $1.5 million and $0.9 million of interest expense in 2022 and 2021, respectively.

Interest income

($ in millions)	2022	2021
Interest income	$7.8	$9.5

Interest income in 2022 and 2021 was $7.8 million and $9.5 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income tax expense:

($ in millions)	2022	2021
Income tax expense	$77.2	$63.0
Effective tax rate	30.6%	29.1%

Income tax expense of $77.2 million in 2022 includes $9.3 million of discrete tax expense, primarily related to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and several foreign discrete items, offset in part by U.S. tax benefit for state deferred tax rate change and excess tax benefit for stock compensation. Excluding the discrete tax expense of $9.3 million, the overall effective tax rate was 26.9 percent.

Income tax expense of $63.0 million in 2021 includes $4.3 million of discrete tax expense, primarily related to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus U.S. dollar, changes in valuation allowances and several foreign discrete items. Excluding the discrete tax expense of $4.3 million, the overall effective tax rate was 27.1 percent.

The decrease in the overall effective tax rate for 2022 compared to 2021, excluding the impact of discrete items, is primarily due to the change in the foreign rate differential resulting from a change in mix of earnings across jurisdictions.

Income from equity method investments

($ in millions)	2022	2021
Income from equity method investments	$5.7	$7.7

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for 2022 compared to 2021 is due to the unfavorable impact of the weakening of the Japanese yen against the U.S. dollar partially offset by higher net income in our joint venture.

Net income attributable to H.B. Fuller

($ in millions)	2022	2021	2022 vs 2021
Net income attributable to H.B. Fuller	$180.3	$161.4	11.7%
Percent of net revenue	4.8%	4.9%

Net income attributable to H.B. Fuller was $180.3 million in 2022 compared to $161.4 million in 2021. Diluted earnings per share were $3.26 per share in 2022 and $2.97 per share in 2021.

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

Net Revenue by Segment

	2022		2021
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$1,695.9	45%	$1,472.7	45%
Engineering Adhesives	1,532.7	41%	1,371.8	42%
Construction Adhesives	520.6	14%	433.5	13%
Total	$3,749.2	100%	$3,278.0	100%

Segment Operating Income (Loss)

	2022		2021
	Operating	% of	Operating	% of
($ in millions)	Income (Loss)	Total	Income (Loss)	Total
Hygiene, Health and Consumable Adhesives	$165.8	51%	$138.4	55%
Engineering Adhesives	168.8	52%	135.9	54%
Construction Adhesives	23.0	8%	14.1	5%
Segment total	357.6	111%	288.4	114%
Corporate Unallocated	(34.9)	(11)%	(35.8)	(14)%
Total	$322.7	100%	$252.6	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported in the Consolidated Statements of Income.

($ in millions)	2022	2021
Segment operating income	$322.7	$252.6
Other income, net	12.9	32.9
Interest expense	(91.5)	(78.1)
Interest income	7.8	9.5
Income before income taxes and income from equity method investments	$251.9	$216.9

Hygiene, Health and Consumable Adhesives

($ in millions)	2022	2021	2022 vs 2021
Net revenue	$1,695.9	$1,472.7	15.2%
Segment operating income	$165.8	$138.4	19.8%
Segment profit margin %	9.8%	9.4%

The following tables provide details of Hygiene, Health and Consumable Adhesives net revenue variances:

2022 vs 2021
Organic revenue growth	20.0%
Extra week (53 week year)	2.1%
Currency	(6.9)%
Net revenue growth	15.2%

Net revenue increased 15.2 percent in 2022 compared to 2021. The 20.0 percent increase in organic growth was attributable to favorable product pricing. The negative currency effect was due to the weaker Euro, Turkish lira, Argentinian peso and Egyptian pound compared to the U.S. dollar. Additionally, net revenue in 2022 was higher than 2021 by 2.1 percent from an additional week of revenue in 2022 as it was a 53 week fiscal year compared to a 52 week fiscal year in 2021. As a percentage of net revenue, raw material costs increased 300 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 250 basis points due to higher net revenue. SG&A expenses as a percentage of net revenue decreased 90 basis points in 2022 as compared to 2021 due to higher net revenue. Segment operating income increased 19.8 percent and segment operating margin as a percentage of net revenue increased 40 basis points in 2022 as compared to 2021.

Engineering Adhesives

($ in millions)	2022	2021	2022 vs 2021
Net revenue	$1,532.7	$1,371.8	11.7%
Segment operating income	$168.8	$135.9	24.2%
Segment profit margin %	11.0%	9.9%

The following tables provide details of Engineering Adhesives net revenue variances:

2022 vs 2021
Organic revenue growth	15.9%
Extra week (53 week year)	2.0%
Currency	(6.2)%
Net revenue growth	11.7%

Net revenue increased 11.7 percent in 2022 compared to 2021. The 15.9 percent increase in organic growth was attributable to favorable product pricing and increase in sales volume. The negative currency effect was due to a weaker Euro, Turkish lira and Chinese renminbi compared to the U.S. dollar. Additionally, net revenue in 2022 was higher than 2021 by 2.0 percent from an additional week of revenue in 2022 as it was a 53 week fiscal year compared to a 52 week fiscal year in 2021. Raw material costs as a percentage of net revenue increased 150 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 170 basis points due to higher net revenue. SG&A expense as a percentage of net revenue decreased 90 basis points due to higher net revenue. Segment operating income increased 24.2 percent and segment operating margin increased 110 basis points compared to 2021.

Construction Adhesives

($ in millions)	2022	2021	2022 vs 2021
Net revenue	$520.6	$433.5	20.1%
Segment operating income (loss)	$23.0	$14.1	63.1%
Segment profit margin %	4.4%	3.3%

The following tables provide details of Construction Adhesives net revenue variances:

2022 vs 2021
Organic revenue growth	7.0%
Extra week (53 week year)	1.9%
M&A	12.4%
Currency	(1.2)%
Net revenue growth	20.1%

Net revenue increased 20.1 percent in 2022 compared to 2021. The 7.0 percent increase in organic growth was attributable to favorable product pricing, partially offset by lower sales volume. The increase in net revenue from M&A was primarily due to the acquisitions of Fourny and Apollo during the first quarter of 2022. The negative currency effect was due to a weaker British pound, Euro and Australian dollar compared to the U.S. dollar. Additionally, net revenue in 2022 was higher than 2021 by 1.9 percent from an additional week of revenue in 2022 as it was a 53 week fiscal year compared to a 52 week fiscal year in 2021. Raw material costs as a percentage of net revenue increased 150 basis points due to higher raw material costs partially offset by higher net revenue. Other manufacturing costs as a percentage of net revenue decreased 160 basis points primarily due to higher net revenue and the impact of acquisitions. SG&A expenses as a percentage of net revenue decreased 100 basis points also due to higher net revenue. Segment operating income increased 63.1 percent and segment operating margin increased 110 basis points compared to 2021.

Corporate Unallocated

($ in millions)	2022	2021	2022 vs 2021
Segment operating loss	$(34.9)	$(35.8)	(2.5)%
Segment profit margin %	NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, the results of business divestitures and costs related to the implementation of Project ONE.

Segment operating loss increased 2.5 percent in 2022 reflecting increased acquisition project costs compared to 2021.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of December 3, 2022 were $79.9 million compared to $61.8 million as of November 27, 2021. Total long and short-term debt was $1,765.1 million as of December 3, 2022 and $1,616.5 million as of November 27, 2021.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At December 3, 2022, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of December 3, 2022
Total Indebtedness / TTM EBITDA	Term Loan B Credit Agreement	Not greater than 5.25	2.3
Total Indebtedness / TTM EBITDA	Revolving Credit Agreement	Not greater than 5.25	2.3
TTM EBITDA / Consolidated Interest Expense	Revolving Credit Agreement	Not less than 2.0	5.4

●	TTM = trailing 12 months

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

●	EBITDA for Revolving Credit Facility covenant purposes is defined as consolidated net income, plus interest expense, expense for taxes paid or accrued, depreciation and amortization, non-cash impairment losses related to long-lived assets, intangible assets or goodwill, nonrecurring or unusual non-cash losses incurred other than in the ordinary course of business, nonrecurring or unusual non-cash restructuring charges and the non-cash impact of purchase accounting, fees, premiums, expenses and other transaction costs incurred or paid by the borrower or any of its Subsidiaries on the effective date in connection with the transactions, this agreement and the other loan documents, the 2020 supplemental indenture and the transactions contemplated hereby and thereby, one-time, non-capitalized charges and expenses relating to the Company’s SAP implementation during fiscal years ending in 2017 through 2024, in an amount not exceeding $15.0 million in any single fiscal year of the Company, charges and expenses relating to the ASP Royal Acquisition, including but not limited to advisory and financing costs, during the Company’s fiscal years ending in 2020 and 2021, in an aggregate amount (as to such years combined) not exceeding $40.0 million, charges and expenses related to the reorganization of the Company and its subsidiaries from five business units to three business units to reduce costs during the Company’s fiscal years ending in 2020 and 2021 in an aggregate amount (as to such years combined) not exceeding $24.0 million, and charges and expenses related to the Company’s manufacturing and operations project to improve delivery, implement cost savings and reduce inventory during the Company’s fiscal years ending in 2020, 2021 and 2022 in an aggregate amount (as to such years combined) not exceeding $15.5 million.

●	Consolidated Interest Expense for the Revolving Credit Facility is defined as the interest expense (including without limitation the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Company and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness of the Company and its subsidiaries allocable to such period in accordance with GAAP.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2022.

Net Financial Assets (Liabilities)

($ in millions)	2022	2021
Financial assets:
Cash and cash equivalents	$79.9	$61.8
Foreign exchange contracts	10.3	5.7
Cash flow hedges	-	14.5
Financial liabilities:
Notes payable	(28.9)	(25.0)
Long-term debt	(1,736.3)	(1,591.5)
Foreign exchange contracts	(4.6)	(6.1)
Interest rate and cross currency swaps	(42.5)	(22.9)
Net investment hedges	(54.0)	-
Net financial liabilities	$(1,776.1)	$(1,563.5)

Of the $79.9 million in cash and cash equivalents as of December 3, 2022, $75.2 million was held outside the U.S. Of the $75.2 million of cash held outside the U.S., earnings on $73.3 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

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

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $28.9 million at December 3, 2022 and $25.0 million at November 27, 2021. These amounts primarily represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The weighted-average interest rates on these short-term borrowings were 16.2 percent in 2022 and 8.1 percent in  2021.

Long-Term Debt

Long-term debt consisted of a secured term loan (“Term Loan B”) and two unsecured public notes (“Public Notes”). The Term Loan B has a principal amount of $1,001.2 million and bears a floating interest rate at LIBOR plus 2.00 percent (6.19 percent at December 3, 2022) and matures in fiscal year 2024. The 10-year Public Notes have a principal amount of $300.0 million, bear fixed interest at 4.00 percent and mature in 2027. We are subject to a par call of 1.00 percent except within three months of the maturity date. The 8-year Public Notes have a principal amount of $300.0 million, bear fixed interest at 4.25 percent and mature in 2028. We are subject to a par call plus 50 percent of coupon in year 4, plus 25 percent of coupon in year 5 and at par thereafter.  We currently have no intention to prepay the Public Notes. Additional details on the Public Notes and the Term Loan B Credit Agreement can be found in Form 8-K dated February 9, 2017, Form 8-K dated October 20, 2017 and Form 8-K dated October 20, 2020, respectively. Interest payable on our long-term debt totaled $7.4 million as of December 3, 2022.

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

Revolving Credit Facility

We have a revolving credit agreement with a consortium of financial institutions at December 3, 2022. This revolving credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions and for general corporate purposes up to a maximum of $700 million.

On January 24, 2022, we relied on the accordion feature in our credit agreement to increase the commitment under the existing credit facility from $400 million to $600 million. On February 28, 2022, we executed an amendment to amend and restate the revolving credit agreement to move from borrowing under LIBOR to borrowing under SOFR along with further upsizing the revolving credit facility by $100 million to $700 million in total aggregate commitments. Interest on the revolving credit facility is payable at the SOFR plus a credit spread adjustment (0.11448 percent) plus 1.75 percent (5.94 percent at December 3, 2022). A facility fee of 0.25 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rate and the facility fee are based on a leverage grid. The revolving credit facility expires on July 22, 2024. As of December 3, 2022, we had $175.5 million drawn under the revolving credit facility. Additional details on the revolving credit agreement can be found in Form 8-K dated October 20, 2020. For further information related to debt outstanding and debt capacity, see Note 7 to the Consolidated Financial Statements.

Uncertainty relating to the LIBOR phase out may adversely impact the value of, and our obligations under, our Term Loan B and Public Notes. See the applicable discussion under Item 1A. Risk Factors.

Goodwill and Other Intangible Assets

As of December 3, 2022, goodwill totaled $1,392.6 million (31.2 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $702.1 million (15.7 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment are as follows:

	2022

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$329.0	$637.9	$425.7	$1,392.6
Purchased technology and patents	5.7	31.5	15.1	52.3
Customer relationships	105.8	228.5	281.3	615.6
Tradenames	4.5	14.6	9.8	28.9
Other finite-lived intangible assets	1.9	0.1	2.8	4.8
Indefinite-lived intangible assets	-	0.5	-	0.5

	2021

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$325.4	$662.0	$311.4	$1,298.8
Purchased technology and patents	7.0	36.4	10.2	53.6
Customer relationships	108.0	253.9	235.6	597.5
Tradenames	4.6	16.5	8.7	29.8
Other finite-lived intangible assets	2.3	0.2	3.2	5.7
Indefinite-lived intangible assets	-	0.5	-	0.5

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivables days sales outstanding (DSO), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	December 3,	November 27,
	2022	2021
Net working capital as a percentage of annualized net revenue[1]	16.7%	15.7%
Trade receivables DSO (in days)[2]	62	62
Inventory days on hand (in days)[3]	71	65
Free cash flow after dividends[4]	$87.3	$82.3
Debt capitalization ratio[5]	52.3%	50.2%

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

Reconciliation of “Net cash provided by operating activities” to "Free cash flow after dividends"

($ in millions)	2022	2021
Net cash provided by operating activities	$256.5	$213.3
Less: Purchased property, plant and equipment	130.0	96.1
Less: Dividends paid	39.2	34.9
Free cash flow after dividends	$87.3	$82.3

Summary of Cash Flows

Cash Flows from Operating Activities

($ in millions)	2022	2021
Net cash provided by operating activities	$256.5	$213.3

Net income including non-controlling interest was $180.4 million in 2022 and $161.5 million in 2021. Depreciation and amortization expense totaled $147.0 million in 2022 compared to $143.2 million in 2021. The higher depreciation and amortization expense in 2022 is related to the assets acquired in our business acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $103.2 million and $83.9 million in 2022 and 2021, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $24.8 million use of cash in 2022 compared to a $124.8 million use of cash in 2021. The lower use of cash in 2022 compared to 2021 was related to higher collections in the current year compared to the prior year. The DSO was 62 days at December 3, 2022 and November 27, 2021.

●

Inventory – Changes in inventory resulted in a $55.8 million use of cash in 2022 compared to a $135.4 million use of cash in 2021. In 2022, inventory levels increased from 2021 as a result of acquisitions and also reflecting higher raw material costs and efforts to maintain service levels. Inventory days on hand were 71 days at the end of 2022 compared to 65 days at the end of 2021.

●

Trade Payables – Changes in trade payables resulted in a $22.6 million use of cash in 2022 and a $176.3 million source of cash in 2021. The use of cash in 2022 compared to the source of cash in 2021 primarily related to the timing of payments.

Contributions to our pension and other postretirement benefit plans were $3.0 million and $3.8 million in 2022 and 2021, respectively. Income taxes payable resulted in a $12.9 million and a $4.1 million use of cash in 2022 and 2021, respectively. Other assets resulted in a $46.5 million source of cash and a $79.1 million use of cash in 2022 and 2021, respectively. The source of cash in 2022 is primarily driven by an decrease in pension and post-retirement assets related to year-end pension valuation and a decrease in derivative assets. Accrued compensation was a $1.1 million and a $27.7 million source of cash in 2022 and 2021, respectively, relating to higher accruals for our employee incentive plans. Other operating activity was a $6.2 million and a $108.6 million source of cash in 2022 and 2021, respectively. Other operating activity includes equity adjustments of approximately ($25.0) million and $55.0 million related to year-end pension valuations in 2022 and 2021, respectively.

Cash Flows Used In Investing Activities

($ in millions)	2022	2021
Net cash used in investing activities	$(375.3)	$(94.7)

Purchases of property, plant and equipment were $130.0 million in 2022 compared to $96.1 million in 2021. The higher purchases in 2022 reflect the timing of capital projects and expenditures related to growth initiatives. Proceeds from the sale of property, plant and equipment were $1.6 million in 2022 compared to $2.9 million in 2021.

Purchased businesses, net of cash acquired, were $250.8 million in 2022 compared to $5.4 million in 2021. In 2022, we acquired Tissue Seal for $22.2 million, Fourny for $14.3 million, Apollo for $194.4 million, ZKLT for $13.5 million and GSSI for $6.4 million. In 2021, we acquired STR Holdings, Inc. for $5.4 million. In 2021, we received payment of a government grant related to the building of a plant in China of $5.8 million and we expended cash related to the building of this plant of $1.8 million.

Cash Flows Used In Financing Activities

($ in millions)	2022	2021
Net cash used in financing activities	$160.3	$(154.1)

In 2022 and 2021, we repaid $159.5 million and $156.5 million of long-term debt, respectively. See Note 7 to the Consolidated Financial Statements for further discussion of debt borrowings and repayments. Cash paid for dividends were $39.2 million and $34.9 million in 2022 and 2021, respectively. Cash generated from the exercise of stock options was $30.1 million and $32.3 million in 2022 and 2021, respectively. Repurchases of common stock related to statutory minimum tax withholding upon vesting of restricted stock were $4.0 million in 2022 compared to $2.7 million in 2021. There were no repurchases from our share repurchase program in 2022 and 2021.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The prepayment for the 2022 measurement period was satisfied through amounts prepaid prior to 2022.

We expect 2023 capital expenditures to be approximately $120.0 million.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt, net of interest rate swap derivatives as of December 3, 2022, would have resulted in a change in net income of approximately $10.7 million or $0.19 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results, financial condition and net investment in foreign subsidiaries are subject to both currency translation and currency transaction risk. Approximately 55 percent of net revenue was generated outside of the United States in 2022. Principal foreign currency exposures relate to the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Japanese yen, Australian dollar, Argentine peso, Brazilian real, Colombian peso, Mexican peso, Turkish lira, Egyptian pound, Indian rupee, Indonesian rupiah and Malaysian ringgit.

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

Based on 2022 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $10.5 million or $0.19 per diluted share. Based on 2022 financial results and foreign currency balance sheet positions as of December 3, 2022, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $16.4 million or $0.30 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2022 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $15.7 million or $0.28 per diluted share.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (the Company) as of December 3, 2022 and November 27, 2021, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 3, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 3, 2022 and November 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 3, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 3, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 24, 2023, expressed an unqualified opinion thereon.

   Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Goodwill for the Construction Adhesives reporting unit

Description of the Matter

At December 3, 2022, the Company had goodwill of approximately $425.8 million related to the Construction Adhesive reporting unit. As discussed in Notes 1 and 5 of the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis as of the beginning of the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Auditing management’s goodwill impairment test for the Construction Adhesives reporting unit was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the Company estimates fair value using the income approach which is sensitive to certain assumptions, such as forecasted revenue and related revenue growth rate, the earnings before interest, taxes, depreciation and amortization (EBITDA) margins rate, and the weighted average cost of capital which are affected by management’s business plans and expectations about future market or economic conditions.

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

January 24, 2023

Report of Independent Registered Public Accounting Firm

   To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on Internal Control Over Financial Reporting

We have audited H.B. Fuller Company and subsidiaries’ internal control over financial reporting as of December 3, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, H.B. Fuller Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 3, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 3, 2022 and November 27, 2021, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 3, 2022, and the related notes, and our report dated January 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

   January 24, 2023

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	December 3,	November 27,	November 28,
	2022	2021	2020
Net revenue	$3,749,183	$3,278,031	$2,790,269
Cost of sales	(2,785,484)	(2,432,709)	(2,033,620)
Gross profit	963,699	845,322	756,649
Selling, general and administrative expenses	(640,981)	(592,710)	(538,332)
Other income, net	12,952	32,855	15,398
Interest expense	(91,521)	(78,092)	(86,776)
Interest income	7,779	9,476	11,417
Income before income taxes and income from equity method investments	251,928	216,851	158,356
Income tax expense	(77,186)	(63,033)	(41,921)
Income from equity method investments	5,665	7,657	7,353
Net income including non-controlling interest	180,407	161,475	123,788
Net income attributable to non-controlling interest	(94)	(82)	(69)
Net income attributable to H.B. Fuller	$180,313	$161,393	$123,719

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$3.37	$3.05	$2.38
Diluted	$3.26	$2.97	$2.36

Weighted-average common shares outstanding:
Basic	53,580	52,887	52,039
Diluted	55,269	54,315	52,520

Dividends declared per common share	$0.738	$0.665	$0.648

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 3,	November 27,	November 28,
	2022	2021	2020
Net income including non-controlling interest	$180,407	$161,475	$123,788
Other comprehensive (loss) income
Foreign currency translation	(131,806)	(26,294)	41,742
Defined benefit pension plans adjustment, net of tax	(15,063)	48,181	4,588
Interest rate swaps, net of tax	9,924	15,179	(11,765)
Cash-flow hedges, net of tax	(3,483)	(4,486)	6,206
Net investment hedges, net of tax	(40,743)	-	-
Other comprehensive (loss) income	(181,171)	32,580	40,771
Comprehensive (loss) income	(764)	194,055	164,559
Less: Comprehensive income attributable to non-controlling interest	33	50	99
Comprehensive (loss) income attributable to H.B. Fuller	$(797)	$194,005	$164,460

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	December 3,	November 27,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$79,910	$61,786
Trade receivables, net	607,365	614,645
Inventories	491,781	448,404
Other current assets	120,319	96,335
Total current assets	1,299,375	1,221,170

Property, plant and equipment, net	733,667	695,367
Goodwill	1,392,627	1,298,845
Other intangibles, net	702,092	687,075
Other assets	335,868	372,073
Total assets	$4,463,629	$4,274,530

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$28,860	$24,983
Current maturities of long-term debt	-	-
Trade payables	460,669	500,321
Accrued compensation	108,328	109,542
Income taxes payable	18,530	15,943
Other accrued expenses	89,345	86,061
Total current liabilities	705,732	736,850

Long-term debt, net of current maturities	1,736,256	1,591,479
Accrued pension liabilities	52,561	71,651
Other liabilities	358,286	277,190
Total liabilities	2,852,835	2,677,170

Commitments and contingencies (Note 14)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 53,676,576 and 52,777,753 for 2022 and 2021, respectively	53,677	52,778
Additional paid-in capital	266,491	213,637
Retained earnings	1,741,359	1,600,601
Accumulated other comprehensive loss	(451,357)	(270,247)
Total H.B. Fuller stockholders' equity	1,610,170	1,596,769
Non-controlling interest	624	591
Total equity	1,610,794	1,597,360
Total liabilities, non-controlling interest and total equity	$4,463,629	$4,274,530

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other	Non-
	Common	Paid-in	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance at November 30, 2019, as adjusted	$51,241	$130,295	$1,384,411	$(343,600)	$442	$1,222,789
Comprehensive income (loss)	-	-	123,719	40,741	99	164,559
Dividends	-	-	(33,724)	-	-	(33,724)
Stock option exercises	397	11,924	-	-	-	12,321
Share-based compensation plans other, net	341	19,008	-	-	-	19,349
Repurchases of common stock	(72)	(3,360)	-	-	-	(3,432)
Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income (loss)	-	-	161,393	32,612	50	194,055
Dividends	-	-	(35,198)	-	-	(35,198)
Stock option exercises	741	31,584	-	-	-	32,325
Share-based compensation plans other, net	181	26,817	-	-	-	26,998
Repurchases of common stock	(51)	(2,631)	-	-	-	(2,682)
Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive income	-	-	180,313	(181,110)	33	(764)
Dividends	-	-	(39,555)	-	-	(39,555)
Stock option exercises	658	29,464	-	-	-	30,122
Share-based compensation plans other, net	296	27,284	-	-	-	27,580
Repurchases of common stock	(55)	(3,894)	-	-	-	(3,949)
Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794

CONSOLIDATED STATEMENTS of CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 3,	November 27,	November 28,
	2022	2021	2020
Cash flows from operating activities:
Net income including non-controlling interest	$180,407	$161,475	$123,788
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	72,593	72,106	68,226
Amortization	74,383	71,068	70,591
Deferred income taxes	(15,230)	16,192	(24,730)
Income from equity method investments, net of dividends received	(9)	2,776	375
(Gain) loss on sale of assets	(1,195)	648	86
Share-based compensation	24,368	22,366	16,914
Pension and other postretirement benefit plan contributions	(3,009)	(3,840)	(5,479)
Pension and other postretirement benefit plan income	(24,021)	(28,662)	(14,763)
Mark to market adjustment related to contingent consideration liabilities	-	2,300	800
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(24,753)	(124,849)	(14,842)
Inventories	(55,772)	(135,351)	15,708
Other assets	46,499	(79,097)	38,412
Trade payables	(22,629)	176,337	23,130
Accrued compensation	1,135	27,741	2,588
Other accrued expenses	6,303	1,186	16,361
Income taxes payable	(12,873)	(4,137)	5,511
Other liabilities	4,104	(73,508)	24,566
Other	6,213	108,566	(15,683)
Net cash provided by operating activities	256,514	213,317	331,559
Cash flows from investing activities:
Purchased property, plant and equipment	(129,964)	(96,089)	(87,288)
Purchased businesses, net of cash acquired	(250,807)	(5,445)	(9,500)
Purchased business assets	-	-	(5,623)
Proceeds from sale of property, plant and equipment	1,556	2,896	1,506
Cash received from government grant	3,928	5,800	-
Cash outflow related to government grant	-	(1,822)	(8,555)
Net cash used in investing activities	(375,287)	(94,660)	(109,460)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	335,000	-	300,000
Repayment of long-term debt	(159,500)	(156,500)	(518,000)
Payment of debt issue costs	(600)	-	-
Net proceeds from notes payable	3,455	9,346	4,128
Dividends paid	(39,207)	(34,859)	(33,461)
Contingent consideration payment	(5,000)	(1,700)	(767)
Proceeds from stock options exercised	30,122	32,325	12,321
Repurchases of common stock	(3,950)	(2,682)	(3,432)
Net cash provided by (used in) financing activities	160,320	(154,070)	(239,211)
Effect of exchange rate changes on cash and cash equivalents	(23,423)	(3,335)	5,455
Net change in cash and cash equivalents	18,124	(38,748)	(11,657)
Cash and cash equivalents at beginning of year	61,786	100,534	112,191
Cash and cash equivalents at end of year	$79,910	$61,786	$100,534

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$348	$339	$263
Cash paid for interest, net of amount capitalized of $1,518, $905, and $565 for the years ended December 3, 2022, November 27, 2021 and November 28, 2020, respectively	$83,527	$62,753	$69,452
Cash paid for income taxes, net of refunds	$73,449	$72,955	$49,986

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.B. Fuller Company and our subsidiaries formulate, manufacture and market specialty adhesives, sealants, coatings, polymers, tapes, encapsulants, additives and other specialty chemical products globally, with sales operations in 34 countries in North America, Europe, Latin America, the Asia Pacific region, India, the Middle East and Africa.

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. In 2022, as a percentage of total net revenue by operating segment, Hygiene, Health and Consumable Adhesives accounted for 45 percent, Engineering Adhesives 41 percent and Construction Adhesives 14 percent.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2022, 2021 and 2020, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of  December 3, 2022, November 27, 2021, and November 28, 2020 for Sekisui-Fuller Company, Ltd. is not required.

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were  December 3, 2022, November 27, 2021, and November 28, 2020 for 2022, 2021 and 2020, respectively. Every five or six years we have a 53rd week in our fiscal year. 2022 was a 53-week year.

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

Provisions for sales returns are estimated based on historical experience and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with ASC 606. Customer incentives recorded in the Consolidated Statements of Income as a reduction of net revenue were $50,146, $33,441 and $34,860 in 2022, 2021 and 2020, respectively.

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

Restrictions on Cash

There were no restrictions on cash as of December 3, 2022 or November 28, 2020. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

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

Investments

Investments with a value of $8,957 and $9,584 represent the cash surrender value of life insurance contracts as of December 3, 2022 and November 27, 2021, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of selling, general and administrative expenses.

Equity Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the measurement alternative at cost less impairment plus or minus observable price changes in orderly transactions. We have a policy in place to review our investments at least annually, to evaluate the accounting method and identify observable price changes that could indicate impairment. If we believe that an impairment exists, it is our policy to calculate the fair value of the investment and recognize as impairment any amount by which the carrying value exceeds the fair value of the investment. We recognized impairment of $303 for the year ended December 3, 2022 and did not have any impairment of our equity investments for the years ended November 27, 2021, and November 28, 2020. The book value of the equity investments was $1,362 as of  December 3, 2022 and $1,667 as of November 27, 2021.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income, net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $1,518, $905 and $565 were capitalized in 2022, 2021 and 2020, respectively.

Goodwill

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, an impairment charge is recorded for any excess of the carrying value over the estimated fair value. Based on the analysis performed for our fiscal 2022 annual impairment test, there were no indications of impairment for any of our reporting units. See Note 5 for further information.

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

Pension and Other Postretirement Benefits

We sponsor defined-benefit pension plans in both the U.S. and non-U.S. entities. Also in the U.S., we sponsor other postretirement plans for health care and life insurance benefits. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases, health care cost trend rates and mortality rates. The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the impact of active management of the plan’s assets. Note 10 includes disclosure of assumptions employed in these measurements for both the non-U.S. and U.S. plans.

Asset Retirement Obligations

We recognize asset retirement obligations ("ARO") in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $2,888 and $2,917 at December 3, 2022 and November 27, 2021, respectively.

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

(in thousands, except per share data)	2022	2021	2020
Net income attributable to H.B. Fuller	$180,313	$161,393	$123,719

Weighted-average common shares – basic	53,580	52,887	52,039
Equivalent shares from share-based compensation plans	1,689	1,428	481
Weighted-average common and common equivalent shares – diluted	55,269	54,315	52,520

Basic earnings per share	$3.37	$3.05	$2.38
Diluted earnings per share	$3.26	$2.97	$2.36

Share-based compensation awards for 707,197, 1,535,503 and 3,982,275 shares for 2022, 2021 and 2020, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We repurchased 49,869, 47,481 and 72,000 shares of common stock in 2022, 2021 and 2020, respectively, in connection with the statutory minimum tax withholding related to vesting of restricted stock.

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

New Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs.  Our effective date of this ASU is our fiscal year ending December 1, 2024. We are evaluating the effect that this guidance will have on our Consolidated Financial Statements.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the company.

Note 2: Acquisitions

GSSI

On October 24, 2022, we acquired GSSI Sealants, Inc. ("GSSI") for a total purchase price of $7,483, which was funded through existing cash. This includes a holdback amount of $1,050 that will be paid on the 12 month anniversary of the closing date. GSSI, headquartered in Houston, Texas, is a manufacturer of premier elastomeric butyl rubber sealant tapes. The acquisition of GSSI is expected to expand our Construction Adhesives global footprint and product range and enable our growth in the metal building, wastewater, and building envelope applications and will also expand our reach in Central America and the U.S. The acquisition fair value measurement was preliminary as of December 3, 2022 and includes intangible assets of $4,305 and other net assets of $3,178. GSSI is included in our Construction Adhesives operating segment.

ZKLT

On August 16, 2022, we acquired ZKLT Polymer Co., Ltd. ("ZKLT") for a base purchase price of 102,812 Chinese renminbi, or approximately $15,183, which was funded through existing cash. We are also required to pay 27,000 Chinese renminbi, or approximately $3,987, with half to be paid on each of the 12 month and 18 month anniversaries of the closing date, as well as contingent consideration up to 30,000 Chinese renminbi, or approximately $4,430, following the completion of certain performance goals and conditions. ZKLT, headquartered in Chongquin City, China, is a manufacturer of liquid adhesives primarily for the automotive market. The acquisition of ZKLT is expected to add market knowledge, strong customer relationships and a strategic manufacturing location to further strengthen our presence in Southwest China. The acquisition fair value measurement was preliminary as of December 3, 2022 and includes intangible assets of $5,316, goodwill of $3,720 and other net assets of $10,134. Goodwill is not deductible for tax purposes. See Note 13 for further discussion of the fair value of the contingent consideration. ZKLT is included in our Engineering Adhesives operating segment.

Apollo

On January 26, 2022, we acquired Apollo Chemicals Limited, Apollo Roofing Solutions Limited and Apollo Construction Solutions Limited (collectively, "Apollo") for a base purchase price of 151,214 British pound sterling, or approximately $203,573, which was funded through borrowings on our credit facility. The agreement requires us to pay an additional 1,500 British pound sterling, or approximately $2,019, following the completion of certain environmental studies. As of December 3, 2022, the environmental studies were complete and the $2,019 was paid. Apollo, headquartered in Tamworth, UK, is a manufacturer of liquid adhesives, coatings and primers for the roofing, industrial and construction markets. Apollo is expected to enhance our position in key high-value, high-margin markets in the UK and throughout Europe. The acquisition fair value measurement was final as of December 3, 2022. The acquisition is included in our Construction Adhesives operating segment.

The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of December 3, 2022:

December 3, 2022
Cash	$12,165
Current assets	19,074
Property, plant and equipment	7,877
Goodwill	119,358
Other intangibles
Customer relationships	67,447
Trademarks/trade names	2,289
Technology	6,462
Current liabilities	(9,615)
Other liabilities	(19,465)
Total	$205,592

The expected useful lives of the acquired intangible assets are 15 years for technology, 10 years for customer relationships and five years for trademarks/trade names.

Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $119,358 to goodwill for the expected synergies from combining Apollo with our existing business. Such goodwill is not deductible for tax purposes. The goodwill was assigned to our Construction Adhesives operating segment.

Fourny NV

On January 11, 2022, we acquired Fourny NV ("Fourny") for a base purchase price of 12,867 Euro, or approximately $14,627, which was funded through existing cash. The agreement requires us to pay an additional 3,100 Euro, or approximately $3,524, 18 months following the date of acquisition. Fourny, headquartered in Willebroek, Belgium, is a manufacturer of construction and automotive adhesives. Fourny is expected to enhance our position in key high-value, high-margin markets in Europe. The acquisition fair value measurement was final as of December 3, 2022 and includes intangible assets of $10,117, goodwill of $6,455 and other net assets of $1,391. Goodwill is not deductible for tax purposes. Fourny is included in our Construction Adhesives operating segment.

TissueSeal, LLC

On  November 30, 2021, we acquired certain assets of Tissue Seal, LLC ("TissueSeal") for a base purchase price of $22,167, which was funded through existing cash. The agreement requires us to pay an additional $2,475 on the first anniversary of the acquisition and contingent consideration of up to $500 on November 30, 2024 based on certain agreement provisions. TissueSeal, headquartered in Ann Arbor, Michigan, is a distributor of topical tissue adhesives and sutures. With this acquisition, we add TissueSeal's regulatory clearances, customer and distribution relationships, regulatory approvals and trademarks into our portfolio of products. The acquisition fair value measurement was final as of December 3, 2022 and includes intangible assets of $11,160, goodwill of $13,765 and other net assets of $217. Goodwill is deductible for tax purposes. See Note 13 for further discussion of the fair value of the contingent consideration liability. TissueSeal is recorded in our Hygiene, Health and Consumable Adhesives operating segment.

STR Holdings, Inc.

On January 13, 2021, we acquired certain assets of STR Holdings, Inc. ("STR") for a base purchase price of $5,445 which was funded through existing cash. The agreement requires us to pay an additional $800 on the first anniversary of the acquisition and contingent consideration of up to $1,700 based on certain agreement provisions. STR, headquartered in Enfield, Connecticut, is a manufacturer of encapsulant products used in the solar industry. The acquisition fair value measurement, which includes intangible assets of $6,700 and other net assets of $1,245, was final as of November 27, 2021. As of November 27, 2021, the agreement provisions for the contingent consideration were met, and as a result, the $1,700 was paid. STR is reported in our Engineering Adhesives operating segment.

All acquisitions, individually and in the aggregate, are not material and therefore pro forma financial information is not provided.

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

	December 3, 2022	November 27, 2021	November 28, 2020
Cost of sales	$(152)	$(188)	$1,013
Selling, general and administrative	(297)	975	3,567
	$(449)	$787	$4,580

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-
	Related	Other	Total
Balance at end November 28, 2020	$5,834	$248	$6,082
Expense incurred	(807)	1,594	787
Non-cash charges	-	(135)	(135)
Cash payments	(3,917)	(1,707)	(5,624)
Foreign currency translation	(15)	-	(15)
Balance at end November 27, 2021	$1,095	$-	$1,095
Expense incurred	(449)	-	(449)
Non-cash charges	-	-	-
Cash payments	(529)	-	(529)
Foreign currency translation	(60)	-	(60)
Balance at end December 3, 2022	$57	$-	$57

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Foreign currency transaction losses, net	$(12,935)	$(5,962)	$(3,078)
Gain (loss) on disposal of assets	1,416	(648)	(86)
Net periodic pension benefit	26,787	32,070	17,902
Other, net	(2,316)	7,395	660
Total other income, net	$12,952	$32,855	$15,398

Research and development expenses (included in SG&A expenses)	$44,853	$39,344	$36,969

Balance Sheet Information

Additional details of balance sheet amounts as of  December 3, 2022 and November 27, 2021 are as follows:

	2022	2021
Inventories
Raw materials	$237,071	$226,723
Finished goods	254,710	221,681
Total inventories	$491,781	$448,404

Other current assets
Other receivables	$36,338	$28,874
Prepaid income taxes	27,169	13,359
Prepaid taxes other than income taxes	29,322	26,929
Prepaid expenses	27,490	25,889
Assets held for sale	-	1,284
Total other current assets	$120,319	$96,335

Property, plant and equipment
Land	$84,320	$84,492
Buildings and improvements	405,037	395,849
Machinery and equipment	957,371	915,914
Construction in progress	133,010	104,734
Total, at cost	1,579,738	1,500,989
Accumulated depreciation	(846,071)	(805,622)
Net property, plant and equipment	$733,667	$695,367

Other assets
Investments in company owned life insurance	$8,957	$9,584
Equity method investments	42,143	49,333
Equity investments	1,362	1,667
Long-term deferred income taxes	39,048	37,116
Prepaid pension costs	86,616	90,946
Postretirement other than pension asset	98,848	107,323
Operating lease right-of-use assets	32,440	32,744
Other long-term receivables	9,262	23,661
Other long-term assets	17,192	19,699
Total other assets	$335,868	$372,073

Other accrued expenses
Taxes other than income taxes	$14,642	$14,280
Miscellaneous services	7,092	5,626
Customer rebates	24,915	20,743
Interest	7,498	2,964
Product liability	154	432
Contingent consideration liability	1,977	8,100
Current operating lease liabilities	9,794	8,921
Accrued expenses	23,273	24,995
Total other accrued expenses	$89,345	$86,061

Other liabilities
Asset retirement obligations	$2,888	$2,917
Long-term deferred income taxes	183,190	179,401
Long-term income tax liability	22,202	14,364
Long-term deferred compensation	9,957	9,665
Postretirement other than pension	2,021	2,657
Noncurrent operating lease liabilities	23,421	24,061
Environmental liabilities	3,064	3,521
Net investment hedge liabilities	54,046	-
Other long-term liabilities	57,497	40,604
Total other liabilities	$358,286	$277,190

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance at beginning of year	$9,935	$12,905	$10,682
Charged to expenses and other adjustments	1,794	(546)	8,313
Write-offs	(851)	(2,278)	(6,158)
Foreign currency translation effect	61	(146)	68
Balance at end of year	$10,939	$9,935	$12,905

Statement of Comprehensive Income Information

The following tables provides details of total comprehensive income (loss):

	December 3, 2022
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$180,313	$94
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(131,745)	-	(131,745)	(61)
Defined benefit pension plans adjustment[2]	(18,881)	3,818	(15,063)	-
Interest rate swap[3]	13,148	(3,224)	9,924	-
Other cash flow hedges[3]	(3,536)	53	(3,483)	-
Net investment hedges[3]	(54,040)	13,297	(40,743)	-
Other comprehensive income (loss)	$(195,054)	$13,944	$(181,110)	$(61)
Comprehensive income			$(797)	$33

	November 27, 2021
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$161,393	$82
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(26,262)	-	(26,262)	(32)
Defined benefit pension plans adjustment[2]	64,912	(16,731)	48,181	-
Interest rate swap[3]	20,109	(4,930)	15,179	-
Other cash flow hedges[3]	(4,554)	68	(4,486)	-
Other comprehensive income	$54,205	$(21,593)	32,612	(32)
Comprehensive income			$194,005	$50

	November 28, 2020
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$123,719	$69
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$41,712	-	41,712	30
Defined benefit pension plans adjustment[2]	5,823	(1,235)	4,588	-
Interest rate swap[3]	(15,618)	3,853	(11,765)	-
Other cash flow hedges[3]	6,307	(101)	6,206	-
Other comprehensive (loss) income	$38,224	$2,517	40,741	30
Comprehensive income			$164,460	$99

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

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) are as follows:

	December 3, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(264,054)	$(264,012)	$(42)
Net investment hedges, net of taxes of $13,297	(40,743)	(40,743)	-
Defined benefit pension plans adjustment, net of taxes of $67,744	(128,261)	(128,261)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(451,399)	$(451,357)	$(42)

	November 27, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(132,370)	$(132,267)	$(103)
Interest rate swap, net of taxes of $3,224	(9,924)	(9,924)	-
Cash flow hedges, net of taxes of ($53)	3,483	3,483	-
Defined benefit pension plans adjustment, net of taxes of $63,925	(113,198)	(113,198)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(270,350)	$(270,247)	$(103)

	November 28, 2020
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(106,140)	$(106,005)	$(135)
Interest rate swap, net of taxes of ($8,153)	(25,103)	(25,103)	-
Cash flow hedges, net of taxes of ($121)	7,969	7,969	-
Defined benefit pension plans adjustment, net of taxes of $80,656	(161,379)	(161,379)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(302,994)	$(302,859)	$(135)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment consisted of the following:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
As of November 27, 2021	$325,470	$662,021	$311,354	$1,298,845
TissueSeal acquisition	13,765	-	-	13,765
Fourny acquisition	-	-	6,455	6,455
Apollo acquisition	-	-	119,358	119,358
ZKLT acquisition	-	3,720	-	3,720
Foreign currency translation effect	(10,273)	(27,831)	(11,412)	(49,516)
As of December 3, 2022	$328,962	$637,910	$425,755	$1,392,627

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using DCF analyses. Determining fair value requires the company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Based on the analysis performed during the fourth quarter of 2022, there were no indications of impairment for any of our reporting units.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Tradename	All Other	Total
As of December 3, 2022
Original cost	$118,727	$1,004,008	$50,324	$11,053	$1,184,112
Accumulated amortization	(66,433)	(388,394)	(21,401)	(6,251)	(482,479)
Net identifiable intangibles	$52,294	$615,614	$28,923	$4,802	$701,633
Weighted-average useful lives (in years)	13	17	13	13	16
As of November 27, 2021
Original cost	$115,980	$932,644	$63,543	$11,343	$1,123,510
Accumulated amortization	(62,364)	(335,143)	(33,786)	(5,635)	(436,928)
Net identifiable intangibles	$53,616	$597,501	$29,757	$5,708	$686,582
Weighted-average useful lives (in years)	13	17	14	12	17

Amortization expense with respect to amortizable intangible assets was $74,383, $71,068 and $70,591 in 2022, 2021 and 2020, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2023	2024	2025	2026	2027	Thereafter
Amortization Expense	$75,151	$69,611	$67,091	$60,396	$57,201	$372,183

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  December 3, 2022 and November 27, 2021 were $459 and $493, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2022 compared to 2021 was due to changes in foreign currency exchange rates.

Note 6: Leases

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

The components of lease expense are as follows:

	December 3, 2022	November 27, 2021
Operating lease cost	$12,026	$11,958
Finance lease cost:
Amortization of assets	1,535	673
Interest on lease liabilities	261	110
Variable lease cost	6,481	5,990
Total net lease cost	$20,303	$18,731

Supplemental balance sheet information related to leases is as follows:

	Location on
	Balance Sheet	December 3, 2022	November 27, 2021
Operating leases:
Operating lease right-of-use assets	Other assets	$32,440	$32,744

Current operating lease liabilities	Other accrued expenses	9,794	8,921
Noncurrent operating lease liabilities	Other liabilities	23,421	24,061
Total operating lease liabilities		$33,215	$32,982

Finance leases:
Equipment right-of-use assets	Property, plant and equipment	$11,150	$9,455

Current obligations of finance leases	Other accrued expenses	$1,541	$1,109
Finance leases, net of current obligations	Other liabilities	7,507	7,548
Total finance lease liabilities		$9,048	$8,657

As of December 3, 2022, the weighted average remaining lease term is 6.9 years and the weighted average discount rate is 3.6% for the company's operating lease agreements. The weighted average remaining lease term is 9.4 years and the weighted average discount rate is 3.0% for the company's finance lease agreements.

Supplemental information related to leases is as follows:

	December 3, 2022	November 27, 2021
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,209	$15,251
Operating cash flows from finance leases	261	110
Financing cash flows from finance leases	607	546

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$15,442	$20,030
Finance leases	1,258	7,630

Maturities of lease liabilities are as follows:

	December 3, 2022
Fiscal Year	Finance Leases	Operating Leases
2023	$1,786	$10,714
2024	1,528	7,525
2025	1,483	5,272
2026	1,360	3,763
2027	1,072	2,672
2028 and beyond	2,985	6,689
Total	10,214	36,635
Less: amounts representing interest	(1,166)	(3,420)
Present value of future minimum payments	9,048	33,215
Less: current obligations	(1,541)	(9,794)
Noncurrent lease liabilities	$7,507	$23,421

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

Notes payable were $28,860 and $24,983 at December 3, 2022 and November 27, 2021, respectively. This amount primarily represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings were 16.2 percent in 2022 and 8.1 percent in 2021 and 2020. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at December 3, 2022.

Long-Term Debt

	Weighted-Average	Fiscal Year	Balance at	Balance at
	Interest Rate at	Maturity	December 3,	November 27,
Long-Term Debt	December 3, 2022	Date	2022	2021
Revolving credit facility	5.94%	2024	$175,500	$-
Term Loan B	6.19%	2024	1,001,150	1,001,150
Public Notes[2]	4.00%	2027	300,000	300,000
Public Notes[3]	4.25%	2028	300,000	300,000
Other, including debt issuance cost and discount			(40,394)	(9,671)
Total debt			$1,736,256	$1,591,479
Less: current maturities			-	-
Total long-term debt, excluding current maturities			$1,736,256	$1,591,479

1 Term Loan B, due on October 20, 2024, $2,150,000 variable rate at the London Interbank Offered Rate (LIBOR) plus 2.00 percent (6.19 percent at December 3, 2022).

2 Public Notes, due February 15, 2027, $300,000 4.00 percent fixed.

3 Public Notes, due October 15, 2028, $300,000 4.25 percent fixed; swapped to a floating rate as detailed below.

Term Loans

On October 20, 2017, we entered into a secured term loan credit agreement (“Term Loan B Credit Agreement”) with a consortium of financial institutions under which we established a $2,150,000 term loan (“Term Loan B”) that we used to repay existing indebtedness, finance working capital needs, finance acquisitions and for general corporate purposes. The Term Loan B Credit Agreement is secured by a security interest in substantially all of the personal property assets of the company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries together with certain domestic material real property. At December 3, 2022, a balance of $1,001,150 was outstanding on the Term Loan B. The interest rate on the Term Loan B is payable at the LIBOR rate plus 2.00 percent (6.19 percent at December 3, 2022). The interest rate is based on a leverage grid. The Term Loan B Credit Agreement matures on October 20, 2024.

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our Term Loan B to a fixed rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income during the second quarter of 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which was amortized down to $800,000 on October 20, 2021, of our Term Loan B to a fixed interest rate of 4.0275%. These interest rate swap agreements matured on October 20, 2022 and we have no interest rate swap agreements on our Term Loan B as of December 3, 2022. See Note 12 for further discussion of these interest rate swaps.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Term Loan B Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25% when our Secured Leverage Ratio is below 4.25:1.00 and to 0% when our Secured Leverage Ratio is below 3.75:1.00. The prepayment for the 2022 measurement period was satisfied through amounts prepaid during 2022. We have estimated the 2023 prepayment to be zero.

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

Fair Value of Long-Term Debt

Long-term debt had an estimated fair value of $1,713,257 and $1,618,291 as of December 3, 2022 and November 27, 2021, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Long-term Debt Maturities

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	2023	2024	2025	2026	2027	Thereafter
Long-term debt obligations	$-	$1,001,150	$-	$-	$300,000	$300,000

Revolving Credit Facility

On October 20, 2020, we amended and restated our revolving credit facility. On January 24, 2022, we relied on the accordion feature in our credit agreement to increase the commitment under the existing credit facility from $400,000 to $600,000. On February 28, 2022, we executed an amendment to amend and restate the revolving credit agreement to move from borrowing under LIBOR to borrowing under SOFR along with further upsizing the revolving credit facility by $100,000 to $700,000 in total aggregate commitments.

The revolving credit facility is secured along with the Term Loan B Credit Agreement, by a first-priority security interest in substantially all of the personal property assets of the company and each Guarantor, including 100% of the equity interests in certain domestic subsidiaries and 65% of the equity interests of first-tier foreign subsidiaries. Interest on the revolving credit facility is payable at the SOFR plus a credit spread adjustment (0.11448 percent) plus 1.75 percent (5.94 percent at December 3, 2022). A facility fee of 0.25 percent of the unused commitment under the revolving credit facility is payable quarterly. The interest rates and the facility fee are based on a leverage grid. The revolving credit facility matures on July 22, 2024.

As of December 3, 2022, amounts related to our revolving credit facility was as follows:

	Committed	Drawn	Unused
Revolving credit facility	$700,000	$175,500	$515,186

The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $700,000, less issued letters of credit. At December 3, 2022, letters of credit reduced the available amount under the revolving credit facility by$9,314.

Covenants

The secured Term Loan B Credit Agreement and secured revolving credit facility are subject to certain covenants and restrictions. Restrictive covenants include, but are not limited to, limitations on secured and unsecured borrowings, interest coverage, intercompany transfers and investments, third party investments, dispositions of assets, leases, liens, dividends and distributions, and contains a maximum secured debt to trailing twelve months EBITDA requirement.  Certain covenants become less restrictive after meeting leverage or other financial ratios. In addition, we cannot be a member of any consolidated group as defined for income tax purposes other than with our subsidiaries. At December 3, 2022 and November 27, 2021, all financial covenants were met.

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

Common Stock

There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 53,676,576 and 52,777,753 shares issued and outstanding at December 3, 2022 and November 27, 2021, respectively.

On April 7, 2022, the Board of Directors authorized a new share repurchase program of up to $300,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the April 6, 2017 authorization to repurchase shares. We did not repurchase any shares during 2022, 2021 and 2020 under our share repurchase program. Up to $300,000 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2022	2021	2020
Beginning balance	52,777,753	51,906,663	51,241,190
Stock options exercised	657,789	740,731	397,456
Deferred compensation paid	118,429	19,895	118,742
Restricted units vested	172,474	157,945	221,275
Shares withheld for taxes	(49,869)	(47,481)	(72,000)
Ending balance	53,676,576	52,777,753	51,906,663

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

2020 Master Incentive Plan

This plan allows for granting of awards to to any employee, officer, non-employee director, consultant, independent contractor or advisor providing services to us or any of our affiliates, or any person to whom an offer of employment or engagement with us or any of our affiliates has been made. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; (f) other awards based on our common stock, including shares for amounts employees or non-employee directors deferred under the deferred compensation plans. There were 1,268,608 common shares available for grant as of December 3, 2022.

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

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2022, 2021 and 2020 were calculated using the following assumptions:

	2022	2021	2020
Expected life (in years)	5.00	5.00	5.00
Weighted-average expected volatility	33.35%	32.50%	24.32%
Expected volatility range	33.33-34.34%	32.48% - 32.94%	24.18% - 30.99%
Risk-free interest rate	1.53-4.06%	0.39% - 1.20%	0.21% - 1.51%
Weighted-average expected dividend	0.95%	1.26%	1.38%
Expected dividend yield range	0.94-1.23%	0.92% - 1.27%	1.35% - 2.53%
Weighted-average fair value of grants	$20.91	$13.29	$9.63

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

Total share-based compensation expense was $24,368, $22,366 and $16,914 for 2022, 2021 and 2020, respectively. All share-based compensation was recorded as SG&A expense.

As of December 3, 2022, $6,906 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 0.7 years. Unrecognized compensation costs related to unvested restricted stock units was $8,151 which is expected to be recognized over a weighted-average period of 0.72 years.

Stock Option Activity

The stock option activity for the years ended  December 3, 2022, November 27, 2021, and November 28, 2020 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 30, 2019	5,060,310	$46.04
Granted	1,052,968	47.70
Exercised	(397,456)	31.00
Forfeited or cancelled	(169,907)	49.11
Outstanding at November 28, 2020	5,545,915	$47.34
Granted	1,237,094	53.33
Exercised	(740,731)	43.64
Forfeited or cancelled	(1,069,886)	56.33
Outstanding at November 27, 2021	4,972,392	$47.45
Granted	549,458	72.75
Exercised	(657,789)	45.79
Forfeited or cancelled	(40,991)	61.31
Outstanding at December 3, 2022	4,823,070	$50.42

The fair value of options granted during 2022, 2021 and 2020 was $5,400, $17,250 and $10,132, respectively. Total intrinsic value of options exercised during 2022, 2021 and 2020 was $16,877, $15,261 and $6,563, respectively. For options outstanding at December 3, 2022, the weighted-average remaining contractual life was 6.13 years and the aggregate intrinsic value was $144,265. There were 3,311,412 options exercisable at December 3, 2022, with a weighted-average remaining contractual life of 5.14 years and an aggregate intrinsic value of $111,209. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended  December 3, 2022, November 27, 2021, and November 28, 2020 were $30,122, $32,325 and $12,321, respectively. The company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2022, 2021 and 2020 was $3,687, $3,874 and $1,278, respectively.

Restricted Stock Unit Activity

The nonvested restricted stock unit activity for the years ended  December 3, 2022, November 27, 2021, and November 28, 2020 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at November 30, 2019	487,997	$46.56	0.8
Granted	216,293	46.39	3.4
Vested	(221,275)	46.83	-
Forfeited	(50,666)	47.55	0.1
Nonvested at November 28, 2020	432,349	$46.22	0.8
Granted	356,779	54.49	3.2
Vested	(157,945)	48.69	-
Forfeited	(78,818)	47.79	0.8
Nonvested at November 27, 2021	552,365	$50.63	1.9
Granted	179,603	67.92	3.2
Vested	(172,474)	46.74	-
Forfeited	(68,374)	45.83	0.1
Nonvested at December 3, 2022	491,120	$58.98	0.7

Total fair value of restricted stock units vested during 2022, 2021, and 2020 was $8,062, $7,691 and $10,362, respectively. The total fair value of nonvested restricted stock at  December 3, 2022 was $28,967.

We repurchased 55,081, 50,799 and 70,380 shares during 2022, 2021 and 2020, respectively, in connection with the statutory minimum tax withholding related to vesting of restricted stock. The company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2022, 2021 and 2020 was $2,569, $1,439 and $2,136, respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended  December 3, 2022, November 27, 2021, and November 28, 2020 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 30, 2019	525,660	36,664	562,324
Participant contributions	18,008	13,814	31,822
Company match contributions[1]	23,033	1,381	24,414
Payouts	(111,436)	(7,306)	(118,742)
Units outstanding November 28, 2020	455,265	44,553	499,818
Participant contributions	13,036	10,487	23,523
Company match contributions[1]	20,118	1,049	21,167
Payouts	(19,895)	(7,728)	(27,623)
Units outstanding November 27, 2021	468,524	48,361	516,885
Participant contributions	89,054	12,985	102,039
Company match contributions[1]	26,843	1,299	28,142
Payouts	(118,429)	(6,073)	(124,502)
Units outstanding December 3, 2022	465,992	56,572	522,564

1 The non-employee directors’ company match includes 17,937, 18,814 and 21,323 deferred compensation units paid as discretionary awards to all non-employee directors in 2022, 2021 and 2020, respectively.

The fair value of non-employee directors’ company matches for 2022, 2021 and 2020 was $172, $163 and $128, respectively. The fair value of the non-employee directors’ discretionary award was $1,080, $1,215, $920 for 2022, 2021 and 2020, respectively. The fair value of employee company matches was $86, $61 and $56 for 2022, 2021 and 2020, respectively.

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual non-discretionary retirement contribution to the 401(k) plan of 1 percent of pay, that is invested based on the election of the individual participant. The 1 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2022 was $12,113 which included the cost of the 4 percent company match of $9,082 and the additional 1 percent contribution of $3,031. The total contributions to the 401(k) plan were $12,488 and $10,764 in 2021 and 2020, respectively.

All U.S. employees are eligible to receive an annual discretionary non-elective contribution to the 401(k) plan of up to 3 percent based on achieving the company’s earnings per share target. This discretionary contribution is in addition to the contributions described above. A discretionary non-elective contribution of $950 and $5,205 was accrued for 2022 and 2021, respectively.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $12,263 and $10,494 in 2022 and 2021, respectively, for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plans

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we made significant changes to our U.S. pension plan. The changes included: benefits under the plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants.  The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. During 2020, we amended the U.S. pension plan to add a program for eligible employees to take a lump sum distribution. No amounts were paid under this program in 2022 and a total of $6,673 was paid during 2021 as distributions under this program. Other U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of December 3, 2022 and November 27, 2021:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2022	2021	2022	2021	2022	2021
Change in projected benefit obligation
Benefit obligation at beginning of year	$361,212	$388,530	$238,400	$250,561	$31,262	$39,075
Service cost	-	-	2,765	3,280	-	21
Interest cost	9,653	9,299	2,893	2,941	748	822
Participant contributions	-	-	-	-	296	365
Actuarial (gain)/loss1	(80,296)	(9,177)	(57,159)	(3,630)	(5,395)	(6,115)
Other	-	-	-	-	-	-
Curtailments	-	-	231	-	-	-
Settlement payments	(200)	(6,673)	(7,988)	996	-	-
Benefits paid	(20,495)	(20,767)	(8,370)	(8,578)	(2,738)	(2,906)
Foreign currency translation effect	-	-	(15,922)	(7,170)	-	-
Benefit obligation at end of year	269,874	361,212	154,850	238,400	24,173	31,262

Change in plan assets
Fair value of plan assets at beginning of year	409,811	398,403	216,623	202,242	135,701	109,056
Actual return on plan assets	(63,562)	37,466	(45,328)	25,204	(12,613)	28,716
Employer contributions	1,232	1,382	1,640	1,989	136	470
Participant contributions	-	-	-	-	296	365
Other	-	-	-	996	-	-
Settlement payments	(200)	(6,673)	-	-	-	-
Benefits paid[2]	(20,495)	(20,767)	(8,369)	(8,578)	(2,738)	(2,906)
Foreign currency translation effect	-	-	(22,658)	(5,230)	-	-
Fair value of plan assets at end of year	326,786	409,811	141,908	216,623	120,782	135,701
Plan assets in excess of (less than) benefit obligation as of year end	$56,912	$48,599	$(12,942)	$(21,776)	$96,608	$104,439

1 Actuarial gain in 2022 and 2021 for the U.S. Plans is primarily due to assumption changes. Actuarial gain in 2022 and 2021 for the Non-U.S. Plans are due to both assumption changes and plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2022	2021	2022	2021	2022	2021
Unrecognized actuarial loss	$137,351	$129,198	$49,306	$64,782	$(8,530)	$(30,278)
Unrecognized prior service (benefit) cost	-	(3)	1,219	1,390	-	-
Ending balance	$137,351	$129,195	$50,525	$66,172	$(8,530)	$(30,278)

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2022	2021	2022	2021	2022	2021
Statement of financial position as of fiscal year-end
Non-current assets	$69,826	$66,157	$16,790	$24,772	$98,848	$107,323
Accrued benefit cost
Current liabilities	(1,248)	(1,342)	(1,727)	(1,795)	(218)	(227)
Non-current liabilities	(11,666)	(16,216)	(28,006)	(44,753)	(2,021)	(2,657)
Ending balance	$56,912	$48,599	$(12,943)	$(21,776)	$96,609	$104,439

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $289,049 at  December 3, 2022 and $384,124 at November 27, 2021. The accumulated benefit obligation of the non-U.S. pension plans was $148,927 at  December 3, 2022 and $228,713 at November 27, 2021.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 3, 2022 and November 27, 2021:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Accumulated benefit obligation	$12,914	$17,558	$36,820	$48,912
Fair value of plan assets	-	-	9,617	11,350

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of December 3, 2022 and November 27, 2021:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Projected benefit obligation	$12,914	$17,558	$39,350	$131,174
Fair value of plan assets	-	-	$9,617	84,626

Information about the expected cash flows is as follows:

	Pension Benefits		Other
		Non-U.S.	Postretirement
	U.S. Plans	Plans	Benefits
Employer contributions
2023	$-	$6	$-
Expected benefit payments
2023	21,081	8,055	2,832
2024	21,247	8,132	2,731
2025	21,280	8,276	2,617
2026	21,247	8,559	2,519
2027- 2032	123,707	53,015	12,305

The components of our net period defined benefit pension and postretirement benefit costs other than service cost are presented as non-operating expenses and service cost is presented in operating expenses.

Components of net periodic benefit cost and other supplemental information for the years ended  December 3, 2022, November 27, 2021, and November 28, 2020 are as follows:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$-	$-	$-	$2,765	$3,280	$2,950	$-	$21	$73
Interest cost	9,653	9,299	11,738	2,893	2,941	3,158	748	822	1,135
Expected return on assets	(29,018)	(31,123)	(25,758)	(6,465)	(12,348)	(11,312)	(11,084)	(8,945)	(7,976)
Amortization:
Prior service cost (benefit)	(3)	(3)	(3)	63	69	64	-	-	-
Actuarial loss	4,132	3,198	7,195	2,411	4,053	3,829	(3,445)	73	62
Curtailment loss	-	-	-	-	-	14	-	-	-
Settlement charge	-	-	-	3,329	-	67	-	-	-
Net periodic (benefit) cost	$(15,237)	$(18,629)	$(6,828)	$4,996	$(2,005)	$(1,230)	$(13,781)	$(8,029)	$(6,706)

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	5.36%	2.75%	2.50%	3.70%	1.27%	1.16%	5.29%	2.51%	2.19%
Rate of compensation increase[1]	0.00%	0.00%	4.50%	1.83%	1.48%	1.74%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.75%	2.50%	3.17%	1.29%	1.19%	1.34%	2.51%	2.19%	3.00%
Expected return on plan assets	7.00%	7.24%	7.49%	3.49%	6.15%	6.23%	8.25%	8.25%	8.50%
Rate of compensation increase[1]	0.00%	0.00%	4.50%	1.68%	1.67%	1.74%	0.00%	0.00%	N/A

1 Under the U.S. pension plan, the compensation amount was locked-in as of May 31, 2011 and thus the benefit no longer includes compensation increases. The 4.50 percent rate for 2020 is for the supplemental executive retirement plan only; for and since 2021, there has been no compensation increase as subsequent to November 27, 2021, there were no active employees in the supplemental executive retirement plan.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.36 percent at December 3, 2022, 2.76 percent at  November 27, 2021 and 2.53 percent at November 28, 2020. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at  December 3, 2022 would impact U.S. pension and other postretirement plan (income) expense by approximately ($11) (pre-tax) in fiscal 2023. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

For the U.S. pension plan, we adopted the Adjusted Pri-2012 base mortality table projected generationally using scale MP-2021.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.00 percent in 2022, 7.25 percent in 2021 and 7.50 in 2020. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2022, the expected long-term rate of return on the target equities allocation was 8.50 percent and the expected long-term rate of return on the target fixed-income allocation was 5.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,238 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 3.49 percent in 2022 compared to 6.15 percent in 2021 and 6.23 percent in 2020. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 2.50 percent and the expected long-term rate of return on plan assets for Germany was 4.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2022	2021	2020
Health care cost trend rate assumed for next year	6.50%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.75%	5.00%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2026	2028	2028

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2022 and 2021 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
		Percentage of			Percentage of			Percentage of
		Plan Assets at			Plan Assets at			Plan Assets at
	Target	Year-End		Target	Year-End		Target	Year-End
Asset Category	2022	2022	2021	2022	2022	2021	2022	2022	2021
Equities	55.0%	53.1%	57.7%	24.8%	25.5%	21.3%	0.0%	0.0%	0.0%
Fixed income	45.0%	45.8%	40.1%	75.2%	70.0%	67.0%	0.0%	0.0%	0.0%
Insurance	0.0%	0.1%	0.0%	0.0%	0.0%	0.0%	100.0%	98.9%	99.8%
Cash[1]	0.0%	1.0%	2.2%	0.0%	4.5%	11.7%	0.0%	1.1%	0.2%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2022 and 2021. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2022, we maintained our assets within the allowed ranges of the target asset allocation mix of 55 percent equities and 45 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan.

The non-U.S. pension plans consist of all the pension plans administered by us outside the U.S., principally consisting of plans in Germany, the United Kingdom, France and Canada. During 2022, we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2023.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2022 and 2021. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	December 3, 2022
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$152,084	$21,525	$173,609
Fixed income	-	126,114	23,547	149,661
Insurance	-	-	179	179
Cash	3,337	-	-	3,337
Total categorized in the fair value hierarchy	3,337	278,198	45,251	326,786

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$28,422	$-	$-	$28,422
Fixed income	41,515	-	703	42,218
Cash	491	-	-	491
Total categorized in the fair value hierarchy	70,428	-	703	71,131
Other investments measured at NAV1				70,777
Total	$70,428	$-	$703	$141,908

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$119,446	$119,446
Cash	1,336	-	-	1,336
Total	$1,336	$-	$119,446	$120,782

	November 27, 2021
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$236,557	$-	$236,557
Fixed income	-	164,133	186	164,319
Cash	8,935	-	-	8,935
Total categorized in the fair value hierarchy	8,935	400,690	186	409,811

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$35,117	$-	$-	$35,117
Fixed income	48,243	5,285	749	54,277
Cash	4,399	-	-	4,399
Total categorized in the fair value hierarchy	87,759	5,285	749	93,793
Other investments measured at NAV1				122,830
Total	$87,759	$5,285	$749	$216,623

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$135,484	$135,484
Cash	217	-	-	217
Total	$217	$-	$135,484	$135,701

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

2 Negative cash for 2021 represents unsettled pending trades within an investment that are classified in cash and cash equivalents until settled.

The definitions of fair values of our pension and other postretirement benefit plan assets at  December 3, 2022 and November 27, 2021 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the years ended December 3, 2022 and November 27, 2021:

	Fixed Income
U.S. Pension Plans	2022	2021
Level 3 balance at beginning of year	$186	$205
Net transfers into / (out of) level 3	16,564	-
Purchases, sales, issuances and settlements, net	28,501	(19)
Level 3 balance at end of year	$45,251	$186

	Fixed Income
Non-U.S. Pension Plans	2022	2021
Level 3 balance at beginning of year	$749	$770
Net transfers into / (out of) level 3	7	64
Net (losses)/gains	(1)	(43)
Currency change effect	(52)	(42)
Level 3 balance at end of year	$703	$749

	Insurance
Other Postretirement Benefits	2022	2021
Level 3 balance at beginning of year	$135,484	$108,406
Net transfers into / (out of) level 3	(1,992)	(1,658)
Purchases, sales, issuances and settlements, net	(1,122)	(1,093)
Net (losses)/gains	(12,924)	29,829
Level 3 balance at end of year	$119,446	$135,484

Note 11: Income Taxes

Income before income taxes and income from equity method investments	2022	2021	2020
United States	$63,718	$14,989	$20,328
Non-U.S.	188,210	201,862	138,028
Total	$251,928	$216,851	$158,356

Components of the provision for income tax expense (benefit)	2022	2021	2020
Current:
U.S. federal	$12,181	$10,310	$5,243
State	3,389	2,265	1,320
Non-U.S.	63,750	57,801	56,542
	79,320	70,376	63,105
Deferred:
U.S. federal	8,150	(6,891)	(4,709)
State	(1,767)	(350)	(4,111)
Non-U.S.	(8,517)	(102)	(12,364)
	(2,134)	(7,343)	(21,184)
Total	$77,186	$63,033	$41,921

Reconciliation of effective income tax	2022	2021	2020
Tax at statutory U.S. federal income tax rate	$52,760	$45,539	$33,255
State income taxes, net of federal benefit	1,252	1,444	(2,104)
Foreign dividend repatriation	2,596	1,104	900
Foreign operations	1,868	19,673	(563)
Executive compensation over $1.0 million	2,847	2,507	1,420
Non-U.S. stock option expense	525	575	358
Change in valuation allowance	3,187	(9,572)	5,925
Research and development tax credit	(927)	(993)	(906)
Foreign-derived intangible income	(2,786)	(2,617)	(1,396)
Global intangible low-taxed income	1,890	2,334	1,932
Provision to return	840	1,122	1,704
Cross currency swap	7,020	3,931	(6,748)
Contingency reserve	5,909	(2,139)	8,287
Other	205	125	(143)
Total income tax expense	$77,186	$63,033	$41,921

Deferred income tax balances at each year-end related to:	2022	2021
Deferred tax assets:
Pension and other post-retirement benefit plans	$6,752	$12,118
Employee benefit costs	25,196	26,799
Foreign tax credit carryforward	7,884	7,309
Tax loss carryforwards	22,948	24,071
Leases	8,538	8,590
Hedging activity	13,299	2,623
Interest deduction limitation	17,736	12,428
Other	28,840	27,410
Gross deferred tax assets	131,193	121,348
Less: valuation allowance	(14,424)	(11,341)
Total net deferred tax assets	116,769	110,007
Deferred tax liability:
Depreciation and amortization	(215,219)	(207,726)
Pension and other post-retirement benefit plans	(37,362)	(36,042)
Leases	(8,329)	(8,524)
Total deferred tax liability	(260,910)	(252,292)
Net deferred tax liability	$(144,141)	$(142,285)

The difference between the change in the deferred tax assets in the balance sheet and the deferred tax provision is primarily due to the defined benefit pension plan adjustment and floating-to-fixed hedges recorded in accumulated other comprehensive income (loss).

Valuation allowances primarily relate to foreign net operating loss carryforwards and branch foreign tax credit carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. The increase in the valuation allowance is primarily related to a decrease in foreign net operating losses for which the Company does not expect to receive a full tax benefit.

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

U.S. income taxes have not been provided on approximately $1,119,823 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $77,315 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $58,762 can be carried forward indefinitely, while the remaining $18,553 of tax losses must be utilized during 2023 to 2040.

The U.S. has a branch foreign tax credit carryforward of $5,042. A valuation allowance has been recorded against this foreign tax credit carryforward to reflect that this amount is not more-likely-than-not to be realized.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2022	2021
Balance at beginning of year	$13,281	$14,569
Tax positions related to the current year:
Additions	469	401

Tax positions related to prior years:
Additions	5,885	1,323
Reductions	(1,019)	(950)
Settlements	-	(161)
Lapses in applicable statutes of limitation	(1,034)	(1,901)
Balance at end of year	$17,582	$13,281

Included in the balance of unrecognized tax benefits as of  December 3, 2022 and November 27, 2021 are potential benefits of $12,663 and $8,888 respectively, that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 3, 2022, we recognized a net benefit for interest and penalties of $2,760 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $6,275 as of December 3, 2022. For the year ended November 27, 2021, we recognized a net benefit for interest and penalties of $703 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $2,817 as of November 27, 2021.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2019 or Swiss income tax examination for years prior to 2018. During the second quarter of 2016, H.B. Fuller (China) Adhesives, Ltd. was notified of a transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

Note 12: Financial Instruments

Overview

As a result of being a global enterprise foreign currency exchange rates and fluctuations in those rates may affect the Company's net investment in foreign subsidiaries and our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables.

We use foreign currency forward contracts, cross-currency swaps, interest rate swaps and net investment hedges to manage risks associated with foreign currency exchange rates and interest rates. We do not hold derivative financial instruments of a speculative nature or for trading purposes. We record derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the Consolidated Statement of Cash Flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

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

Cash Flow Hedges

October 20, 2017, we entered into four cross-currency swap agreements to convert a notional amount of $267,860 of foreign currency denominated intercompany loans into U.S. dollars, which matured on October 20, 2022. The swaps were designated as cash flow hedges for accounting treatment. The lesser amount between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and in other net cash provided by operating activities in the Consolidated Statement of Cash Flows. The differences between the cumulative change in the fair value of the actual swaps and the cumulative change in the fair value of hypothetical swaps are recorded as other income, net in the Consolidated Statements of Income. In a perfectly effective hedge relationship, the two fair value calculations would exactly offset each other. Any difference in the calculation represents hedge ineffectiveness.

On February 27, 2018, we entered into an interest rate swap agreement to convert $200,000 of our $2,150,000 Term Loan B to a fixed interest rate of 4.589 percent. During the second quarter of 2021, we settled a portion of this interest rate swap as the debt underlying this swap was less than the swap value due to debt paydown. We settled the ineffective portion of the interest rate swap by making a cash payment of $378 and recorded that payment to interest expense in our Consolidated Statements of Income during the second quarter of 2021. On October 20, 2017, we entered into interest rate swap agreements to convert $1,050,000, which amortized down to $800,000 on October 20, 2021, of our $2,150,000 Term Loan B to a fixed interest rate of 4.0275 percent. These interest rate swap agreements matured on October 20, 2022 and we have no interest rate swap agreements on our Term Loan B as of December 3, 2022.

The amounts of pretax gains (losses) recognized in comprehensive income related to derivative instruments designated as cash flow hedges are as follows:

	December 3, 2022	November 27, 2021	November 28, 2020
Cross-currency swap contracts	$(3,536)	$(4,554)	$6,307
Interest rate swap contracts	$13,148	$20,109	$(15,618)
Net investment hedges	$(54,040)	-	-

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. See Note 7 for further discussion on the issuance of our Public Notes. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $42,542 at  December 3, 2022, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps. On February 14, 2017, we entered into interest rate swap agreements to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The swap was designated for hedge accounting treatment as fair value hedges. We applied the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swaps. On May 1, 2020, we terminated the swap agreement. Upon termination, we received $15,808 in cash. The remaining swap liability will be accounted for as a discount on long-term debt and will be amortized to interest expense over the remaining life of the Public Notes of seven years.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. As of December 3, 2022, the combined fair value of the swaps was a liability of $54,046 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income (loss). The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $40,743 as of December 3, 2022. In 2022, the Company did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

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

As of December 3, 2022, we had forward foreign currency contracts maturing between December 5, 2022 and November 21, 2023. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments are as follows:

	December 3, 2022	November 27, 2021	November 28, 2020
Foreign currency forward contracts	$5,711	$(357)	$(2,908)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 3, 2022, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 3, 2022 and November 27, 2021, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements
		Using:
	December 3,
Description	2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,013	$4,013	$-	$-
Foreign exchange contract assets	10,282	-	10,282	-

Liabilities:
Foreign exchange contract liabilities	$4,570	$-	$4,570	$-
Interest rate swaps, cash flow hedge liabilities	42,542		42,542
Net investment hedge	54,046	-	54,046	-
Contingent consideration liabilities	1,977	-	-	1,977

		Fair Value Measurements
		Using:
	November 27,
Description	2021	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,079	$2,079	$-	$-
Foreign exchange contract assets	5,725	-	5,725	-
Cross-currency cash flow hedge assets	14,496	-	14,496	-

Liabilities:
Foreign exchange contract liabilities	$6,082	$-	$6,082	$-
Cross-currency cash flow hedge liabilities	12,366	-	12,366	-
Interest rate swaps, cash flow hedge liabilities	10,539	-	10,539	-
Contingent consideration liability	8,100	-	-	8,100

The valuation of our contingent consideration liability related to the acquisitions of ZKLT and TissueSeal was $1,477 and $500, respectively, as of December 3, 2022. As of December 3, 2022, the agreement provisions for the D.H.M. contingent consideration were met, and as a result, $8,122 was paid during 2022. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions.

Contingent consideration liability	2022
Level 3 balance at beginning of year	$8,100
Acquisitions	1,977
Payment of contingent consideration	(8,122)
Mark to market adjustment	22
Level 3 balance at end of year	$1,977

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

See Note 7 for discussion regarding the fair value of debt.

Note 14: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $5,754 and $6,603 as of December 3, 2022 and November 27, 2021, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $2,789 and $3,333 as of December 3, 2022 and November 27, 2021, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	December 3,	November 27,	November 28,
	2022	2021	2020
Lawsuits and claims settled	7	2	4
Settlement amounts	$296	$85	$130
Insurance payments received or expected to be received	$195	$55	$88

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

Reportable operating segment financial information for all periods presented is as follows:

	2022	2021	2020
Net revenue
Hygiene, Health and Consumable Adhesives	$1,695,934	$1,472,756	$1,332,786
Engineering Adhesives	1,532,639	1,371,756	1,088,313
Construction Adhesives	520,610	433,519	369,170
Total	$3,749,183	$3,278,031	$2,790,269

Segment operating income
Hygiene, Health and Consumable Adhesives	$165,786	$138,366	$130,789
Engineering Adhesives	168,873	135,913	103,974
Construction Adhesives	22,989	14,148	11,148
Total segment	357,648	288,427	245,911
Corporate Unallocated[1]	(34,930)	(35,815)	(27,594)
Total	$322,718	$252,612	$218,317

Depreciation and amortization
Hygiene, Health and Consumable Adhesives	$46,374	$45,919	$44,329
Engineering Adhesives	58,307	61,082	58,102
Construction Adhesives	41,713	35,002	35,811
Corporate Unallocated[1]	582	1,171	575
Total	$146,976	$143,174	$138,817

Total assets[2]
Hygiene, Health and Consumable Adhesives	$1,488,277	$1,370,924
Engineering Adhesives	1,610,015	1,710,000
Construction Adhesives	987,610	810,824
Corporate	377,727	382,782
Total	$4,463,629	$4,274,530

Capital expenditures
Hygiene, Health and Consumable Adhesives	$110,877	$60,164
Engineering Adhesives	(2,302)	8,815
Construction Adhesives	(5,772)	3,591
Corporate	27,161	23,519
Total	$129,964	$96,089

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include net revenue and charges that are not allocated to the Company’s reportable segments.

2 Segment assets include primarily inventory, accounts receivable, property, plant and equipment, goodwill, intangible assets and other miscellaneous assets. Corporate assets include primarily corporate property, plant and equipment, deferred tax assets, certain investments and other assets.

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	2022	2021	2020
Segment operating income	$322,718	$252,612	$218,317
Other income, net	12,952	32,855	15,398
Interest expense	(91,521)	(78,092)	(86,776)
Interest income	7,779	9,476	11,417
Income before income taxes and income from equity method investments	$251,928	$216,851	$158,356

Financial information about geographic areas

	Net Revenue
	2022	2021	2020
United States	$1,692,903	$1,421,623	$1,248,495
China	462,587	433,998	351,204
Germany	419,141	409,193	330,755
Countries with more than 10 percent of total	2,574,631	2,264,814	1,930,454
All other countries with less than 10 percent of total	1,174,552	1,013,217	859,815
Total	$3,749,183	$3,278,031	$2,790,269

	Property, Plant and Equipment, net
	2022	2021	2020
United States	$375,353	$331,864	$297,046
Germany	107,903	120,548	131,879
China	101,563	96,300	99,513
All other countries with less than 10 percent of total	148,848	146,655	142,306
Total	$733,667	$695,367	$670,744

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	December 3, 2022
	Hygiene, Health and	Engineering	Construction	Corporate
	Consumable Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$1,003,179	$630,484	$411,951	$-	$2,045,614
EIMEA	471,299	478,573	78,773	-	1,028,645
Asia Pacific	221,456	423,582	29,886	-	674,924
	$1,695,934	$1,532,639	$520,610	$-	$3,749,183

	November 27, 2021
	Hygiene, Health and	Engineering	Construction	Corporate
	Consumable Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$826,172	$504,626	$384,576	$-	$1,715,374
EIMEA	425,324	470,466	22,156	-	917,946
Asia Pacific	221,260	396,664	26,787	-	644,711
	$1,472,756	$1,371,756	$433,519	$-	$3,278,031

	November 28, 2020
	Hygiene, Health and	Engineering	Construction	Corporate
	Consumable Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$736,681	$430,866	$325,622	$-	$1,493,169
EIMEA	388,271	347,417	20,506	-	756,194
Asia Pacific	207,834	310,030	23,042	-	540,906
	$1,332,786	$1,088,313	$369,170	$-	$2,790,269

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of December 3, 2022, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 3, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of December 3, 2022, the Company’s internal control over financial reporting was effective. Ernst and Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 3, 2022, which is included elsewhere in this Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance - Audit Committee” contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 6, 2023 (the “2023 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Information About Our Executive Officers” is incorporated herein by reference.

Since the date of our 2022 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio Disclosure” contained in the 2023 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" contained in the 2023 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2023 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended December 3, 2022, November 27, 2021, and November 28, 2020.

Consolidated Statements of Comprehensive Income for the fiscal years ended December 3, 2022, November 27, 2021, and November 28, 2020.

Consolidated Balance Sheets as of December 3, 2022 and November 27, 2021.

Consolidated Statements of Total Equity for the fiscal years ended December 3, 2022, November 27, 2021, and November 28, 2020.

Consolidated Statements of Cash Flows for the fiscal years ended December 3, 2022, November 27, 2021, and November 28, 2020.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

	Item	Incorporation by Reference

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006 and Exhibit 3.1 to the Current Report on Form 8-K dated October 12, 2016.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3.1 to the Current Report on Form 8-K dated December 2, 2015.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Annual Report on Form 10-K, as amended, for the year ended November 28, 2009.

4.2	Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K dated February 9, 2017.

4.3	First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.4	Amendment No. 1 to First Supplemental Indenture, dated February 14, 2017 between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.6 to the Current Report on Form 10-K dated January 31, 2018.

4.5	Second Supplemental Indenture, dated October 20, 2020, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.250% Notes due 2028	Exhibit 4.1 to the Current Report on Form 8-K dated October 20, 2020.

4.6	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.3)	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.7	Form of Global Note representing the 4.250% Notes due 2028 (included in Exhibit 4.5)	Exhibit 4.2 to the Current Report on Form 8-K dated October 20, 2020.

4.8	Description of Securities	Exhibit 4.8 to the Annual Report on Form 10-K dated January 24, 2020.

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

10.2	Amended and Restated Credit Agreement, dated October 20, 2020, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto	Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 2020.

10.3

Increasing Lender Supplement, dated January 24, 2022, to the Amended and Restated Credit Agreement dated October 20, 2020, among H.B. Fuller Company, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

Exhibit 10.1 to the Current Report on Form 10-Q dated March 24, 2022.
10.4	Amendment No. 1, dated as of February 28, 2022 to the Amended and Restated Credit Agreement dated October 20, 2020, between H.B. Fuller Company and JP Morgan Chase Bank, N.A., as administrative agent	Exhibit 10.2 to the Current Report on Form 10-Q dated March 24, 2022.
10.5

Increasing Lender Supplement, dated March 4, 2022, to the Amended and Restated Credit Agreement dated October 20, 2020, among H.B. Fuller Company, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto

Exhibit 10.3 to the Current Report on Form 10-Q dated March 24, 2022.
10.6	Guaranty made as of April 12, 2017 by H.B. Fuller Construction Products Inc., a Minnesota corporation as Initial Guarantor, in favor of J.P. Morgan Chase Bank, N.A., as Administrative Agent	Exhibit 10.2 to the Current Report on Form 8-K dated April 12, 2017.

10.7

Term Loan Credit Agreement, dated as of October 20, 2017, by and among H.B. Fuller Company, Morgan Stanley Senior Funding, Inc., as administrative agent, and various other financial institutions party thereto as lenders, as amended

Exhibit 10.1 to the Current Report on Form 8-K dated October 20, 2017 and Exhibit 10.1 to the Current Report on Form 10-Q dated September 28, 2018.

*10.8	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

*10.9	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008, as amended

Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007, Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008, Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011 and Exhibit 10.9 to the Annual Report on Form 10-K for the year ended November 27, 2021.

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

*10.11	H.B .Fuller Company Key Employee Deferred Compensation Plan (2021 Restatement)	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 27, 2021.

*10.12	Form of Change in Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.13	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers for agreements entered into after January 24, 2019	Exhibit 10.9 to the Current Report on Form 8-K dated January 24, 2019.

*10.14	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.15	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 26, 2012	Exhibit 10.1 to the Current Report on Form 8-K dated January 26, 2012

*10.16	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.17	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.18	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.19	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after October 20, 2017	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.20	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.1 to the Current Report on Form 8-K dated April 18, 2018.

*10.21	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2019.

*10.22	Form of Restricted Stock Unit Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2019.

*10.23	Form of Restricted Stock Unit Agreement for the CEO under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.4 to the Current Report on Form 8-K dated January 24, 2019.

*10.24	Form of Performance Share Award Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.5 to the Current Report on Form 8-K dated January 24, 2019.

*10.25	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.6 to the Current Report on Form 8-K dated January 24, 2019.

*10.26	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.1 to the Current Report on Form 8-K dated April 2, 2020.

*10.27	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.2 to the Current Report on Form 8-K dated April 2, 2020.

*10.28	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.3 to the Current Report on Form 8-K dated April 2, 2020.

*10.29	Form of Performance Share Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.4 to the Current Report on Form 8-K dated April 2, 2020.

*10.30	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.5 to the Current Report on Form 8-K dated April 2, 2020.

*10.31	Form of Restricted Stock Unit (CEO) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2021.

*10.32	Form of Performance-Based Non-Qualified Stock Option (CEO, TSR) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2021.

*10.33	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.1 to the Current Report on Form 10-K dated January 24, 2022.

*10.34	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.2 to the Current Report on Form 10-K dated January 24, 2022.

*10.35	Form of Performance Share Award Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.3 to the Current Report on Form 10-K dated January 24, 2022.

*10.36	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 7, 2022	Exhibit 10.1 to the Current Report on Form 10-Q dated June 23, 2022.

*10.37	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended

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

*10.38	Fifth Amendment to the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008), as amended	Exhibit 10.40 to the Annual Report on Form 10-K for the year ended November 27, 2021.

*10.39	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement), as amended	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008 and Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.40	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.41	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 15, 2020.

*10.42	Amended and Restated H.B. Fuller Company Annual and Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 3, 2008

*10.43	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.44	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.45	H.B. Fuller Company 2018 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 28, 2018.

*10.46	Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2021.
21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	302 Certification – Celeste B. Mastin

31.2	302 Certification – John J. Corkrean

32.1	906 Certification – Celeste B. Mastin

32.2	906 Certification – John J. Corkrean

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 3, 2022 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

H.B. FULLER COMPANY

	By:	/s/ Celeste B. Mastin
Dated: January 24, 2023		CELESTE B. MASTIN
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ Celeste B. Mastin	President and Chief Executive Officer and Director
CELESTE B. MASTIN	(Principal Executive Officer)
/s/ John J. Corkrean	Executive Vice President, Chief Financial Officer
JOHN J. CORKREAN	(Principal Financial Officer)

/s/ Robert J. Martsching	Vice President, Controller
ROBERT J. MARTSCHING	(Principal Accounting Officer)

*	Director
DANIEL L. FLORNESS

*	Director
THOMAS W. HANDLEY

*	Director
MICHAEL J. HAPPE

*	Director
RUTH S. KIMMELSHUE

Director
CHARLES T. LAUBER

*	Director
LEE R. MITAU

*	Director
TERESA J. RASMUSSEN

*	Director
SRILATA A. ZAHEER

* by /s/ Timothy J. Keenan	Director
TIMOTHY J. KEENAN, Attorney in Fact

Dated: January 24, 2023