Form 10-Q
period 2023-03-04
FULLER H B CO
filed 2023-03-30
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 53,828,652 as of March 24, 2023.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 4,	February 26,
	2023	2022
Net revenue	$809,183	$856,482
Cost of sales	(594,374)	(643,589)
Gross profit	214,809	212,893
Selling, general and administrative expenses	(154,542)	(155,894)
Other income, net	2,604	6,142
Interest expense	(33,069)	(18,196)
Interest income	667	1,940
Income before income taxes and income from equity method investments	30,469	46,885
Income taxes	(9,733)	(10,148)
Income from equity method investments	1,180	1,583
Net income including non-controlling interest	21,916	38,320
Net income attributable to non-controlling interest	(27)	(14)
Net income attributable to H.B. Fuller	$21,889	$38,306

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.40	$0.72
Diluted	$0.39	$0.69

Weighted-average common shares outstanding:
Basic	54,174	53,353
Diluted	55,919	55,395

Dividends declared per common share	$0.190	$0.168

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 4,	February 26,
	2023	2022
Net income including non-controlling interest	$21,916	$38,320
Other comprehensive income
Foreign currency translation	(3,636)	6,530
Defined benefit pension plans adjustment, net of tax	851	489
Interest rate swaps, net of tax	8,335	6,231
Cross-currency swaps, net of tax	-	(2,083)
Net investment hedges, net of tax	(299)	-
Other comprehensive income	5,251	11,167
Comprehensive income	27,167	49,487
Less: Comprehensive income attributable to non-controlling interest	37	4
Comprehensive income attributable to H.B. Fuller	$27,130	$49,483

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 4,	December 3,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$125,482	$79,910
Trade receivables (net of allowances of $11,121 and $10,939, as of March 4, 2023 and December 3, 2022, respectively)	566,358	607,365
Inventories	526,041	491,781
Other current assets	123,034	120,319
Total current assets	1,340,915	1,299,375

Property, plant and equipment	1,623,489	1,579,738
Accumulated depreciation	(866,468)	(846,071)
Property, plant and equipment, net	757,021	733,667

Goodwill	1,391,057	1,392,627
Other intangibles, net	697,104	702,092
Other assets	349,639	335,868
Total assets	$4,535,736	$4,463,629

Liabilities, non-controlling interest and total equity
Current liabilities
Notes payable	$28,208	$28,860
Trade payables	450,203	460,669
Accrued compensation	51,920	108,328
Income taxes payable	16,348	18,530
Other accrued expenses	96,497	89,345
Total current liabilities	643,176	705,732

Long-term debt	1,845,281	1,736,256
Accrued pension liabilities	53,742	52,561
Other liabilities	359,410	358,286
Total liabilities	$2,901,609	$2,852,835

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 53,818,698 and 53,676,576 as of March 4, 2023 and December 3, 2022, respectively	$53,819	$53,677
Additional paid-in capital	272,820	266,491
Retained earnings	1,752,943	1,741,359
Accumulated other comprehensive loss	(446,116)	(451,357)
Total H.B. Fuller stockholders' equity	1,633,466	1,610,170
Non-controlling interest	661	624
Total equity	1,634,127	1,610,794
Total liabilities, non-controlling interest and total equity	$4,535,736	$4,463,629

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	21,889	5,241	37	27,167
Dividends	-	-	(10,305)	-	-	(10,305)
Stock option exercises	76	3,520	-	-	-	3,596
Share-based compensation plans and other, net	102	5,221	-	-	-	5,323
Repurchases of common stock	(36)	(2,412)	-	-	-	(2,448)
Balance at March 4, 2023	$53,819	$272,820	$1,752,943	$(446,116)	$661	$1,634,127

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive income	-	-	38,306	11,177	4	49,487
Dividends	-	-	(8,964)	-	-	(8,964)
Stock option exercises	126	5,628	-	-	-	5,754
Share-based compensation plans and other, net	187	5,601	-	-	-	5,788
Repurchases of common stock	(49)	(3,528)	-	-	-	(3,577)
Balance at February 26, 2022	$53,042	$221,338	$1,629,943	$(259,070)	$595	$1,645,848

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 4, 2023	February 26, 2022
Cash flows from operating activities:
Net income including non-controlling interest	$21,916	$38,320
Adjustments to reconcile net income including non-controlling interest to net cash (used in) provided by operating activities:
Depreciation	19,248	18,163
Amortization	18,683	17,792
Deferred income taxes	(5,746)	(6,020)
Income from equity method investments, net of dividends received	(1,180)	(1,583)
Debt issuance costs write-off	2,689	-
Loss on mark to market adjustment on contingent consideration liability	139	-
Gain on sale or disposal of assets	(4)	(13)
Share-based compensation	4,527	5,091
Pension and other post-retirement benefit plan activity	(3,476)	(5,361)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	55,407	13,283
Inventories	(33,800)	(87,419)
Other assets	(28,947)	(3,195)
Trade payables	8,996	46,464
Accrued compensation	(57,000)	(44,066)
Other accrued expenses	(6,414)	(6,839)
Income taxes payable	(2,235)	6,698
Other liabilities	(3,085)	(8,810)
Other	15,827	(178)
Net cash provided by (used in) operating activities	5,545	(17,673)

Cash flows from investing activities:
Purchased property, plant and equipment	(47,604)	(48,883)
Purchased businesses, net of cash acquired	(16,723)	(229,314)
Proceeds from sale of property, plant and equipment	611	22
Cash received from government grant	-	3,928
Net cash used in investing activities	(63,716)	(274,247)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,300,000	307,500
Repayment of long-term debt	(1,176,650)	-
Payment of debt issuance costs	(10,214)	(400)
Net payment of notes payable	(881)	(7,604)
Dividends paid	(10,222)	(8,881)
Contingent consideration payment	-	(5,000)
Proceeds from stock options exercised	3,595	5,754
Repurchases of common stock	(2,448)	(3,577)
Net cash provided by financing activities	103,180	287,792

Effect of exchange rate changes on cash and cash equivalents	563	5,853
Net change in cash and cash equivalents	45,572	1,725
Cash and cash equivalents at beginning of period	79,910	61,786
Cash and cash equivalents at end of period	$125,482	$63,511

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended  December 3, 2022 as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs.  Our effective date of this ASU is our fiscal year ending December 1, 2024. We are evaluating the effect that this guidance will have on our Consolidated Financial Statements.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the company.

Note 2: Acquisitions

Aspen Research Corporation

On January 31, 2023, we acquired the assets of Aspen Research Corporation (“Aspen”) for a total purchase price of $9,850, which was funded through existing cash. This includes a holdback amount of $500 that will be paid on the 18-month anniversary of the closing date. Aspen, located in Maple Grove, Minnesota, is a contract research organization that develops and manufactures innovative solutions for some of the adhesives used in our insulating glass market. Aspen is known for their superior understanding of materials science, engineering and analytical testing and specializes in custom materials manufacturing for chemicals and adhesives products. The acquisition of Aspen is expected to expand our Engineering Adhesives footprint in North America and strengthen our capabilities in the insulating glass market, in addition to bringing additive continuous flow, process manufacturing capabilities that we plan to leverage. The acquisition fair value measurement was preliminary as of March 4, 2023 and includes intangible assets of $7,902 and other net assets of $1,948. Aspen is included in our Engineering Adhesives operating segment.

Lemtapes Oy

On December 15, 2022, we acquired Lemtapes Oy (“Lemtapes”) for a total purchase price of 7,997 Euro, or approximately $8,498, which was funded through existing cash. This includes a holdback amount of 850 Euro that will be paid on the 18-month anniversary of the closing date. Lemtapes, located in Valkeakoski, Finland, is a solutions provider of ecological, innovative tapes and adhesives for the packaging and plywood industries. The acquisition of Lemtapes is expected to reinforce our strategic position in Europe, especially for our Adhesives Coated Solutions products. This acquisition will also accelerate our growth strategy of fast-growing, high margin businesses while adding technology capabilities and strong customer relationships. The acquisition fair value measurement was preliminary as of March 4, 2023 and includes intangible assets of $6,834 and other net assets of $1,664. Lemtapes is included in our Hygiene, Health and Consumable Adhesives operating segment.

GSSI Sealants

On October 24, 2022, we acquired GSSI Sealants, Inc. ("GSSI") for a total purchase price of $7,483, which was funded through existing cash. This includes a holdback amount of $1,050 that will be paid on the 12-month anniversary of the closing date. GSSI, headquartered in Houston, Texas, is a manufacturer of premier elastomeric butyl rubber sealant tapes. The acquisition of GSSI is expected to support our strategy to expand our Construction Adhesives business selectively via high margin applications and expand our reach to new regions. The acquisition fair value measurement was preliminary as of March 4, 2023 and includes intangible assets of $4,305 and other net assets of $3,178. GSSI is included in our Construction Adhesives operating segment.

ZKLT Polymer Co.

On August 16, 2022, we acquired ZKLT Polymer Co., Ltd. ("ZKLT") for a base purchase price of 102,812 Chinese renminbi, or approximately $15,183, which was funded through existing cash. We are also required to pay 27,000 Chinese renminbi, or approximately $3,987, with half to be paid on each of the 12-month and 18-month anniversaries of the closing date, as well as contingent consideration up to 30,000 Chinese renminbi, or approximately $4,430, following the completion of certain performance goals and conditions. ZKLT, headquartered in Chongquin City, China, is a manufacturer of liquid adhesives primarily for the automotive market. The acquisition of ZKLT is expected to add unique technology, strong customer relationships and a strategic manufacturing location to further strengthen our presence in Southwest China. The acquisition fair value measurement was preliminary as of March 4, 2022 and includes intangible assets of $5,316, goodwill of $3,786 and other net assets of $10,068. Goodwill is not deductible for tax purposes. See Note 12 for further discussion of the fair value of the contingent consideration. ZKLT is included in our Engineering Adhesives operating segment.

Apollo

On January 26, 2022, we acquired Apollo Chemicals Limited, Apollo Roofing Solutions Limited and Apollo Construction Solutions Limited (collectively, "Apollo") for a total purchase price of 152,714 British pound sterling, or approximately $205,592, which was funded through borrowings on our credit facility.  Apollo, headquartered in Tamworth, UK, is a manufacturer of liquid adhesives, coatings and primers for the roofing, industrial and construction markets. Apollo is expected to enhance our position in key high-value, high-margin markets in the UK and throughout Europe. The acquisition fair value measurement was final as of December 3, 2022 and includes intangible assets of $76,198, goodwill of $119,358 and other net assets of $10,036. Goodwill is not deductible for tax purposes.  The acquisition is included in our Construction Adhesives operating segment.

Fourny NV

On January 11, 2022, we acquired Fourny NV ("Fourny") for a base purchase price of 12,867 Euro, or approximately $14,627, which was funded through existing cash. The agreement requires us to pay an additional 3,100 Euro, or approximately $3,524, 18 months following the date of acquisition. Fourny, headquartered in Willebroek, Belgium, is a manufacturer of construction adhesives. Fourny is expected to enhance our position in key high-value, high-margin markets in Europe. The acquisition fair value measurement was final as of December 3, 2022 and includes intangible assets of $10,117, goodwill of $6,455 and other net assets of $1,391. Goodwill is not deductible for tax purposes. Fourny is included in our Construction Adhesives operating segment.

All acquisitions, individually and in the aggregate, are not material and therefore pro forma financial information is not provided.

Note 3: Restructuring Actions

The Company has approved restructuring plans consisting of consolidation plans, organizational changes and other actions to optimize operations. The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended
	March 4, 2023	February 26, 2022
Cost of sales	$2,301	$(152)
Selling, general and administrative	625	(89)
	$2,926	$(241)

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

Employee-Related
Balance at November 27, 2021	$1,095
Expenses incurred	(449)
Cash payments	(529)
Foreign currency translation	(60)
Balance at December 3, 2022	$57
Expenses incurred	2,926
Cash payments	(110)
Foreign currency translation	(8)
Balance at March 4, 2023	$2,865

Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	March 4,	December 3,
	2023	2022
Raw materials	$251,027	$237,071
Finished goods	275,014	254,710
Total inventories	$526,041	$491,781

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the three months ended March 4, 2023 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at December 3, 2022	$328,962	$637,910	$425,755	$1,392,627
Foreign currency translation effect	(104)	789	(2,255)	(1,570)
Balance at March 4, 2023	$328,858	$638,699	$423,500	$1,391,057

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	March 4, 2023
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$102,261	$1,012,402	$47,964	$11,000	$1,173,627
Accumulated amortization	(51,875)	(398,847)	(19,834)	(6,429)	(476,985)
Net identifiable intangibles	$50,386	$613,555	$28,130	$4,571	$696,642

	December 3, 2022
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$118,727	$1,004,008	$50,324	$11,053	$1,184,112
Accumulated amortization	(66,433)	(388,394)	(21,401)	(6,251)	(482,479)
Net identifiable intangibles	$52,294	$615,614	$28,923	$4,802	$701,633

Amortization expense with respect to amortizable intangible assets was $18,683 and $17,792 for the three months ended March 4, 2023 and February 26, 2022, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$68,839	$68,621	$66,519	$60,323	$57,355	$374,985

Non-amortizable intangible assets as of  March 4, 2023 and December 3, 2022 were $462 and $459, respectively, and relate to trademarks and trade names. The change in non-amortizable assets as of March 4, 2023 compared to December 3, 2022 was due to changes in foreign currency exchange rates.

Note 6: Long-Term Debt

On February 15, 2023, we entered into a credit agreement with a consortium of financial institutions (“Second Amended and Restated Credit Agreement”) which replaces our existing revolving credit agreement under the amended and restated revolving credit agreement dated October 20, 2020 and also replaces our secured term loan credit agreement dated October 20, 2017. The Second Amended and Restated Credit Agreement provides for a new senior secured term loan A facility in an aggregate principal amount of $500,000 (“Term Loan A”), a new senior secured term loan B facility in an aggregate principal amount of $800,000 (“Term Loan B”) and amendments to and extension of our existing senior secured revolving credit facility with an aggregate commitment in the amount of $700,000 (“Revolving Credit Facility”). A portion of the proceeds of the combined facilities, (the “Credit Facilities”) was used to pay off the existing term loan and revolver. The Credit Facilities will generally be used to finance working capital needs and acquisitions, and for general corporate purposes. All of our obligations under the Credit Facilities will be secured by a first-lien security interest in substantially all personal property and material real property of the Company and its material U.S. subsidiaries, and will be guaranteed by all of the Company’s material U.S. subsidiaries.

Term Loans

Interest on Term Loan A is payable at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.75 percent (6.47 percent at March 4, 2023). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. Interest on Term Loan B is payable at SOFR plus an interest rate spread of 2.50 percent with a SOFR floor of 0.50 percent (7.12 percent at March 4, 2023). Term Loan B matures on February 15, 2030.

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR rate debt to a fixed rate of 3.6895 percent. On February 28, 2023, after entering into the Second Amended and Restated Credit Agreement, we amended the interest rate swap agreement to 1-month SOFR and a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. See Note 12 for further discussion of this interest rate swap.

Revolving Credit Facility

Interest on the Revolving Credit Facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.75 percent (6.47 percent at March 4, 2023). A facility fee of 25 basis points of the unused commitment under the Revolving Credit Facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At March 4, 2023, there was no balance outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

The Revolving Credit Facility can be drawn upon for general corporate purposes up to a maximum of $700,000, less issued letters of credit. At March 4, 2023, letters of credit reduced the available amount under the Revolving Credit Facility by $9,864.

Covenants and Other

Under the Second Amended and Restated Credit Agreement, the Revolving Credit Facility and Term Loan A are subject to certain covenants and restrictions. For these facilities, we are required to maintain a secured leverage ratio, as defined in the agreement, no greater than 4.75 to 1.00 for our fiscal quarters ending on or prior to June 1, 2024 and then 4.50 to 1.00 thereafter. We are also required to maintain an interest coverage ratio of not less than 2.00 to 1.00.

Restrictive covenants include, but are not limited to, limitations on secured and unsecured borrowings, interest coverage, intercompany transfers and investments, third party investments, dispositions of assets, leases, liens, dividends and distributions, and contains a maximum total debt to trailing twelve months EBITDA requirement. Certain covenants become less restrictive after meeting leverage or other financial ratios. In addition, we cannot be a member of any consolidated group as defined for income tax purposes other than with our subsidiaries. The terms of the Second Amended and Restated Credit Agreement do not require the financial covenants to be measured until the fiscal quarter ending June 3, 2023.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50% of Excess Cash Flow, as defined in the Second Amended and Restated Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25 percent when our Secured Leverage Ratio is below 4.25:1.00 and to 0 percent when our Secured Leverage Ratio is below 3.75:1.00.

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended March 4, 2023 and February 26, 2022
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2023	2022	2023	2022	2023	2022
Service cost	$-	$-	$413	$720	$-	$-
Interest cost	3,475	2,368	1,410	789	301	184
Expected return on assets	(7,206)	(7,117)	(1,730)	(1,747)	(2,465)	(2,719)
Amortization:
Prior service (benefit) cost	-	(1)	15	16	-	-
Actuarial loss (gain)	635	1,013	491	649	-	(845)
Net periodic (benefit) cost	$(3,096)	$(3,737)	$599	$427	$(2,164)	$(3,380)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended March 4, 2023				Three Months Ended February 26, 2022
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$21,889	$27			$38,306	$14
Foreign currency translation¹	$(3,646)	$-	(3,646)	10	$6,540	$-	6,540	(10)
Defined benefit pension plans adjustment²	1,141	(290)	851	-	833	(344)	489	-
Interest rate swaps³	11,055	(2,720)	8,335	-	8,255	(2,024)	6,231	-
Cross-currency swaps³	-	-	-	-	(2,115)	32	(2,083)	-
Net investment hedges³	(397)	98	(299)	-	-	-	-	-
Other comprehensive income	$8,153	$(2,912)	$5,241	$10	$13,513	$(2,336)	$11,177	$(10)
Comprehensive income			$27,130	$37			$49,483	$4

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

The components of accumulated other comprehensive loss are as follows:

	March 4, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(267,710)	$(267,658)	$(52)
Interest rate swap, net of taxes of ($2,720)	8,335	8,335	-
Net investment hedges, net of taxes of $13,395	(41,042)	(41,042)	-
Defined benefit pension plans adjustment, net of taxes of $67,454	(127,410)	(127,410)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(446,168)	$(446,116)	$(52)

	December 3, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(264,054)	$(264,012)	$(42)
Net investment hedges, net of taxes of $13,297	(40,743)	(40,743)	-
Defined benefit pension plans adjustment, net of taxes of $67,744	(128,261)	(128,261)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(451,399)	$(451,357)	$(42)

Note 9: Income Taxes

Income tax expense for the three months ended March 4, 2023 includes $846 of discrete tax expense, relating to various foreign tax matters offset by an excess tax benefit related to U.S. stock compensation. Excluding the discrete tax expense, the overall effective tax rate was 29.2 percent for the three months ended March 4, 2023.

Income tax expense for the three months ended February 26, 2022 includes $2,901 of discrete tax benefit, relating to legal entity mergers offset by various foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 27.8 percent for the three months ended February 26, 2022.

As of  March 4, 2023, we had a liability of $17,973 recorded for gross unrecognized tax benefits (excluding interest) compared to $17,582 as of December 3, 2022. As of March 4, 2023 and December 3, 2022, we had accrued $6,086 and $5,680 of gross interest relating to unrecognized tax benefits, respectively.

Note 10: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	March 4,	February 26,
(Shares in thousands)	2023	2022
Weighted-average common shares - basic	54,174	53,353
Equivalent shares from share-based compensations plans	1,745	2,042
Weighted-average common and common equivalent shares diluted	55,919	55,395

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

Share-based compensation awards of 1,172,987 and 700,250 shares for the three months ended March 4, 2023 and February 26, 2022, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

Note 11: Financial Instruments

Overview

As a result of being a global enterprise, foreign currency exchange rates and fluctuations in those rates may affect the Company's net investment in foreign subsidiaries, and our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR rate debt to a fixed rate of 3.6895 percent. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swaps was an asset of $6,688 at March 4, 2023 and was included in other assets in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as cash flow hedges. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended
	March 4, 2023	February 26, 2022
Cross-currency swap contracts	$-	$(2,115)
Interest rate swap contracts	11,055	8,255

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $49,529 at  March 4, 2023, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. As of March 4, 2023, the combined fair value of the swaps was a liability of $54,442 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income (loss). The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $41,042 as of March 4, 2023. The amounts of pretax loss recognized in comprehensive income related to the net investment hedge was $397 for the three months ended March 4, 2023. As of March 4, 2023, we did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

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

As of March 4, 2023, we had forward foreign currency contracts maturing between March 6, 2023 and November 21, 2023. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the three months ended March 4, 2023 and February 26, 2022 were $7,154 and $4,237, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of March 4, 2023, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 4, 2023 and December 3, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 4,	Fair Value Measurements Using:
Description	2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$26,594	$26,594	$-	$-
Foreign exchange contract assets	9,768	-	9,768	-
Interest rate swaps, cash flow hedge assets	6,688	-	6,688	-

Liabilities:
Foreign exchange contract liabilities	$2,614	$-	$2,614	$-
Interest rate swaps, fair value hedge liabilities	49,549		49,549
Net investment hedge liabilities	54,442	-	54,442	-
Contingent consideration liabilities	1,983	-	-	1,983

	December 3,	Fair Value Measurements Using:
Description	2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,013	$4,013	$-	$-
Foreign exchange contract assets	10,282	-	10,282	-

Liabilities:
Foreign exchange contract liabilities	$4,570	$-	$4,570	$-
Interest rate swaps, fair value hedge liabilities	42,542	-	42,542
Net investment hedge liabilities	54,046	-	54,046	-
Contingent consideration liabilities	1,977	-	-	1,977

The valuation of our contingent consideration liability related to the acquisitions of ZKLT and TissueSeal with a fair value of $1,483 and $500, respectively as of  March 4, 2023. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of the contingent consideration liabilities:

Amounts
Balance at December 3, 2022	$1,977
Mark to market adjustment	139
Foreign currency translation adjustment	(133)
Balance at March 4, 2023	$1,983

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $1,714,383 and $1,713,257 as of March 4, 2023 and December 3, 2022, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 13: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $5,541 and $5,754 as of March 4, 2023 and December 3, 2022, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $2,640 and $2,789 as of March 4, 2023 and December 3, 2022, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	March 4, 2023	February 26, 2022	December 3, 2022
Lawsuits and claims settled	2	-	13
Settlement amounts	$30	$-	$511
Insurance payments received or expected to be received	$39	$-	$338

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	March 4, 2023		February 26, 2022
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$383,528	$45,146	$389,538	$32,213
Engineering Adhesives	333,067	32,475	353,977	32,572
Construction Adhesives	92,588	(9,634)	112,967	4,356
Total segment	$809,183	$67,987	$856,482	$69,141
Corporate Unallocated[1]	-	(7,720)	-	(12,142)
Total	$809,183	$60,267	$856,482	$56,999

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended
	March 4,	February 26,
	2023	2022
Operating income	$60,267	$56,999
Other income, net	2,604	6,142
Interest expense	(33,069)	(18,196)
Interest income	667	1,940
Income before income taxes and income from equity method investments	$30,469	$46,885

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended March 4, 2023

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$223,618	$133,470	$70,964	$428,052
EIMEA	107,072	113,360	14,578	235,010
Asia Pacific	52,838	86,237	7,046	146,121
Total	$383,528	$333,067	$92,588	$809,183

	Three Months Ended February 26, 2022

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$220,694	$133,328	$95,578	$449,600
EIMEA	114,653	115,820	11,217	241,690
Asia Pacific	54,191	104,829	6,172	165,192
Total	$389,538	$353,977	$112,967	$856,482

Note 15: Subsequent Event

On March 27, 2023, the Company approved a restructuring plan (the “Plan”) related to organizational changes and other actions to optimize operations. In implementing the Plan, we currently expect to incur costs of approximately $15,000 to $20,000 ($12,400 to $16,400 after-tax), which includes (i) cash expenditures of approximately $13,800 to $15,000 ($11,100 to $12,100 after tax) for severance and related employee costs globally and (ii) other restructuring costs related to streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plan. The Plan will be implemented beginning in the second quarter of fiscal year 2023 and is currently expected to be completed during fiscal year 2025. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 3, 2022 for important background information related to our business.

Net revenue in the first quarter of 2023 decreased 5.5 percent from the first quarter of 2022. Net revenue decreased 10.8 percent due to sales volume and 4.9 percent due to negative currency effects, offset by an 8.3 percent increase due to price and a 1.9 percent increase due to acquisitions compared to the first quarter of 2022. The negative currency effects were primarily driven by a weaker Euro, Egyptian pound, Chinese renminbi, Argentinian peso and Turkish lira compared to the U.S. dollar. Gross profit margin increased 160 basis points due to an increase in product pricing.

Net income attributable to H.B. Fuller in the first quarter of 2023 was $21.9 million compared to $38.3 million in the first quarter of 2022. On a diluted earnings per share basis, the first quarter of 2023 was $0.39 per share compared to $0.69 per share for the first quarter of 2022.

Restructuring Plan

On March 27, 2023, the Company approved a restructuring plan (the “Plan”) related to organizational changes and other actions to optimize operations. In implementing the Plan, the Company currently expects to incur costs of approximately $15.0 million to $20.0 million ($12.4 million to $16.4 million after-tax), which includes (i) cash expenditures of approximately $13.8 million to $15.0 million ($11.1 million to $12.1 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plan. The Plan will be implemented beginning in the second quarter of fiscal year 2023 and is currently expected to be completed during fiscal year 2025. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

Results of Operations

Net revenue:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Net revenue	$809.2	$856.5	(5.5)%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2023 compared to the first quarter of 2022:

Three Months Ended
March 4, 2023 vs. February 26, 2022
Organic growth	(2.5)%
M&A	1.9%
Currency	(4.9)%
Total	(5.5)%

Organic growth was a negative 2.5 percent in the first quarter of 2023 compared to the first quarter of 2022 and consisted of a 2.9 percent decrease in Engineering Adhesives and a 25.8 percent decrease in Construction Adhesives, offset by a 4.5 percent increase in Hygiene, Health and Consumable Adhesives. The decrease is driven by a decrease in volume partially offset by an increase in product pricing. The 1.9 percent increase from M&A is due to acquisitions. The negative 4.9 percent foreign currency impact was primarily driven by a weaker Euro, Egyptian pound, Chinese renminbi, Argentinian peso and Turkish lira compared to the U.S. dollar.

Cost of sales:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Cost of sales	$594.4	$643.6	(7.6)%
Percent of net revenue	73.5%	75.1%

Cost of sales in the first quarter of 2023 compared to the first quarter of 2022 decreased 160 basis points as a percentage of net revenue. Raw material cost decreased 220 basis points due to higher product pricing, partially offset by higher raw material costs. Other manufacturing costs as a percentage of revenue increased 60 basis points due to lower net revenue.

Gross profit:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Gross profit	$214.8	$212.9	0.9%
Percent of net revenue	26.5%	24.9%

Gross profit in the first quarter of 2023 increased 0.9 percent and gross profit margin increased 160 basis points compared to the first quarter of 2022. The increase in gross profit margin was primarily due to an increase in product pricing.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
SG&A	$154.5	$155.9	(0.9)%
Percent of net revenue	19.1%	18.2%

SG&A expenses for the first quarter of 2023 compared to the first quarter of 2022 increased 90 basis points as a percentage of net revenue. The increase is due to higher compensation costs, partially offset by the favorable impact of foreign currency exchange rates on spending outside the U.S.

Other income, net:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Other income, net	$2.6	$6.1	(57.4)%

Other income, net in the first quarter of 2023 included $6.5 million of net defined benefit pension benefits and $0.2 million of other income, partially offset by $4.1 million of currency transaction losses. Other income, net in the first quarter of 2022 included $7.4 million of net defined benefit pension benefits and $0.2 million of other income, partially offset by $1.5 million of currency transaction losses.

Interest expense:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Interest expense	$33.1	$18.2	81.9%

Interest expense in the first quarter of 2023 was $33.1 million compared to $18.2 million in the first quarter of 2022. Interest expense in the first quarter of 2023 compared to the first quarter of 2022 was higher primarily due to higher debt balances and higher interest rates.

Interest income:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Interest income	$0.7	$1.9	(63.2)%

Interest income in the first quarter of 2023 and 2022 was $0.7 million and $1.9 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Income taxes	$9.7	$10.1	(4.0)%
Effective tax rate	31.9%	21.6%

Income tax expense of $9.7 million in the first quarter of 2023 includes $0.8 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 29.2 percent. The discrete tax expense relates to various foreign tax matters offset by an excess tax benefit related to U.S. stock compensation. Income tax expense of $10.1 million in the first quarter of 2022 includes $2.9 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 27.8 percent. The discrete tax benefit relates to impacts of legal entity mergers offset by foreign tax matters.

Income from equity method investments:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Income from equity method investments	$1.2	$1.6	(25.0)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the first quarter of 2023 compared to the same period of 2022 is due to the unfavorable impact of the weakening of the Japanese yen against the U.S. dollar and lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Net income attributable to H.B. Fuller	$21.9	$38.3	(42.8)%
Percent of net revenue	2.7%	4.5%

The net income attributable to H.B. Fuller for the first quarter of 2023 was $21.9 million compared to $38.3 million for the first quarter of 2022. The diluted earnings per share for the first quarter of 2023 was $0.39 per share as compared to $0.69 per share for the first quarter of 2022.

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

Net Revenue by Segment:

	Three Months Ended
	March 4, 2023		February 26, 2022
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$383.5	47%	$389.5	46%
Engineering Adhesives	333.1	41%	354.0	41%
Construction Adhesives	92.6	12%	113.0	13%
Segment total	$809.2	100%	$856.5	100%
Corporate Unallocated	-	-	-	-
Total	$809.2	100%	$856.5	100%

Segment Operating Income (Loss):

	Three Months Ended
	March 4, 2023		February 26, 2022
	Segment		Segment
	Operating		Operating
	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$45.1	75%	$32.2	56%
Engineering Adhesives	32.5	54%	32.6	57%
Construction Adhesives	(9.6)	(16)%	4.4	8%
Segment total	$68.0	113%	$69.2	121%
Corporate Unallocated	(7.7)	(13)%	(12.2)	(21)%
Total	$60.3	100%	$57.0	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Net revenue	$383.5	$389.5	(1.5)%
Segment operating income	$45.1	$32.2	40.1%
Segment operating margin	11.8%	8.3%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

Three Months Ended
March 4, 2023 vs. February 26, 2022
Organic growth	4.5%
M&A	0.2%
Currency	(6.2)%
Total	(1.5)%

Net revenue decreased 1.5 percent in the first quarter of 2023 compared to the first quarter of 2022. The increase in organic growth was attributable to an increase in product pricing, partially offset by a decrease in sales volume. The 0.2 percent increase in net revenue from M&A was due to the acquisition of Lemtapes during the first quarter of 2022. The negative currency effect was due to a weaker Egyptian pound, Argentinian peso, Euro and Chinese renminbi compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 360 basis points due to higher product pricing. Other manufacturing costs as a percentage of net revenue decreased 70 basis points due to higher product pricing. SG&A expenses as a percentage of net revenue increased 80 basis points due to higher compensation costs. Segment operating income increased 40.1 percent and segment operating margin as a percentage of net revenue increased 350 basis points compared to the first quarter of 2022.

Engineering Adhesives

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Net revenue	$333.1	$354.0	(5.9)%
Segment operating income	$32.5	$32.6	(0.3)%
Segment operating margin	9.8%	9.2%

The following tables provide details of the Engineering Adhesives net revenue variances:

Three Months Ended
March 4, 2023 vs. February 26, 2022
Organic growth	(2.9)%
M&A	1.5%
Currency	(4.5)%
Total	(5.9)%

Net revenue decreased 5.9 percent in the first quarter of 2023 compared to the first quarter of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 1.5 percent increase in net revenue from M&A was due to the acquisition of ZKLT in the fourth quarter of 2022 and Aspen in the first quarter of 2023. The negative currency effect was due to a weaker Chinese renminbi, Euro and Turkish lira compared to the U.S. dollar. Raw material costs as a percentage of net revenue decreased 240 basis points due to higher product pricing. Other manufacturing costs as a percentage of net revenue increased 90 basis points due to lower net revenue. SG&A expenses as a percentage of net revenue increased 90 basis points due to higher compensation costs. Segment operating income decreased 0.3 percent and segment operating margin increased 60 basis points compared to the first quarter of 2022.

Construction Adhesives

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Net revenue	$92.6	$113.0	(18.0)%
Segment operating income (loss)	$(9.6)	$4.4	(318.2)%
Segment operating margin	(10.4)%	3.9%

The following tables provide details of the Construction Adhesives net revenue variances:

Three Months Ended
March 4, 2023 vs. February 26, 2022
Organic growth	(25.8)%
M&A	9.3%
Currency	(1.5)%
Total	(18.0)%

Net revenue decreased 18.0 percent in the first quarter of 2023 compared to the first quarter of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by a slight increase in product pricing. The 9.3  percent increase in net revenue from M&A was due to the acquisitions of Fourny and Apollo in the first quarter of 2022 and GSSI in the fourth quarter of 2022. The negative currency effect was due to a weaker British pound, Canadian dollar, and Australian dollar compared to the U.S. dollar. Raw material costs as a percentage of net revenue increased 240 basis points due to lower net revenue. Other manufacturing costs as a percentage of net revenue increased 380 basis points due to lower net revenue. SG&A expenses as a percentage of net revenue increased 810 basis points due to higher compensation costs. Segment operating income decreased 318.2 percent and segment operating margin decreased 1,430 basis points compared to the first quarter of 2022.

Corporate Unallocated

	Three Months Ended
	March 4,	February 26,	2023 vs
($ in millions)	2023	2022	2022
Net revenue	$-	$-	0.0%
Segment operating loss	$(7.7)	$(12.2)	(36.9)%
Segment operating margin	NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, and costs related to the implementation of Project ONE.

Segment operating loss in the first quarter of 2023 decreased 36.9 percent compared to the first quarter of 2022 reflecting lower acquisition project costs compared to the prior year.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 4, 2023 were $125.5 million compared to $79.9 million as of December 3, 2022 and $63.5 million as of February 26, 2022. The majority of the $125.5 million in cash and cash equivalents as of March 4, 2023 was held outside the United States. Total long and short-term debt was $1,873.5 million as of March 4, 2023, $1,765.1 million as of December 3, 2022 and $1,914.1 million as of February 26, 2022. The total debt to total capital ratio as measured by Total Debt divided by (Total Debt plus Total Stockholders’ Equity) was 53.4 percent as of March 4, 2023 as compared to 52.3 percent as of December 3, 2022 and 53.8 percent as of February 26, 2022.

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

Our credit agreements include restrictive covenants beginning for the quarter ending June 3, 2023 that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. Those covenants are as follows:

Covenant	Debt Instrument	Measurement	Result as of March 4, 2023
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.75[2]	*
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	*

[1] TTM = Trailing 12 months
[2] The Maximum Secured Leverage Ratio prior to June 1, 2024, shall be 4.75 to 1.00 and will step down to 4.50 to 1.0 with respect to quarters ending after June 1, 2024
* The terms of the Second Amended and Restated Credit Agreement do not require the financial covenants to be measured until the fiscal quarter ending June 3, 2023

EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, (iv) certain non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, (vii) any non-cash charge for the excess of rent expense over actual cash rent paid due to the use of straight-line rent, non-cash charge pursuant to any management equity plan, stock option plan or any other management or employee benefit, (viii) any non-cash finance charges in respect of any pension liabilities or other provisions and income (loss) attributable to deferred compensation plans, (ix) any non-recurring or unusual cash restructuring charges and operating improvements, (x) cost savings initiative and cost synergies related to acquisitions within 12 months, (xi) non-capitalized charges relating to the Borrower’s SAP implementation, (xii) fees, costs, expenses and charges incurred in connection with the financing, (xiii) fees, costs, expenses, make-whole or penalty payments and other similar items arising out of acquisitions, investments and dispositions, the incurrence, issuance, repayment or refinancing of indebtedness and any issuance of equity interests; minus, non-recurring or unusual non-cash gains incurred not in the ordinary course of business. Provided that the aggregate amounts that may be added back for any period pursuant to clauses (ix), (x) and (xi) shall not exceed 15% of EBITDA for such period (calculated prior to giving effect to all addbacks and adjustments). For Secured Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Second Amended and Restated Credit Agreement and can be found in the Company’s 8-K filing dated February 21, 2023.

Consolidated Interest Expense for covenant purposes is defined as the interest expense (including without limitation to the portion of capital lease obligations that constitutes imputed interest in accordance with GAAP) of the Borrower and its subsidiaries calculated on a consolidated basis for such period with respect to all outstanding indebtedness allocable to such period in accordance with GAAP, including net costs (or benefits) under Interest Rate Swap Agreements and commissions, discounts and other fees and charges with respect to letters of credit and the interest component of all Attributable Receivables Indebtedness.

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2023.

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	March 4,	February 26,
	2023	2022
Net working capital as a percentage of annualized net revenue[1]	19.8%	18.5%
Accounts receivable DSO (in days)[2]	64	65
Inventory days on hand (in days)[3]	84	82
(Negative) free cash flow after dividends[4]	$(52.3)	$(75.5)
Total debt to total capital ratio[5]	53.4%	53.8%

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

Reconciliation of "Net cash provided by operating activities" to (Negative) free cash flow after dividends

	Three Months Ended
($ in millions)	March 4, 2023	February 26, 2022
Net cash provided by operating activities	$5.5	$(17.7)
Less: Purchased property, plant and equipment	47.6	48.9
Less: Dividends paid	10.2	8.9
(Negative) free cash flow after dividends	$(52.3)	$(75.5)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	March 4,	February 26,
($ in millions)	2023	2022
Net cash provided by operating activities	$5.5	$(17.7)

Net income including non-controlling interest was $21.9 million in the first three months of 2023 compared to $38.3 million in the first three months of 2022. Depreciation and amortization expense totaled $37.9 million in the first three months of 2023 compared to $36.0 million in the first three months of 2022. Deferred income taxes was a use of cash of $5.7 million in 2023 compared to $6.0 million in the first three months of 2022. Accrued compensation was a use of cash of $57.0 million in 2023 compared to $44.1 million last year. Other assets was a use of cash of $28.9 million in the first three months of 2023 compared to $3.2 million in the first three months of 2022. Other liabilities was a use of cash of $3.1 million in the first three months of 2023 compared to $8.8 million in the first three months of 2022.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $30.6 million compared to a use of cash of $27.6 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Three Months Ended
	March 4,	February 26,
($ in millions)	2023	2022
Trade receivables, net	$55.4	$13.3
Inventory	(33.8)	(87.4)
Trade payables	9.0	46.5
Total cash flow impact	$30.6	$(27.6)

●

Trade receivables, net – Trade receivables, net was a source of cash of $55.4 million and $13.3 million in the first three months of 2023 and 2022, respectively. The higher source of cash in 2023 compared to 2022 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 64 days at March 4, 2023 and 65 days at February 26, 2022.

●

Inventory – Inventory was a use of cash of $33.8 million and $87.4 million in the first three months of 2023 and 2022, respectively. The lower use of cash in 2023 is due to lower inventory purchases in 2023 compared to 2022. Inventory days on hand were 84 days as of March 4, 2023 and 82 days as of February 26, 2022.

●

Trade payables – Trade payables was a source of cash of $9.0 million and $46.5 million in the first three months of 2023 and 2022, respectively. The lower source of cash in 2023 compared to 2022 reflects higher payments on trade payables in the current year compared to the prior year.

Cash Flows from Investing Activities:

	Three Months Ended
	March 4,	February 26,
($ in millions)	2023	2022
Net cash used in investing activities	$(63.7)	$(274.2)

Purchases of property, plant and equipment were $47.6 million during the first three months of 2023 compared to $48.9 million for the same period of 2022.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first three months of 2023, we paid cash to acquire Lemtapes for $7.4 million and Aspen for $9.3 million, net of cash acquired. During the first three months of 2022, we paid cash to acquire TissueSeal for $22.2 million, Fourny for $14.5 million, net of cash acquired and Apollo for $192.6 million, net of cash acquired.

Cash Flows from Financing Activities:

	Three Months Ended
	March 4,	February 26,
($ in millions)	2023	2022
Net cash provided by (used in) financing activities	$103.2	$287.8

In the first three months of 2023,we refinanced our debt and as a result have proceeds from the issuance of long-term debt of $1,300.0 million and repayment of long-term debt of $1,177 million. These borrowings are to finance acquisitions and for general working capital purposes. No payment was made for long-term debt in the first three months of 2022 and borrowings on our long-term debt were $307.5 million. Payment of debt issue costs were $10.2 million and $0.4 million in the first three months of 2023 and 2022, respectively. Net payments of notes payable were $0.9 million in the first three months of 2023 and $7.6 million in the same period of 2022. Cash dividends paid were $10.2 million in the first three months of 2023 compared to $8.9 million in the same period of 2022. Repurchases of common stock were $2.4 million in the first three months of 2023 compared to $3.6 million in the same period of 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  See Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 3, 2022 for further discussion of these market risks. There have been no material changes in the reported market risk of the Company since December 3, 2022.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 4, 2023. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of March 4, 2023, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis.

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

For additional information regarding environmental matters and other legal proceedings, see Note 13 to our Consolidated Financial Statements.

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 3, 2022. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 3, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the first quarter ended March 4, 2023 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased[1]	per Share	(millions)

December 4, 2022 - January 6, 2023	-	$-	$300,000

January 7, 2023 - February 4, 2022	35,990	$69.57	$300,000

February 5, 2023 - March 4, 2023	-	$-	$300,000

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

Item 6. Exhibits

4.1	Form of Certificate for common stock, par value $1.00 per share
10.1	Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto(1)
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 4, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 21, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 30, 2023	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

4.1	Form of Certificate for common stock, par value $1.00 per share
10.1	Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto(1)
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 4, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 21, 2023