Form 10-Q
period 2023-06-03
FULLER H B CO
filed 2023-06-29
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 53,869,657 as of June 23, 2023.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2023	2022	2023	2022
Net revenue	$898,239	$993,258	$1,707,421	$1,849,739
Cost of sales	(641,464)	(739,737)	(1,235,838)	(1,383,326)
Gross profit	256,775	253,521	471,583	466,413
Selling, general and administrative expenses	(166,625)	(166,007)	(321,167)	(321,898)
Other income, net	605	-	3,209	6,142
Interest expense	(33,131)	(19,828)	(66,200)	(38,025)
Interest income	932	2,091	1,599	4,030
Income before income taxes and income from equity method investments	58,556	69,777	89,024	116,662
Income taxes	(19,291)	(23,616)	(29,024)	(33,765)
Income from equity method investments	1,157	1,066	2,338	2,649
Net income including non-controlling interest	40,422	47,227	62,338	85,546
Net income attributable to non-controlling interest	(21)	(24)	(48)	(37)
Net income attributable to H.B. Fuller	$40,401	$47,203	$62,290	$85,509

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.74	$0.88	$1.15	$1.60
Diluted	$0.73	$0.86	$1.12	$1.55

Weighted-average common shares outstanding:
Basic	54,269	53,497	54,222	53,425
Diluted	55,717	55,078	55,818	55,237

Dividends declared per common share	$0.205	$0.190	$0.395	$0.358

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2023	2022	2023	2022
Net income including non-controlling interest	$40,422	$47,227	$62,338	$85,546
Other comprehensive income (loss)
Foreign currency translation	26,410	(84,110)	22,774	(77,579)
Defined benefit pension plans adjustment, net of tax	858	2,803	1,709	3,292
Interest rate swaps, net of tax	(9,488)	3,347	(1,153)	9,578
Cross-currency swaps, net of tax	-	(1,210)	-	(3,293)
Net investment hedges, net of tax	(5,384)	-	(5,683)	-
Other comprehensive income (loss)	12,396	(79,170)	17,647	(68,002)
Comprehensive income (loss)	52,818	(31,943)	79,985	17,544
Less: Comprehensive income attributable to non-controlling interest	6	12	43	16
Comprehensive income (loss) attributable to H.B. Fuller	$52,812	$(31,955)	$79,942	$17,528

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 3,	December 3,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$103,183	$79,910
Trade receivables (net of allowances of $11,512 and $10,939, as of June 3, 2023 and December 3, 2022, respectively)	586,609	607,365
Inventories	499,275	491,781
Other current assets	128,885	120,319
Total current assets	1,317,952	1,299,375

Property, plant and equipment	1,673,871	1,579,738
Accumulated depreciation	(886,459)	(846,071)
Property, plant and equipment, net	787,412	733,667

Goodwill	1,441,414	1,392,627
Other intangibles, net	721,564	702,092
Other assets	349,705	335,868
Total assets	$4,618,047	$4,463,629

Liabilities, non-controlling interest and total equity
Current liabilities
Notes payable	$30,307	$28,860
Trade payables	436,376	460,669
Accrued compensation	66,749	108,328
Income taxes payable	28,229	18,530
Other accrued expenses	99,171	89,345
Total current liabilities	660,832	705,732

Long-term debt	1,852,036	1,736,256
Accrued pension liabilities	53,546	52,561
Other liabilities	368,476	358,286
Total liabilities	$2,934,890	$2,852,835

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 53,859,908 and 53,676,576 as of June 3, 2023 and December 3, 2022, respectively	$53,860	$53,677
Additional paid-in capital	280,120	266,491
Retained earnings	1,782,215	1,741,359
Accumulated other comprehensive loss	(433,705)	(451,357)
Total H.B. Fuller stockholders' equity	1,682,490	1,610,170
Non-controlling interest	667	624
Total equity	1,683,157	1,610,794
Total liabilities, non-controlling interest and total equity	$4,618,047	$4,463,629

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	21,889	5,241	37	27,167
Dividends	-	-	(10,305)	-	-	(10,305)
Stock option exercises	76	3,520	-	-	-	3,596
Share-based compensation plans and other, net	102	5,221	-	-	-	5,323
Repurchases of common stock	(36)	(2,412)	-	-	-	(2,448)
Balance at March 4, 2023	$53,819	$272,820	$1,752,943	$(446,116)	$661	$1,634,127
Comprehensive income	-	-	40,401	12,411	6	52,818
Dividends	-	-	(11,129)	-	-	(11,129)
Stock option exercises	13	584	-	-	-	597
Share-based compensation plans other, net	30	6,818	-	-	-	6,848
Repurchases of common stock	(2)	(102)	-	-	-	(104)
Balance at June 3, 2023	$53,860	$280,120	$1,782,215	$(433,705)	$667	1,683,157

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive income	-	-	38,306	11,177	4	49,487
Dividends	-	-	(8,964)	-	-	(8,964)
Stock option exercises	126	5,628	-	-	-	5,754
Share-based compensation plans and other, net	187	5,601	-	-	-	5,788
Repurchases of common stock	(49)	(3,528)	-	-	-	(3,577)
Balance at February 26, 2022	$53,042	$221,338	$1,629,943	$(259,070)	$595	$1,645,848
Comprehensive income (loss)	-	-	47,203	(79,158)	12	(31,943)
Dividends	-	-	(10,177)	-	-	(10,177)
Stock option exercises	47	2,036	-	-	-	2,083
Share-based compensation plans other, net	65	8,910	-	-	-	8,975
Repurchases of common stock	(1)	(31)	-	-	-	(32)
Balance at May 28, 2022	$53,153	$232,253	$1,666,969	$(338,228)	$607	$1,614,754

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 3, 2023	May 28, 2022
Cash flows from operating activities:
Net income including non-controlling interest	$62,338	$85,546
Adjustments to reconcile net income including non-controlling interest to net cash provided by (used in) operating activities:
Depreciation	39,163	36,333
Amortization	37,813	36,412
Deferred income taxes	(16,831)	(4,961)
Income from equity method investments, net of dividends received	(2,338)	(2,649)
Debt issuance costs write-off	2,689	-
Gain on mark to market adjustment on contingent consideration liability	(220)	-
Gain on sale or disposal of assets	(42)	(1,087)
Share-based compensation	10,953	13,625
Pension and other post-retirement benefit plan activity	(6,226)	(9,720)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	66,896	(35,491)
Inventories	8,285	(95,413)
Other assets	(36,951)	(21,908)
Trade payables	(20,301)	27,237
Accrued compensation	(42,190)	(40,448)
Other accrued expenses	(9,988)	4,402
Income taxes payable	10,025	(5,864)
Other liabilities	18,819	(23,597)
Other	(13,497)	28,452
Net cash provided by (used in) operating activities	108,397	(9,131)

Cash flows from investing activities:
Purchased property, plant and equipment	(82,578)	(69,055)
Purchased businesses, net of cash acquired	(103,744)	(229,314)
Proceeds from sale of property, plant and equipment	2,623	1,269
Cash received from government grant	-	3,928
Net cash used in investing activities	(183,699)	(293,172)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,300,000	335,000
Repayment of long-term debt	(1,176,650)	-
Payment of debt issuance costs	(10,214)	(600)
Net payment of notes payable	(239)	3,565
Dividends paid	(21,258)	(18,965)
Contingent consideration payment	-	(5,000)
Proceeds from stock options exercised	4,193	7,837
Repurchases of common stock	(2,552)	(3,609)
Net cash provided by financing activities	93,280	318,228

Effect of exchange rate changes on cash and cash equivalents	5,295	(9,562)
Net change in cash and cash equivalents	23,273	6,363
Cash and cash equivalents at beginning of period	79,910	61,786
Cash and cash equivalents at end of period	$103,183	$68,149

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

Note 2: Acquisitions

Beardow Adams Holdings Ltd.

On May 1, 2023, we acquired Beardow Adams Holdings Ltd. (“Beardow Adams”) for a total purchase price of 79,570 British pound sterling, or approximately $99,426, which was funded through borrowings on our credit facility. This includes a holdback amount of 8,000 British pound sterling that will be paid on the 18-month anniversary of the closing date. Beardow Adams, based in the United Kingdom, develops and manufactures adhesives, sealants, coatings and primers, principally in the fields of packaging, labeling, bookbinding, hygiene, wood and product assembly. The acquisition of Beardow Adams is expected to accelerate profitable growth in many of our core end markets and generate business synergies through production optimization, an expanded distribution platform, and difference-making innovation. The acquisition fair value measurement was preliminary as of June 3, 2023 and includes intangible assets of $40,485, goodwill of $42,585 and other net assets of $16,356. Beardow Adams is included in our Hygiene, Health and Consumable Adhesives operating segment.

Aspen Research Corporation

On January 31, 2023, we acquired the assets of Aspen Research Corporation (“Aspen”) for a total purchase price of $9,850, which was funded through existing cash. This includes a holdback amount of $500 that will be paid on the 18-month anniversary of the closing date. Aspen, located in Maple Grove, Minnesota, is a contract research organization that develops and manufactures innovative solutions for some of the adhesives used in our insulating glass market. Aspen is known for their superior understanding of materials science, engineering and analytical testing and specializes in custom materials manufacturing for chemicals and adhesives products. The acquisition of Aspen is expected to expand our Engineering Adhesives footprint in North America and strengthen our capabilities in the insulating glass market, in addition to bringing additive continuous flow, process manufacturing capabilities that we plan to leverage. The acquisition fair value measurement was preliminary as of June 3, 2023 and includes intangible assets of $7,777 and other net assets of $2,073. Aspen is included in our Engineering Adhesives operating segment.

Lemtapes Oy

On December 15, 2022, we acquired Lemtapes Oy (“Lemtapes”) for a total purchase price of 8,048 Euro, or approximately $8,552 which was funded through existing cash. This includes a holdback amount of 850 Euro that will be paid on the 18-month anniversary of the closing date. Lemtapes, located in Valkeakoski, Finland, is a solutions provider of ecological, innovative tapes and adhesives for the packaging and plywood industries. The acquisition of Lemtapes is expected to reinforce our strategic position in Europe, especially for our Adhesives Coated Solutions products. This acquisition will also accelerate our growth strategy of fast-growing, high margin businesses while adding technology capabilities and strong customer relationships. The acquisition fair value measurement was preliminary as of June 3, 2023 and includes intangible assets of $6,535 and other net assets of $2,017. Lemtapes is included in our Hygiene, Health and Consumable Adhesives operating segment.

GSSI Sealants

On October 24, 2022, we acquired GSSI Sealants, Inc. ("GSSI") for a total purchase price of $7,701, which was funded through existing cash. This includes a holdback amount of $1,050 that will be paid on the 12-month anniversary of the closing date. GSSI, headquartered in Houston, Texas, is a manufacturer of premier elastomeric butyl rubber sealant tapes. The acquisition of GSSI is expected to support our strategy to expand our Construction Adhesives business selectively via high margin applications and expand our reach to new regions. The acquisition fair value measurement was preliminary as of June 3, 2023 and includes intangible assets of $4,523 and other net assets of $3,178. GSSI is included in our Construction Adhesives operating segment.

ZKLT Polymer Co.

On August 16, 2022, we acquired ZKLT Polymer Co., Ltd. ("ZKLT") for a base purchase price of 102,812 Chinese renminbi, or approximately $15,183, which was funded through existing cash. We are also required to pay 27,000 Chinese renminbi, or approximately $3,987, with half to be paid on each of the 12-month and 18-month anniversaries of the closing date, as well as contingent consideration up to 30,000 Chinese renminbi, or approximately $4,430, following the completion of certain performance goals and conditions. ZKLT, headquartered in Chongquin City, China, is a manufacturer of liquid adhesives primarily for the automotive market. The acquisition of ZKLT is expected to add unique technology, strong customer relationships and a strategic manufacturing location to further strengthen our presence in central China. The acquisition fair value measurement was preliminary as of June 3,2023 and includes intangible assets of $5,183, goodwill of $3,902 and other net assets of $10,085. Goodwill is not deductible for tax purposes. See Note 12 for further discussion of the fair value of the contingent consideration. ZKLT is included in our Engineering Adhesives operating segment.

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

Note 3: Restructuring Actions

During fiscal year 2023, the Company approved restructuring plans related to organizational changes and other actions to optimize operations and are currently expected to be completed during fiscal year 2025.

The following table summarizes the pre-tax distribution of restructuring charges by income statement classification:

	Three Months Ended		Six Months Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
Cost of sales	$2,784	$-	$5,085	$(152)
Selling, general and administrative	2,618	14	3,243	(75)
	$5,402	$14	$8,328	$(227)

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

Employee-Related
Balance at November 27, 2021	$1,095
Expenses incurred	(449)
Cash payments	(529)
Foreign currency translation	(60)
Balance at December 3, 2022	$57
Expenses incurred	8,328
Cash payments	(2,083)
Foreign currency translation	(610)
Balance at June 3, 2023	$5,692

Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	June 3,	December 3,
	2023	2022
Raw materials	$229,341	$237,071
Finished goods	269,934	254,710
Total inventories	$499,275	$491,781

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the six months ended June 3, 2023 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at December 3, 2022	$328,962	$637,910	$425,755	$1,392,627
Acquisitions	$42,585	$-	$-	42,585
Foreign currency translation effect	$2,222	$2,434	$1,546	6,202
Balance at June 3, 2023	$373,769	$640,344	$427,301	$1,441,414

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	June 3, 2023
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$105,868	$1,048,314	$52,802	$10,959	$1,217,943
Accumulated amortization	(53,809)	(415,783)	(20,710)	(6,544)	(496,846)
Net identifiable intangibles	$52,059	$632,531	$32,092	$4,415	$721,097

	December 3, 2022
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$118,727	$1,004,008	$50,324	$11,053	$1,184,112
Accumulated amortization	(66,433)	(388,394)	(21,401)	(6,251)	(482,479)
Net identifiable intangibles	$52,294	$615,614	$28,923	$4,802	$701,633

Amortization expense with respect to amortizable intangible assets was $19,130 and $18,620 for the three months ended June 3, 2023 and May 28, 2022, respectively, and $37,813 and $36,412 for the six months ended  June 3, 2023 and May 28, 2022, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$68,435	$69,181	$67,465	$61,828	$59,086	$395,102

Non-amortizable intangible assets as of  June 3, 2023 and December 3, 2022 were $467 and $459, respectively, and relate to trademarks and trade names. The change in non-amortizable assets as of June 3, 2023 compared to December 3, 2022 was due to changes in foreign currency exchange rates.

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

Term Loans

Interest on Term Loan A is payable at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.75 percent (6.99 percent at June 3, 2023). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. Interest on Term Loan B is payable at SOFR plus an interest rate spread of 2.50 percent with a SOFR floor of 0.50 percent (7.64 percent at June 3, 2023). Term Loan B matures on February 15, 2030.

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR rate debt to a fixed rate of 3.6895 percent. On February 28, 2023, after entering into the Second Amended and Restated Credit Agreement, we amended the interest rate swap agreement to 1-month SOFR and a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. See Note 11 for further discussion of this interest rate swap.

On March 16, 2023, we entered into interest rate swap agreements to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent and to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent. See Note 11 for further discussion of these interest rate swaps.

Revolving Credit Facility

Interest on the Revolving Credit Facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.75 percent (6.99 percent at June 3, 2023). A facility fee of 25 basis points of the unused commitment under the Revolving Credit Facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At June 3, 2023, there was no balance outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

The Revolving Credit Facility can be drawn upon for general corporate purposes up to a maximum of $700,000, less issued letters of credit. At June 3, 2023, letters of credit reduced the available amount under the Revolving Credit Facility by $9,968.

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

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50 percent of Excess Cash Flow, as defined in the Second Amended and Restated Credit Agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25 percent when our Secured Leverage Ratio is below 4.25:1.00 and to 0 percent when our Secured Leverage Ratio is below 3.75:1.00.

The principal balance of the Term Loan B loans will be repayable in equal quarterly installments in an aggregate annual amount equal to 1 percent of the original principal amount thereof, with the balance due at maturity on February 15, 2030. The principal balance of the Term Loan A loans will be repayable in quarterly installments as follows: (i) with respect to the first eight fiscal quarters ended after the effective date of the Second Amended and Restated Credit Agreement, 1.25 percent of the aggregate principal amount of the original principal of the Term Loan A loans, (ii) with respect to the eight fiscal quarters ended after the end of the period set forth in the preceding clause (i), 1.875 percent of the aggregate principal amount of the original principal amount of the Term Loan A loans, and (iii) thereafter, 2.5 percent of the original principal amount of the Term Loan A loans, with the balance due at maturity on February 15, 2028.

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended June 3, 2023 and May 28, 2022
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2023	2022	2023	2022	2023	2022
Service cost	$-	$-	$413	$700	$-	$-
Interest cost	3,475	2,368	1,410	736	301	184
Expected return on assets	(7,205)	(7,117)	(1,730)	(1,644)	(2,465)	(2,719)
Amortization:
Prior service (benefit) cost	-	(1)	15	16	-	-
Actuarial loss (gain)	635	1,013	491	611	-	(845)
Settlement charge	-	-	-	3,329	-	-
Net periodic (benefit) cost	$(3,095)	$(3,737)	$599	$3,748	$(2,164)	$(3,380)

	Six Months Ended June 3, 2023 and May 28, 2022
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2023	2022	2023	2022	2023	2022
Service cost	$-	$-	$833	$1,420	$-	$-
Interest cost	6,951	4,735	2,846	1,525	602	367
Expected return on assets	(14,412)	(14,235)	(3,492)	(3,391)	(4,929)	(5,437)
Amortization:
Prior service (benefit) cost	-	(2)	30	32	-	-
Actuarial loss (gain)	1,271	2,027	990	1,260	-	(1,690)
Settlement charge	-	-	-	3,329	-	-
Net periodic (benefit) cost	$(6,190)	$(7,475)	$1,207	$4,175	$(4,327)	$(6,760)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

In the second quarter of 2022, we recognized a non-cash settlement charge of $3,329 related to the termination of our Canadian defined benefit pension plan.  The settlement charge is included in other income, net in the Consolidated Statement of Income.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended June 3, 2023				Three Months Ended May 28, 2022
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$40,401	$21			$47,203	$24
Foreign currency translation¹	$26,425	$-	26,425	(15)	$(84,098)	$-	(84,098)	(12)
Defined benefit pension plans adjustment²	1,151	(293)	858	-	3,872	(1,069)	2,803	-
Interest rate swaps³	(12,584)	3,096	(9,488)	-	4,435	(1,088)	3,347	-
Cross-currency swaps³	-	-	-	-	(1,228)	18	(1,210)	-
Net investment hedges³	(7,141)	1,757	(5,384)	-	-	-	-	-
Other comprehensive income (loss)	$7,851	$4,560	$12,411	$(15)	$(77,019)	$(2,139)	$(79,158)	$(12)
Comprehensive income (loss)			$52,812	$6			$(31,955)	$12

	Six Months Ended June 3, 2023				Six Months Ended May 28, 2022
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$62,290	$48			$85,509	$37
Foreign currency translation adjustment¹	$22,779	$-	22,779	(5)	$(77,558)	$-	(77,558)	(21)
Defined benefit pension plans adjustment²	2,292	(583)	1,709	-	4,705	(1,413)	3,292	-
Interest rate swap³	(1,529)	376	(1,153)	-	12,690	(3,112)	9,578	-
Cross-currency swaps³	-	-	-	-	(3,343)	50	(3,293)	-
Net investment hedges³	(7,538)	1,855	(5,683)	-	-	-	-	-
Other comprehensive income (loss)	$16,004	$1,648	$17,652	(5)	$(63,506)	$(4,475)	(67,981)	(21)
Comprehensive income			$79,942	$43			$17,528	$16

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

The components of accumulated other comprehensive loss are as follows:

	June 3, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(241,270)	$(241,233)	$(37)
Interest rate swap, net of taxes of $376	(1,153)	(1,153)	-
Net investment hedges, net of taxes of $15,152	(46,426)	(46,426)	-
Defined benefit pension plans adjustment, net of taxes of $67,161	(126,552)	(126,552)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(433,742)	$(433,705)	$(37)

	December 3, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(264,054)	$(264,012)	$(42)
Net investment hedges, net of taxes of $13,297	(40,743)	(40,743)	-
Defined benefit pension plans adjustment, net of taxes of $67,744	(128,261)	(128,261)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(451,399)	$(451,357)	$(42)

Note 9: Income Taxes

Income tax expense for the three and six months ended June 3, 2023 includes $2,042 and $2,888 of discrete tax expense, respectively, relating to various foreign tax matters offset by an excess tax benefit related to U.S. stock compensation. Excluding the discrete tax expense, the overall effective tax rate was 29.5 percent and 29.4 percent for the three and six months ended June 3, 2023, respectively.

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

As of  June 3, 2023, we had a liability of $16,434 recorded for gross unrecognized tax benefits (excluding interest) compared to $17,582 as of December 3, 2022. As of June 3, 2023 and December 3, 2022, we had accrued $5,933 and $5,680 of gross interest relating to unrecognized tax benefits, respectively.

Note 10: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
(Shares in thousands)	2023	2022	2023	2022
Weighted-average common shares - basic	54,269	53,497	54,222	53,425
Equivalent shares from share-based compensations plans	1,448	1,581	1,596	1,812
Weighted-average common and common equivalent shares diluted	55,717	55,078	55,818	55,237

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

Share-based compensation awards of 1,026,155 and 658,511 shares for the three months ended June 3, 2023 and May 28, 2022, respectively, and 1,156,557 and 744,479 shares for the six months ended June 3, 2023 and May 28, 2022, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR rate debt to a fixed rate of 3.6895 percent. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was an asset of $322 at June 3, 2023 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent. The combined fair value of the interest rate swap was a liability of $1,354 at June 3, 2023 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent. The combined fair value of the interest rate swap was a liability of $709 at June 3, 2023 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Six Months Ended
	June 3, 2023	May 28, 2022	June 3, 2023	May 28, 2022
Cross-currency swap contracts	$-	$(1,228)	$-	$(3,343)
Interest rate swap contracts	(12,584)	4,435	(1,529)	12,690

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $42,831 at  June 3, 2023, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. As of June 3, 2023, the combined fair value of the swaps was a liability of $61,584 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income (loss). The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $46,426 as of June 3, 2023. The amounts of pretax loss recognized in comprehensive income related to the net investment hedge was $7,538 for the six months ended June 3, 2023. As of June 3, 2023, we did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

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

As of June 3, 2023, we had forward foreign currency contracts maturing between June 5, 2023 and May 13, 2024. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the six months ended June 3, 2023 and May 28, 2022 were $1,276 and $5,089, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of June 3, 2023, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 3, 2023 and December 3, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 3,	Fair Value Measurements Using:
Description	2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,447	$2,447	$-	$-
Foreign exchange contract assets	3,231	-	3,231	-
Interest rate swaps, cash flow hedge assets	322	-	322	-

Liabilities:
Foreign exchange contract liabilities	$1,956	$-	1,956	$-
Interest rate swaps, cash flow hedge liabilities	2,063		2,063
Interest rate swaps, fair value hedge liabilities	42,831		42,831
Net investment hedge liabilities	61,584	-	61,584	-
Contingent consideration liabilities	1,595	-	-	1,595

	December 3,	Fair Value Measurements Using:
Description	2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,013	$4,013	$-	$-
Foreign exchange contract assets	10,282	-	10,282	-

Liabilities:
Foreign exchange contract liabilities	$4,570	$-	$4,570	$-
Interest rate swaps, fair value hedge liabilities	42,542	-	42,542
Net investment hedge liabilities	54,046	-	54,046	-
Contingent consideration liabilities	1,977	-	-	1,977

The valuation of our contingent consideration liability related to the acquisitions of ZKLT and TissueSeal was $1,095 and $500, respectively, as of  June 3, 2023. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of the contingent consideration liabilities:

Amounts
Balance at December 3, 2022	$1,977
Mark to market adjustment	(220)
Foreign currency translation adjustment	(162)
Balance at June 3, 2023	$1,595

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $1,662,706 and $1,713,257 as of June 3, 2023 and December 3, 2022, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 13: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $5,530 and $5,754 as of June 3, 2023 and December 3, 2022, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $2,640 and $2,789 as of June 3, 2023 and December 3, 2022, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	June 3, 2023	May 28, 2022	December 3, 2022
Lawsuits and claims settled	5	3	13
Settlement amounts	$3,495	$206	$511
Insurance payments received or expected to be received	$1,944	$139	$338

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	June 3, 2023		May 28, 2022
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$404,486	$51,592	$437,889	$43,267
Engineering Adhesives	364,080	44,400	405,346	42,917
Construction Adhesives	129,673	5,969	150,023	11,285
Total segment	$898,239	$101,961	$993,258	$97,469
Corporate Unallocated[1]	-	(11,811)	-	(9,955)
Total	$898,239	$90,150	$993,258	$87,514

	Six Months Ended
	June 3, 2023		May 28, 2022
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$788,014	$96,738	$827,427	$75,480
Engineering Adhesives	697,147	76,875	759,323	75,489
Construction Adhesives	222,260	(3,664)	262,989	15,641
Total segment	$1,707,421	$169,949	$1,849,739	$166,610
Corporate Unallocated	-	(19,533)	-	(22,095)
Total	$1,707,421	$150,416	$1,849,739	$144,515

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2023	2022	2023	2022
Operating income	$90,150	$87,514	$150,416	$144,515
Other income, net	605	-	3,209	6,142
Interest expense	(33,131)	(19,828)	(66,200)	(38,025)
Interest income	932	2,091	1,599	4,030
Income before income taxes and income from equity method investments	$58,556	$69,777	$89,024	$116,662

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended June 3, 2023

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$237,325	$149,239	$101,642	$488,206
EIMEA	114,723	119,199	19,917	253,839
Asia Pacific	52,438	95,642	8,114	156,194
Total	$404,486	$364,080	$129,673	$898,239

	Three Months Ended May 28, 2022

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$255,243	$166,559	$119,420	$541,222
EIMEA	123,145	133,932	23,713	280,790
Asia Pacific	59,501	104,855	6,890	171,246
Total	$437,889	$405,346	$150,023	$993,258

	Six Months Ended June 3, 2023
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$460,944	$282,709	$172,606	$916,259
EIMEA	221,794	232,559	34,495	488,848
Asia Pacific	105,276	181,879	15,159	302,314
Total	$788,014	$697,147	$222,260	$1,707,421

	Six Months Ended May 28, 2022
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$475,938	$299,886	$214,998	$990,822
EIMEA	237,797	249,752	34,930	522,479
Asia Pacific	113,692	209,685	13,061	336,438
Total	$827,427	$759,323	$262,989	$1,849,739

Note 15: Subsequent Events

Acquisitions

On June 12, 2023, we completed the acquisition of XChem International LLC ("XChem") for a base purchase price of approximately $12,347. XChem, headquartered in Ras Al-Khaimah United Arab Emirates, is a manufacturer of adhesives, coatings and sealants for flooring, waterproofing, HVAC, and other construction-related applications. The acquisition will be included in our Construction Adhesives operating segment.

On June 23, 2023, we completed the acquisition of Adhezion Biomedical LLC (“Adhezion”) for a base purchase price of approximately $80,038 as well as contingent consideration up to $15,000 following the completion of certain performance goals and conditions. Adhezion, headquartered in Wyomissing, Pennsylvania, is a manufacturer of cyanoacrylate-based medical adhesives and infection prevention products. The acquisition will be included in our Hygiene, Health and Consumable Adhesives operating segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 3, 2022 for important background information related to our business.

Net revenue in the second quarter of 2023 decreased 9.6 percent from the second quarter of 2022. Net revenue decreased 14.2 percent due to sales volume and 3.4 percent due to negative currency effects, offset by a 5.9 percent increase in pricing and a 2.1 percent increase due to acquisitions compared to the second quarter of 2022. The negative currency effects were primarily driven by a weaker Chinese renminbi, Egyptian pound, Argentinian peso and Turkish lira compared to the U.S. dollar. Gross profit margin increased 310 basis points due to an increase in product pricing.

Net revenue in the first six months of 2023 decreased 7.7 percent from the first six months of 2022. Net revenue decreased 12.6 percent due to sales volume and 4.1 percent due to negative currency effects, offset by a 7.0 percent increase in pricing and a 2.0 percent increase due to acquisitions compared to the first six months of 2022. The negative currency effects were primarily driven by a weaker Chinese renminbi, Egyptian pound, Argentinian peso, Turkish lira and Euro compared to the U.S. dollar. Gross profit margin increased 240 basis points due to an increase in product pricing.

Net income attributable to H.B. Fuller in the second quarter of 2023 was $40.4 million compared to $47.2 million in the second quarter of 2022. On a diluted earnings per share basis, the second quarter of 2023 was $0.73 per share compared to $0.86 per share for the second quarter of 2022.

Net income attributable to H.B. Fuller in the first six months of 2023 was $62.3 million compared to $85.5 million in the first six months of 2022. On a diluted earnings per share basis, the first six months of 2023 was $1.12 per share compared to $1.55 per share for the first six months of 2022.

Restructuring Plan

On March 27, 2023, the Company approved a restructuring plan (the “Plan”) related to organizational changes and other actions to optimize operations. In implementing the Plan, the Company currently expects to incur costs of approximately $15.0 million to $20.0 million ($12.4 million to $16.4 million after-tax), which includes (i) cash expenditures of approximately $13.8 million to $15.0 million ($11.1 million to $12.1 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plan. We have incurred costs of $8.5 million under this plan as of June 3, 2023. The Plan was implemented in the second quarter of fiscal year 2023 and is currently expected to be completed during fiscal year 2025. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$898.2	$993.3	(9.6)%	$1,707.4	$1,849.7	(7.7)%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022:

	Three Months Ended	Six Months Ended
	June 3, 2023 vs. May 28, 2022	June 3, 2023 vs. May 28, 2022
Organic growth	(8.3)%	(5.6)%
M&A	2.1%	2.0%
Currency	(3.4)%	(4.1)%
Total	(9.6)%	(7.7)%

Organic growth was a negative 8.3 percent in the second quarter of 2023 compared to the second quarter of 2022 and consisted of a 5.5 percent decrease in Hygiene, Health and Consumable Adhesives, a 9.0 percent decrease in Engineering Adhesives and a 14.2 percent decrease in Construction Adhesives. The decrease is driven by a decrease in volume partially offset by an increase in product pricing. The 2.1 percent increase from M&A is due to our acquisitions that occurred in the first six months of 2023. The negative 3.4 percent foreign currency impact was primarily driven by a weaker Chinese renminbi, Egyptian pound, Argentinian peso and Turkish lira compared to the U.S. dollar.

Organic growth was a negative 5.6 percent in the first six months of 2023 compared to the first six months of 2022 and consisted of a 0.8 percent decrease in Hygiene, Health and Consumable Adhesives, a 6.1 percent decrease in Engineering Adhesives and a 19.2 percent decrease in Construction Adhesives. The decrease is driven by a decrease in volume partially offset by an increase in product pricing. The 2.0 percent increase from M&A is due to our acquisitions that occurred in the first six months of 2023. The negative 4.1 percent foreign currency impact was primarily driven by a weaker Chinese renminbi, Egyptian pound, Argentinian peso, Turkish lira and Euro compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Cost of sales	$641.5	$739.7	(13.3)%	$1,235.8	$1,383.3	(10.7)%
Percent of net revenue	71.4%	74.5%		72.4%	74.8%

Cost of sales in the second quarter of 2023 compared to the second quarter of 2022 decreased 310 basis points as a percentage of net revenue. Higher product pricing partially offset by slightly higher raw material costs and the impact of lower sales volume led to the decrease.

Cost of sales in the first six months of 2023 compared to the first six months of 2022 decreased 240 basis points as a percentage of net revenue. Higher product pricing partially offset by higher raw material costs and the impact of lower sales volume led to the decrease.

Gross profit:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Gross profit	$256.8	$253.5	1.3%	$471.6	$466.4	1.1%
Percent of net revenue	28.6%	25.5%		27.6%	25.2%

Gross profit in the second quarter of 2023 increased 1.3 percent and gross profit margin increased 310 basis points compared to the second quarter of 2022. The increase in gross profit margin was primarily due to higher product pricing partially offset by slightly higher raw material costs and the impact of lower sales volume.

Gross profit in the first six months of 2023 increased 1.1 percent and gross profit margin increased 240 basis points compared to the first six months of 2022. The increase in gross profit margin was primarily due to higher product pricing partially offset by higher raw material costs and the impact of lower sales volume.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
SG&A	$166.6	$166.0	0.4%	$321.2	$321.9	(0.2)%
Percent of net revenue	18.5%	16.7%		18.8%	17.4%

SG&A expenses for the second quarter of 2023 compared to the second quarter of 2022 increased 180 basis points as a percentage of net revenue. The increase is due to lower net revenue and higher compensation costs, partially offset by the favorable impact of foreign currency exchange rates on spending outside the U.S.

SG&A expenses for the first six months of 2023 compared to the first six months of 2022 increased 140 basis points as a percentage of net revenue. The increase is due to lower net revenue and higher compensation costs, partially offset by the favorable impact of foreign currency exchange rates on spending outside the U.S.

Other income, net:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Other income, net	$0.6	$0.0	NMP	$3.2	$6.1	(47.5)%

NMP = Non-meaningful percentage

Other income, net in the second quarter of 2023 included $3.6 million of net defined benefit pension benefits and $0.4 million of other income, partially offset by $3.4 million of currency transaction losses. Other income, net in the second quarter of 2022 included $4.1 million of net defined benefit pension benefits and $1.4 million of other income, partially offset by $5.5 million of currency transaction losses. The $4.1 million of net defined benefit pension benefits in the second quarter of 2022 included a $3.3 million settlement loss related to the termination of our Canadian defined benefit pension plan.

Other income, net in the first six months of 2023 included $10.1 million of net defined benefit pension benefits and $0.7 million of other income, partially offset by $7.6 million of currency transaction losses. Other income, net in the first six months of 2022 included $11.5 million of net defined benefit pension benefits and $1.6 million of other income, partially offset by $7.0 million of currency transaction losses. The $11.5 million of net defined benefit pension benefits in the second quarter of 2022 included a $3.3 million settlement loss related to the termination of our Canadian defined benefit pension plan.

Interest expense:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Interest expense	$33.1	$19.8	67.2%	$66.2	$38.0	74.2%

Interest expense in the second quarter of 2023 was $33.1 million compared to $19.8 million in the second quarter of 2022 and was higher primarily due to higher debt balances and higher interest rates.

Interest expense in the first six months of 2023 was $66.2 million compared to $38.0 million in the first six months of 2022 and was higher primarily due to higher debt balances and higher interest rates.

Interest income:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Interest income	$0.9	$2.1	(57.1)%	$1.6	$4.0	(60.0)%

Interest income in the second quarter of 2023 and 2022 was $0.9 million and $2.1 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Interest income in the first six months of 2023 and 2022 was $1.6 million and $4.0 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Income taxes	$19.3	$23.6	(18.2)%	$29.0	$33.8	(14.2)%
Effective tax rate	33.0%	33.9%		32.6%	29.0%

Income tax expense of $19.3 million in the second quarter of 2023 includes $2.0 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 29.5 percent. The discrete tax expense relates to various foreign tax matters. Income tax expense of $23.6 million in the second quarter of 2022 includes $4.1 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.9 percent. The discrete tax expense relates to impacts of the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and other various foreign tax matters.

Income tax expense of $29.0 million in the first six months of 2023 includes $2.9 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 29.4 percent. The discrete tax expense relates to various foreign tax matters offset by an excess tax benefit related to U.S. stock compensation. Income tax expense of $33.8 million in the first six months of 2022 includes $1.2 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.9 percent. The discrete tax expense relates to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar, as well as various foreign tax matters offset by the tax effect of legal entity mergers.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Income from equity method investments	$1.2	$1.1	9.1%	$2.3	$2.6	(11.5)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the second quarter and first six months of 2023 compared to the same period of 2022 is due to the unfavorable impact of the weakening of the Japanese yen against the U.S. dollar and lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net income attributable to H.B. Fuller	$40.4	$47.2	(14.4)%	$62.3	$85.5	(23.2)%
Percent of net revenue	4.5%	4.8%		3.6%	4.6%

The net income attributable to H.B. Fuller for the second quarter of 2023 was $40.4 million compared to $47.2 million for the second quarter of 2022. The diluted earnings per share for the second quarter of 2023 was $0.73 per share as compared to $0.86 per share for the second quarter of 2022.

The net income attributable to H.B. Fuller for the first six months of 2023 was $62.3 million compared to $85.5 million for the first six months of 2022. The diluted earnings per share for the first six months of 2023 was $1.12 per share as compared to $1.55 per share for the first six months of 2022.

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

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	June 3, 2023		May 28, 2022		June 3, 2023		May 28, 2022
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$404.5	45%	$437.9	44%	$788.0	46%	$827.4	45%
Engineering Adhesives	364.1	41%	405.4	41%	697.1	41%	759.3	41%
Construction Adhesives	129.6	14%	150.0	15%	222.3	13%	263.0	14%
Segment total	$898.2	100%	$993.3	100%	$1,707.4	100%	$1,849.7	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$898.2	100%	$993.3	100%	$1,707.4	100%	$1,849.7	100%

Segment Operating Income (Loss):

	Three Months Ended				Six Months Ended
	June 3, 2023		May 28, 2022		June 3, 2023		May 28, 2022
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$51.6	57%	$43.3	49%	$96.7	64%	$75.5	52%
Engineering Adhesives	44.4	49%	42.9	49%	76.9	51%	75.5	52%
Construction Adhesives	6.0	7%	11.3	13%	(3.7)	(2)%	15.6	11%
Segment total	$102.0	113%	$97.5	111%	$169.9	113%	$166.6	115%
Corporate Unallocated	(11.8)	(13)%	(10.0)	(11)%	(19.5)	(13)%	(22.1)	(15)%
Total	$90.2	100%	$87.5	100%	$150.4	100%	$144.5	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$404.5	$437.9	(7.6)%	$788.0	$827.4	(4.8)%
Segment operating income	$51.6	$43.3	19.2%	$96.7	$75.5	28.2%
Segment operating margin	12.8%	9.9%		12.3%	9.1%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	June 3, 2023 vs. May 28, 2022	June 3, 2023 vs. May 28, 2022
Organic growth	(5.5)%	(0.8)%
M&A	2.7%	1.5%
Currency	(4.8)%	(5.5)%
Total	(7.6)%	(4.8)%

Net revenue decreased 7.6 percent in the second quarter of 2023 compared to the second quarter of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 2.7 percent increase in net revenue from M&A was due to the acquisitions of Lemtapes in the first quarter of 2023 and Beardow Adams in the second quarter of 2023. The negative currency effect was due to a weaker Egyptian pound, Argentinian peso, Turkish lira, Chinese renminbi, Colombian peso and Brazilian real compared to the U.S. dollar. As a percentage of net revenue, gross margin increased due to higher product pricing partially offset by higher raw material costs and the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to higher compensation costs and lower net revenue.  Segment operating income increased 19.2 percent and segment operating margin as a percentage of net revenue increased 290 basis points compared to the second quarter of 2022.

Net revenue decreased 4.8 percent in the first six months of 2023 compared to the first six months of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 1.5 percent increase in net revenue from M&A was due to the acquisitions of Lemtapes during the first quarter of 2023 and Beardow Adams in the second quarter of 2023. The negative currency effect was due to a weaker Egyptian pound, Argentinian peso, Turkish lira, Chinese renminbi and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, gross margin increased due to higher product pricing partially offset by higher raw material costs and the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to higher compensation costs and lower net revenue. Segment operating income increased 28.2 percent and segment operating margin as a percentage of net revenue increased 320 basis points compared to the first six months of 2022.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$364.1	$405.4	(10.2)%	$697.1	$759.3	(8.2)%
Segment operating income	$44.4	$42.9	3.5%	$76.9	$75.5	1.8%
Segment operating margin	12.2%	10.6%		11.0%	9.9%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	June 3, 2023 vs. May 28, 2022	June 3, 2023 vs. May 28, 2022
Organic growth	(9.0)%	(6.1)%
M&A	1.6%	1.5%
Currency	(2.8)%	(3.6)%
Total	(10.2)%	(8.2)%

Net revenue decreased 10.2 percent in the second quarter of 2023 compared to the second quarter of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 1.6 percent increase in net revenue from M&A was due to the acquisition of Aspen in the first quarter of 2023. The negative currency effect was due to a weaker Chinese renminbi and Turkish lira compared to the U.S. dollar.  Gross margin as a percentage of net revenue increased due to higher product pricing and lower raw material costs partially offset by the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to higher compensation costs and lower net revenue. Segment operating income increased 3.5 percent and segment operating margin increased 160 basis points compared to the second quarter of 2022.

Net revenue decreased 8.2 percent in the first six months of 2023 compared to the first six months of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 1.5 percent increase in net revenue from M&A was due to the acquisition of Aspen in the first quarter of 2023. The negative currency effect was due to a weaker Chinese renminbi, Euro and Turkish lira compared to the U.S. dollar. Gross margin as a percentage of net revenue increased due to higher product pricing partially offset by the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to higher compensation costs and lower net revenue. Segment operating income increased 1.8 percent and segment operating margin increased 110 basis points compared to the first six months of 2022.

Construction Adhesives

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$129.6	$150.0	(13.6)%	$222.3	$263.0	(15.5)%
Segment operating income (loss)	$6.0	$11.3	(47.1)%	$(3.7)	$15.6	(126.4)%
Segment operating margin	4.6%	7.5%		(1.7)%	5.9%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	June 3, 2023 vs. May 28, 2022	June 3, 2023 vs. May 28, 2022
Organic growth	(14.2)%	(19.2)%
M&A	1.7%	5.0%
Currency	(1.1)%	(1.3)%
Total	(13.6)%	(15.5)%

Net revenue decreased 13.6 percent in the second quarter of 2023 compared to the second quarter of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 1.7 percent increase in net revenue from M&A was due to the acquisition of GSSI in the fourth quarter of 2022. The negative currency effect was due to a weaker Australian dollar and British pound sterling compared to the U.S. dollar. Gross margin as a percentage of net revenue decreased primarily due to the impact of lower sales volume partially offset by higher product pricing. SG&A expenses as a percentage of net revenue increased due to lower net revenue. Segment operating income decreased 47.1 percent and segment operating margin decreased 290 basis points compared to the second quarter of 2022.

Net revenue decreased 15.5 percent in the first six months of 2023 compared to the first six months of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by a slight increase in product pricing. The 5.0 percent increase in net revenue from M&A was due to the acquisitions of Fourny and Apollo in the first quarter of 2022 and GSSI in the fourth quarter of 2022. The negative currency effect was due to a weaker Australian dollar and British pound sterling compared to the U.S. dollar. Gross margin as a percentage of net revenue decreased primarily due to the impact of lower sales volume partially offset by higher product pricing and slightly lower raw material costs. SG&A expenses as a percentage of net revenue increased due to lower net revenue. Segment operating income decreased 126.4 percent and segment operating margin decreased 760 basis points compared to the first six months of 2022.

Corporate Unallocated

	Three Months Ended			Six Months Ended
	June 3,	May 28,	2023 vs	June 3,	May 28,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Segment operating loss	$(11.8)	$(10.0)	18.6%	$(19.5)	$(22.1)	(11.6)%
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, and costs related to the implementation of Project ONE.

Segment operating loss in the second quarter of 2023 increased 18.6 percent compared to the second quarter of 2022 due to higher acquisition and restructuring costs for the second quarter of 2023 and decreased 11.6 percent compared to the first six months of 2022 as acquisition costs on a year-to-date basis were lower in 2023.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of June 3, 2023 were $103.2 million compared to $79.9 million as of December 3, 2022 and $68.1 million as of May 28, 2022. The majority of the $103.2 million in cash and cash equivalents as of June 3, 2023 was held outside the United States. Total long and short-term debt was $1,882.3 million as of June 3, 2023, $1,765.1 million as of December 3, 2022 and $1,935.8 million as of May 28, 2022. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 52.8 percent as of June 3, 2023 as compared to 52.3 percent as of December 3, 2022 and 54.5 percent as of May 28, 2022.

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

Our credit agreements include restrictive covenants beginning for the quarter ending June 3, 2023 that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. Those covenants are as follows:

Covenant	Debt Instrument	Measurement	Result as of June 3, 2023
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.75[2]	2.3
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	4.7

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

	June 3,	May 28,
	2023	2022
Net working capital as a percentage of annualized net revenue[1]	18.1%	17.1%
Accounts receivable DSO (in days)[2]	59	59
Inventory days on hand (in days)[3]	74	71
Free (negative) cash flow after dividends4	$4.5	$(97.2)
Total debt to total capital ratio[5]	52.8%	54.5%

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

Reconciliation of "Net cash provided by operating activities" to (Negative) free cash flow after dividends

	Six Months Ended
($ in millions)	June 3, 2023	May 28, 2022
Net cash provided by operating activities	$108.4	$(9.1)
Less: Purchased property, plant and equipment	82.6	69.1
Less: Dividends paid	21.3	19.0
Free (negative) cash flow after dividends	$4.5	$(97.2)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	June 3,	May 28,
($ in millions)	2023	2022
Net cash provided by (used in) operating activities	$108.4	$(9.1)

Net income including non-controlling interest was $62.3 million in the first six months of 2023 compared to $85.5 million in the first six months of 2022. Depreciation and amortization expense totaled $77.0 million in the first six months of 2023 compared to $72.7 million in the first six months of 2022. Deferred income taxes was a use of cash of $16.8 million in 2023 compared to $5.0 million in the first six months of 2022. Accrued compensation was a use of cash of $42.2 million in 2023 compared to $40.4 million last year. Other assets was a use of cash of $37.0 million in the first six months of 2023 compared to $21.9 million in the first six months of 2022. Other liabilities was a source of cash of $18.8 million in the first six months of 2023 compared to a use of cash of $23.6 million in the first six months of 2022.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $54.9 million compared to a use of cash of $103.7 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Six Months Ended
	June 3,	May 28,
($ in millions)	2023	2022
Trade receivables, net	$66.9	$(35.5)
Inventory	8.3	(95.4)
Trade payables	(20.3)	27.2
Total cash flow impact	$54.9	$(103.7)

●

Trade receivables, net – Trade receivables, net was a source of cash of $66.9 million and a use of cash of $35.5 million in the first six months of 2023 and 2022, respectively. The source of cash in 2023 compared to the use of cash in 2022 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 59 days at both June 3, 2023 and May 28, 2022.

●

Inventory – Inventory was a source of cash of $8.3 million and use of cash of $95.4 million in the first six months of 2023 and 2022, respectively. The source of cash in 2023 compared to the use of cash in 2022 is due to lower inventory purchases in 2023 compared to 2022. Inventory days on hand were 74 days as of June 3, 2023 and 71 days as of May 28, 2022.

●

Trade payables – Trade payables was a use of cash of $20.3 million and a source of cash of $27.2 million in the first six months of 2023 and 2022, respectively. The use of cash in 2023 compared to the source of cash in 2022 reflects higher payments on trade payables in the current year compared to the prior year.

Cash Flows from Investing Activities:

	Six Months Ended
	June 3,	May 28,
($ in millions)	2023	2022
Net cash used in investing activities	$(183.7)	$(293.2)

Purchases of property, plant and equipment were $82.6 million during the first six months of 2023 compared to $69.1 million for the same period of 2022.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first six months of 2023, we paid cash to acquire Lemtapes for $7.4 million, Aspen for $9.3 million and Beardow Adams for $87.0 million, net of cash acquired. During the first six months of 2022, we paid cash to acquire TissueSeal for $22.2 million, Fourny for $14.5 million, net of cash acquired and Apollo for $192.6 million, net of cash acquired.

Cash Flows from Financing Activities:

	Six Months Ended
	June 3,	May 28,
($ in millions)	2023	2022
Net cash provided by financing activities	$93.3	$318.2

In the first six months of 2023, we refinanced our debt and as a result have proceeds from the issuance of long-term debt of $1,300.0 million and repayment of long-term debt of $1,176.7 million. These borrowings are to finance acquisitions and for general working capital purposes. No payment was made for long-term debt in the first six months of 2022 and borrowings on our long-term debt were $335.0 million. Payment of debt issue costs were $10.2 million and $0.6 million in the first six months of 2023 and 2022, respectively. Net payments of notes payable were $0.2 million in the first six months of 2023 and net proceeds of notes payable were $3.6 million in the same period of 2022. Cash dividends paid were $21.3 million in the first six months of 2023 compared to $19.0 million in the same period of 2022. Repurchases of common stock were $2.6 million in the first six months of 2023 compared to $3.6 million in the same period of 2022.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 3, 2023. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of June 3, 2023, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the second quarter ended June 3, 2023 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased[1]	per Share	(millions)

March 5, 2023 - April 8, 2023	1,402	$67.27	$300,000

April 9, 2023 - May 6, 2023	137	$70.40	$300,000

May 7, 2023 - June 3, 2023	-	$-	$300,000

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

Item 6. Exhibits

*10.1	Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan(1)
*10.2	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023
*10.3	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023
*10.4	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023
*10.5	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 3, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.
(1) Incorporated by reference to Appendix B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 22, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 29, 2023	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

*10.1	Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan(1)
*10.2	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023
*10.3	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023
*10.4	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023
*10.5	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 3, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.
(1) Incorporated by reference to Appendix B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 22, 2023