Form 10-Q
period 2023-09-02
FULLER H B CO
filed 2023-09-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,021,498 as of September 22, 2023.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Net revenue	$900,634	$941,230	$2,608,055	$2,790,969
Cost of sales	(637,162)	(692,066)	(1,873,000)	(2,075,392)
Gross profit	263,472	249,164	735,055	715,577
Selling, general and administrative expenses	(172,153)	(161,210)	(493,320)	(483,109)
Other income, net	1,555	6,559	4,764	12,701
Interest expense	(35,105)	(23,450)	(101,305)	(61,475)
Interest income	1,128	2,139	2,726	6,170
Income before income taxes and income from equity method investments	58,897	73,202	147,920	189,864
Income taxes	(22,231)	(28,259)	(51,255)	(62,023)
Income from equity method investments	984	1,587	3,322	4,236
Net income including non-controlling interest	37,650	46,530	99,987	132,077
Net income attributable to non-controlling interest	(23)	(33)	(71)	(70)
Net income attributable to H.B. Fuller	$37,627	$46,497	$99,916	$132,007

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.69	$0.87	$1.84	$2.47
Diluted	$0.67	$0.84	$1.79	$2.39

Weighted-average common shares outstanding:
Basic	54,394	53,644	54,279	53,498
Diluted	56,033	55,130	55,890	55,201

Dividends declared per common share	$0.205	$0.190	$0.600	$0.548

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Net income including non-controlling interest	$37,650	$46,530	$99,987	$132,077
Other comprehensive income (loss)
Foreign currency translation	(8,717)	(87,789)	14,058	(165,369)
Defined benefit pension plans adjustment, net of tax	863	684	2,572	3,976
Interest rate swaps, net of tax	15,898	1,346	14,745	10,924
Cross-currency swaps, net of tax	-	(371)	-	(3,664)
Net investment hedges, net of tax	(4,641)	-	(10,324)	-
Other comprehensive income (loss)	3,403	(86,130)	21,051	(154,133)
Comprehensive income (loss)	41,053	(39,600)	121,038	(22,056)
Less: Comprehensive income (loss) attributable to non-controlling interest	16	(13)	59	3
Comprehensive income (loss) attributable to H.B. Fuller	$41,037	$(39,587)	$120,979	$(22,059)

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 2,	December 3,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$94,934	$79,910
Trade receivables (net of allowances of $12,458 and $10,939, as of September 2, 2023 and December 3, 2022, respectively)	576,060	607,365
Inventories	472,641	491,781
Other current assets	97,756	120,319
Total current assets	1,241,391	1,299,375

Property, plant and equipment	1,709,191	1,579,738
Accumulated depreciation	(907,895)	(846,071)
Property, plant and equipment, net	801,296	733,667

Goodwill	1,490,535	1,392,627
Other intangibles, net	746,521	702,092
Other assets	380,165	335,868
Total assets	$4,659,908	$4,463,629

Liabilities, non-controlling interest and total equity
Current liabilities
Notes payable	$12,553	$28,860
Trade payables	394,914	460,669
Accrued compensation	75,035	108,328
Income taxes payable	33,007	18,530
Other accrued expenses	102,837	89,345
Total current liabilities	618,346	705,732

Long-term debt	1,872,468	1,736,256
Accrued pension liabilities	54,661	52,561
Other liabilities	387,307	358,286
Total liabilities	$2,932,782	$2,852,835

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 54,016,374 and 53,676,576 as of September 2, 2023 and December 3, 2022, respectively	$54,016	$53,677
Additional paid-in capital	294,035	266,491
Retained earnings	1,808,687	1,741,359
Accumulated other comprehensive loss	(430,295)	(451,357)
Total H.B. Fuller stockholders' equity	1,726,443	1,610,170
Non-controlling interest	683	624
Total equity	1,727,126	1,610,794
Total liabilities, non-controlling interest and total equity	$4,659,908	$4,463,629

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	21,889	5,241	37	27,167
Dividends	-	-	(10,305)	-	-	(10,305)
Stock option exercises	76	3,520	-	-	-	3,596
Share-based compensation plans and other, net	102	5,221	-	-	-	5,323
Repurchases of common stock	(36)	(2,412)	-	-	-	(2,448)
Balance at March 4, 2023	$53,819	$272,820	$1,752,943	$(446,116)	$661	$1,634,127
Comprehensive income	-	-	40,401	12,411	6	52,818
Dividends	-	-	(11,129)	-	-	(11,129)
Stock option exercises	13	584	-	-	-	597
Share-based compensation plans and other, net	30	6,818	-	-	-	6,848
Repurchases of common stock	(2)	(102)	-	-	-	(104)
Balance at June 3, 2023	$53,860	$280,120	$1,782,215	$(433,705)	$667	$1,683,157
Comprehensive income (loss)	-	-	37,627	3,410	16	41,053
Dividends	-	-	(11,155)	-	-	(11,155)
Stock option exercises	153	6,906	-	-	-	7,059
Share-based compensation plans and other, net	3	7,018	-	-	-	7,021
Repurchases of common stock	-	(9)	-	-	-	(9)
Balance at September 2, 2023	$54,016	$294,035	$1,808,687	$(430,295)	$683	1,727,126

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive income	-	-	38,306	11,177	4	49,487
Dividends	-	-	(8,964)	-	-	(8,964)
Stock option exercises	126	5,628	-	-	-	5,754
Share-based compensation plans and other, net	187	5,601	-	-	-	5,788
Repurchases of common stock	(49)	(3,528)	-	-	-	(3,577)
Balance at February 26, 2022	$53,042	$221,338	$1,629,943	$(259,070)	$595	$1,645,848
Comprehensive income (loss)	-	-	47,203	(79,158)	12	(31,943)
Dividends	-	-	(10,177)	-	-	(10,177)
Stock option exercises	47	2,036	-	-	-	2,083
Share-based compensation plans other, net	65	8,910	-	-	-	8,975
Repurchases of common stock	(1)	(31)	-	-	-	(32)
Balance at May 28, 2022	$53,153	$232,253	$1,666,969	$(338,228)	$607	$1,614,754
Comprehensive income	-	-	46,497	(86,084)	(13)	(39,600)
Dividends	-	-	(10,188)	-	-	(10,188)
Stock option exercises	135	5,549	-	-	-	5,684
Share-based compensation plans other, net	15	8,295	-	-	-	8,310
Repurchases of common stock	(4)	(271)	-	-	-	(275)
Balance at August 27, 2022	$53,299	$245,826	$1,703,278	$(424,312)	$594	$1,578,685

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 2, 2023	August 27, 2022
Cash flows from operating activities:
Net income including non-controlling interest	$99,987	$132,077
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	60,518	54,297
Amortization	58,633	55,088
Deferred income taxes	(30,064)	(4,968)
Income from equity method investments, net of dividends received	260	1,420
Debt issuance costs write-off	2,689	-
Loss on fair value adjustment on contingent consideration liability	2,893	-
Gain on sale or disposal of assets	(78)	(1,130)
Share-based compensation	16,279	20,358
Pension and other post-retirement benefit plan activity	(8,890)	(15,324)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	79,495	(51,629)
Inventories	38,212	(112,390)
Other assets	(30,901)	(40,329)
Trade payables	(74,443)	17,381
Accrued compensation	(33,796)	(17,275)
Other accrued expenses	(6,992)	1,614
Income taxes payable	24,461	10,201
Other liabilities	12,408	(35,940)
Other	6,023	35,246
Net cash provided by operating activities	216,694	48,697

Cash flows from investing activities:
Purchased property, plant and equipment	(109,545)	(98,352)
Purchased businesses, net of cash acquired	(194,248)	(242,870)
Proceeds from sale of property, plant and equipment	4,257	1,281
Cash received from government grant	-	3,928
Net cash used in investing activities	(299,536)	(336,013)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,333,000	335,000
Repayment of long-term debt	(1,184,900)	(15,000)
Payment of debt issuance costs	(10,214)	(600)
Net payment of notes payable	(18,000)	6,707
Dividends paid	(32,319)	(29,067)
Contingent consideration payment	-	(5,000)
Proceeds from stock options exercised	11,251	13,522
Repurchases of common stock	(2,560)	(3,885)
Net cash provided by financing activities	96,258	301,677

Effect of exchange rate changes on cash and cash equivalents	1,608	(15,439)
Net change in cash and cash equivalents	15,024	(1,078)
Cash and cash equivalents at beginning of period	79,910	61,786
Cash and cash equivalents at end of period	$94,934	$60,708

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

Note 2: Acquisitions

Adhezion Biomedical LLC

On June 23, 2023, we acquired Adhezion Biomedical LLC (“Adhezion”) for a base purchase price of approximately $81,201 which was funded through borrowings on our credit facility. This includes a holdback amount of $780 that will be paid on the 12-month anniversary of the closing date. The agreement includes a payment of contingent consideration up to $15,000 following the completion of certain performance goals and conditions. Adhezion, headquartered in Wyomissing, Pennsylvania, is a manufacturer of cyanoacrylate-based medical adhesives and infection prevention products. The acquisition of Adhezion positions us for expansion in the medical adhesives industry and creates a solid, unique platform from which to scale and innovate in the healthcare adhesives industry. The acquisition fair value measurement was preliminary as of September 2, 2023 and includes intangible assets of $40,800, goodwill of $37,063 and other net assets of $3,338. Goodwill represents expected synergies from combining Adhezion with our existing business. We are evaluating how much goodwill is deductible for tax purposes. Adhezion will be included in our Hygiene, Health and Consumable Adhesives operating segment.

XChem International LLC

On June 12, 2023, we acquired XChem International LLC ("XChem") for a base purchase price of approximately $14,591 which was funded through borrowings on our credit facility. This includes a holdback amount of $1,650 that will be paid on the 18-month anniversary of the closing date. XChem, headquartered in Ras Al-Khaimah, United Arab Emirates, is a manufacturer of adhesives and sealants for construction-related applications. The acquisition of XChem provides our construction adhesives global business with additional manufacturing presence for certain brands outside the U.S. and broadens our construction adhesives portfolio of highly specified applications and diversifies it toward both non-U.S. and infrastructure-oriented markets. The acquisition fair value measurement was preliminary as of September 2, 2023 and includes intangible assets of $8,664 and other net assets of $5,927. Goodwill represents expected synergies from combining XChem with our existing business. Goodwill is not deductible for tax purposes. XChem will be included in our Construction Adhesives operating segment.

Beardow Adams Holdings Ltd.

On May 1, 2023, we acquired Beardow Adams Holdings Ltd. (“Beardow Adams”) for a total purchase price of 80,738 British pound sterling, or approximately $100,885, which was funded through borrowings on our credit facility. This includes a holdback amount of 8,000 British pound sterling that will be paid on the 18-month anniversary of the closing date. Beardow Adams, based in the United Kingdom, develops and manufactures adhesives, sealants and coatings, principally in the fields of packaging and related applications. The acquisition of Beardow Adams is expected to accelerate profitable growth in many of our core end markets and generate business synergies through better raw material pricing, production optimization, an expanded distribution platform and difference-making innovation. The acquisition fair value measurement was preliminary as of September 2, 2023 and includes intangible assets of $40,485, goodwill of $45,961 and other net assets of $14,439. Goodwill represents expected synergies from combining Beardow Adams with our existing business. We are evaluating how much goodwill is deductible for tax purposes. Beardow Adams is included in our Hygiene, Health and Consumable Adhesives operating segment.

Aspen Research Corporation

On January 31, 2023, we acquired the assets of Aspen Research Corporation (“Aspen”) for a total purchase price of $9,761, which was funded through existing cash. This includes a holdback amount of $500 that will be paid on the 18-month anniversary of the closing date. Aspen, located in Maple Grove, Minnesota, is a contract research organization that develops and manufactures innovative solutions for some of the adhesives used in our insulating glass market. Aspen is known for their superior understanding of materials science, engineering and analytical testing and specializes in custom materials manufacturing for chemicals and adhesives products. The acquisition of Aspen is expected to expand our Engineering Adhesives footprint in North America and strengthen our capabilities in the insulating glass market, in addition to bringing additive continuous flow, process manufacturing capabilities that we plan to leverage. The acquisition fair value measurement was preliminary as of September 2, 2023 and includes intangible assets of $4,900, goodwill of $2,788 and other net assets of $2,073. Goodwill represents expected synergies from combining Aspen with our existing business. Goodwill is deductible for tax purposes. Aspen is included in our Engineering Adhesives operating segment.

Lemtapes Oy

On December 15, 2022, we acquired Lemtapes Oy (“Lemtapes”) for a total purchase price of 8,048 Euro, or approximately $8,554 which was funded through existing cash. This includes a holdback amount of 850 Euro that will be paid on the 18-month anniversary of the closing date. Lemtapes, located in Valkeakoski, Finland, is a solutions provider of ecological, innovative tapes and adhesives for the packaging and plywood industries. The acquisition of Lemtapes is expected to reinforce our strategic position in Europe, especially for our Adhesives Coated Solutions products. This acquisition will also accelerate our growth strategy of fast-growing, high margin businesses while adding technology capabilities and strong customer relationships. The acquisition fair value measurement was preliminary as of September 2, 2023 and includes intangible assets of $5,526, goodwill of $955 and other net assets of $2,073. Goodwill represents expected synergies from combining Lemtapes with our existing business. Goodwill is not deductible for tax purposes. Lemtapes is included in our Hygiene, Health and Consumable Adhesives operating segment.

GSSI Sealants

On October 24, 2022, we acquired GSSI Sealants, Inc. ("GSSI") for a total purchase price of $7,701, which was funded through existing cash. This includes a holdback amount of $1,050 that will be paid on the 12-month anniversary of the closing date. GSSI, headquartered in Houston, Texas, is a manufacturer of premier elastomeric butyl rubber sealant tapes. The acquisition of GSSI is expected to support our strategy to expand our Construction Adhesives business selectively via high margin applications and expand our reach to new regions. The acquisition fair value measurement was final as of September 2, 2023 and includes intangible assets of $3,400, goodwill of $1,123 and other net assets of $3,178. Goodwill represents expected synergies from combining GSSI with our existing business. Goodwill is not deductible for tax purposes. GSSI is included in our Construction Adhesives operating segment.

ZKLT Polymer Co.

On August 16, 2022, we acquired ZKLT Polymer Co., Ltd. ("ZKLT") for a base purchase price of 143,965 Chinese renminbi, or approximately $21,260, which was funded through existing cash. This includes a holdback of 27,000 Chinese renminbi, or approximately $3,987, that will be paid half on each of the 12-month and 18-month anniversaries of the closing date, as well as contingent consideration up to 30,000 Chinese renminbi, or approximately $4,132, following the completion of certain performance goals and conditions. ZKLT, headquartered in Chongquin City, China, is a manufacturer of liquid adhesives primarily for the automotive market. The acquisition of ZKLT is expected to add unique technology, strong customer relationships and a strategic manufacturing location to further strengthen our presence in central China. The acquisition fair value measurement was final as of September 2, 2023 and includes intangible assets of $5,183, goodwill of $5,992 and other net assets of $10,085. Goodwill represents expected synergies from combining ZKLT with our existing business. Goodwill is not deductible for tax purposes. See Note 12 for further discussion of the fair value of the contingent consideration. ZKLT is included in our Engineering Adhesives operating segment.

Apollo

On January 26, 2022, we acquired Apollo Chemicals Limited, Apollo Roofing Solutions Limited and Apollo Construction Solutions Limited (collectively, "Apollo") for a total purchase price of 152,714 British pound sterling, or approximately $205,592, which was funded through borrowings on our credit facility.  Apollo, headquartered in Tamworth, UK, is a manufacturer of liquid adhesives, coatings and primers for the roofing, industrial and construction markets. Apollo is expected to enhance our position in key high-value, high-margin markets in the UK and throughout Europe. The acquisition fair value measurement was final as of December 3, 2022 and includes intangible assets of $76,198, goodwill of $119,358 and other net assets of $10,036. Goodwill represents expected synergies from combining Apollo with our existing business. Goodwill is not deductible for tax purposes.  The acquisition is included in our Construction Adhesives operating segment.

Fourny NV

On January 11, 2022, we acquired Fourny NV ("Fourny") for a base purchase price of 12,867 Euro, or approximately $14,627, which was funded through existing cash. The agreement required us to pay an additional holdback amount 18 months following the date of acquisition and during the three months ended September 2, 2023 we paid $3,060. Fourny, headquartered in Willebroek, Belgium, is a manufacturer of construction adhesives. Fourny is expected to enhance our position in key high-value, high-margin markets in Europe. The acquisition fair value measurement was final as of December 3, 2022 and includes intangible assets of $10,117, goodwill of $6,455 and other net assets of $1,391. Goodwill represents expected synergies from combining Fourny with our existing business. Goodwill is not deductible for tax purposes. Fourny is included in our Construction Adhesives operating segment.

All acquisitions, individually and in the aggregate, are not material and therefore pro forma financial information is not provided.

Note 3: Restructuring Actions

During fiscal year 2023, the Company approved restructuring plans (the "Plans") related to organizational changes and other actions to optimize operations and integrate acquired businesses. The Plans began to be implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026, with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024. In implementing the Plans, the Company currently expects to incur pre-tax costs of approximately $39,100 to $44,100 for severance and related employee costs globally, other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans.

The following table summarizes the pre-tax restructuring charges by income statement classification:

	Three Months Ended		Nine Months Ended
	September 2, 2023	August 27, 2022	September 2, 2023	August 27, 2022
Cost of sales	$3,322	$-	$8,407	$(152)
Selling, general and administrative	5,077	(222)	8,320	(297)
	$8,399	$(222)	$16,727	$(449)

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Total
Balance at November 27, 2021	$1,095	$-	$1,095
Expenses incurred	(449)	-	(449)
Cash payments	(529)	-	(529)
Foreign currency translation	(60)	-	(60)
Balance at December 3, 2022	$57	$-	$57
Expenses incurred	16,394	333	16,727
Non-cash charges	-	(333)	(333)
Cash payments	(6,910)	-	(6,910)
Foreign currency translation	(1,130)	-	(1,130)
Balance at September 2, 2023	$8,411	$-	$8,411

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	September 2,	December 3,
	2023	2022
Raw materials	$221,385	$237,071
Finished goods	251,256	254,710
Total inventories	$472,641	$491,781

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the nine months ended September 2, 2023 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at December 3, 2022	$328,962	$637,910	$425,755	$1,392,627
Acquisitions	$84,158	$2,788	$-	86,946
Foreign currency translation effect	$3,416	$3,516	$4,030	10,962
Balance at September 2, 2023	$416,536	$644,214	$429,785	$1,490,535

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	September 2, 2023
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$144,597	$1,052,458	$55,379	$10,919	$1,263,353
Accumulated amortization	(56,624)	(432,044)	(21,837)	(6,797)	(517,302)
Net identifiable intangibles	$87,973	$620,414	$33,542	$4,122	$746,051

	December 3, 2022
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$118,727	$1,004,008	$50,324	$11,053	$1,184,112
Accumulated amortization	(66,433)	(388,394)	(21,401)	(6,251)	(482,479)
Net identifiable intangibles	$52,294	$615,614	$28,923	$4,802	$701,633

Amortization expense with respect to amortizable intangible assets was $20,820 and $18,676 for the three months ended September 2, 2023 and August 27, 2022, respectively, and $58,633 and $55,088 for the nine months ended  September 2, 2023 and August 27, 2022, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$17,238	$79,499	$76,732	$70,072	$66,754	$435,756

Non-amortizable intangible assets as of  September 2, 2023 and December 3, 2022 were $470 and $459, respectively, and relate to trademarks and trade names. The change in non-amortizable assets as of September 2, 2023 compared to December 3, 2022 was due to changes in foreign currency exchange rates.

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

Term Loans

Interest on Term Loan A is payable at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.75 percent (7.15 percent at September 2, 2023). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. On August 16, 2023, we amended the Term Loan B agreement to an interest rate of SOFR plus an interest rate spread of 2.25 percent with a SOFR floor of 0.50 percent (7.55 percent at September 2, 2023). Term Loan B matures on February 15, 2030.

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

Revolving Credit Facility

Interest on the Revolving Credit Facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.75 percent (7.15 percent at September 2, 2023). A facility fee of 25 basis points of the unused commitment under the Revolving Credit Facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At September 2, 2023, there was no balance outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

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

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended September 2, 2023 and August 27, 2022
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2023	2022	2023	2022	2023	2022
Service cost	$-	$-	$422	$666	$-	$-
Interest cost	3,475	2,368	1,454	679	301	184
Expected return on assets	(7,205)	(7,117)	(1,785)	(1,525)	(2,465)	(2,719)
Amortization:
Prior service (benefit) cost	-	(1)	16	15	-	-
Actuarial loss (gain)	635	1,013	506	570	-	(845)
Settlement charge	-	-	-	-	-	-
Net periodic (benefit) cost	$(3,095)	$(3,737)	$613	$405	$(2,164)	$(3,380)

	Nine Months Ended September 2, 2023 and August 27, 2022
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2023	2022	2023	2022	2023	2022
Service cost	$-	$-	$1,255	$2,086	$-	$-
Interest cost	10,426	7,103	4,300	2,204	903	551
Expected return on assets	(21,617)	(21,353)	(5,277)	(4,916)	(7,394)	(8,156)
Amortization:
Prior service (benefit) cost	-	(2)	47	47	-	-
Actuarial loss (gain)	1,906	3,040	1,496	1,830	-	(2,535)
Settlement charge	-	-	-	3,329	-	-
Net periodic (benefit) cost	$(9,285)	$(11,212)	$1,821	$4,580	$(6,491)	$(10,140)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

In the nine months ended August 27, 2022, we recognized a non-cash settlement charge of $3,329 related to the termination of our Canadian defined benefit pension plan.  The settlement charge is included in other income, net in the Consolidated Statement of Income.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended September 2, 2023				Three Months Ended August 27, 2022
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$37,627	$23			$46,497	$33
Foreign currency translation¹	$(8,710)	$-	(8,710)	(7)	$(87,743)	$-	(87,743)	(46)
Defined benefit pension plans adjustment²	1,157	(294)	863	-	778	(94)	684	-
Interest rate swaps³	21,086	(5,188)	15,898	-	1,783	(437)	1,346	-
Cross-currency swaps³	-	-	-	-	(377)	6	(371)	-
Net investment hedges³	(6,156)	1,515	(4,641)	-	-	-	-	-
Other comprehensive income (loss)	$7,377	$(3,967)	$3,410	$(7)	$(85,559)	$(525)	$(86,084)	$(46)
Comprehensive income (loss)			$41,037	$16			$(39,587)	$(13)

	Nine Months Ended September 2, 2023				Nine Months Ended August 27, 2022
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$99,916	$71			$132,007	$70
Foreign currency translation adjustment¹	$14,070	$-	14,070	(12)	$(165,302)	$-	(165,302)	(67)
Defined benefit pension plans adjustment²	3,449	(877)	2,572	-	5,483	(1,507)	3,976	-
Interest rate swap³	19,557	(4,812)	14,745	-	14,473	(3,549)	10,924	-
Cross-currency swaps³	-	-	-	-	(3,720)	56	(3,664)	-
Net investment hedges³	(13,694)	3,370	(10,324)	-	-	-	-	-
Other comprehensive income (loss)	$23,382	$(2,319)	$21,063	(12)	$(149,066)	$(5,000)	(154,066)	(67)
Comprehensive income (loss)			$120,979	$59			$(22,059)	$3

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

The components of accumulated other comprehensive loss are as follows:

	September 2, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(249,973)	$(249,943)	$(30)
Interest rate swap, net of taxes of ($4,812)	14,745	14,745	-
Net investment hedges, net of taxes of $16,667	(51,067)	(51,067)	-
Defined benefit pension plans adjustment, net of taxes of $66,867	(125,689)	(125,689)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(430,325)	$(430,295)	$(30)

	December 3, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(264,054)	$(264,012)	$(42)
Net investment hedges, net of taxes of $13,297	(40,743)	(40,743)	-
Defined benefit pension plans adjustment, net of taxes of $67,744	(128,261)	(128,261)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(451,399)	$(451,357)	$(42)

Note 9: Income Taxes

Income tax expense for the three and nine months ended September 2, 2023 includes $6,243 and $9,130 of discrete tax expense, respectively, relating to various U.S. and foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.1 percent and 28.5 percent for the three and nine months ended September 2, 2023, respectively.

Income tax expense for the three and nine months ended August 27, 2022 includes $6,449 and $7,696 of discrete tax expense, respectively, primarily relating to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. Dollar, as well as U.S. and various foreign tax matters offset by the tax effect of legal entity mergers. Excluding the discrete tax expense, the overall effective tax rate was 29.9 percent and 28.7 percent for the three and nine months ended August 27, 2022, respectively.

As of  September 2, 2023, we had a liability of $16,010 recorded for gross unrecognized tax benefits (excluding interest) compared to $17,582 as of December 3, 2022. As of September 2, 2023 and December 3, 2022, we had accrued $7,137 and $5,680 of gross interest relating to unrecognized tax benefits, respectively.

Note 10: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
(Shares in thousands)	2023	2022	2023	2022
Weighted-average common shares - basic	54,394	53,644	54,279	53,498
Equivalent shares from share-based compensations plans	1,639	1,486	1,611	1,703
Weighted-average common and common equivalent shares diluted	56,033	55,130	55,890	55,201

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

Share-based compensation awards of 1,025,337 and 573,914 shares for the three months ended September 2, 2023 and August 27, 2022, respectively, and 1,164,870 and 691,856 shares for the nine months ended September 2, 2023 and August 27, 2022, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR rate debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was an asset of $6,652 at September 2, 2023 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was an asset of $4,227 at September 2, 2023 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was an asset of $951 at September 2, 2023 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	September 2, 2023	August 27, 2022	September 2, 2023	August 27, 2022
Cross-currency swap contracts	$-	$(377)	$-	$(3,720)
Interest rate swap contracts	21,086	1,783	19,557	14,473

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform.

These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $46,843 at  September 2, 2023, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of September 2, 2023, the combined fair value of the swaps was a liability of $67,740 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income (loss). The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $51,067 of September 2, 2023. The amounts of pretax loss recognized in comprehensive income related to the net investment hedge was $13,694 for the nine months ended September 2, 2023. As of September 2, 2023, we did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

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

As of September 2, 2023, we had forward foreign currency contracts maturing between September 6, 2023 and May 13, 2024. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the nine months ended September 2, 2023 and August 27, 2022 were ($798) and $2,378, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of September 2, 2023, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 2, 2023 and December 3, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 2,	Fair Value Measurements Using:
Description	2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,565	$1,565	$-	$-
Foreign exchange contract assets	6,410	-	6,410	-
Interest rate swaps, cash flow hedge assets	11,830	-	11,830	-

Liabilities:
Foreign exchange contract liabilities	$7,208	$-	7,208	$-
Interest rate swaps, fair value hedge liabilities	46,843	-	46,843	-
Net investment hedge liabilities	67,740	-	67,740	-
Contingent consideration liabilities	4,632	-	-	4,632

	December 3,	Fair Value Measurements Using:
Description	2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,013	$4,013	$-	$-
Foreign exchange contract assets	10,282	-	10,282	-

Liabilities:
Foreign exchange contract liabilities	$4,570	$-	$4,570	$-
Interest rate swaps, fair value hedge liabilities	42,542	-	42,542
Net investment hedge liabilities	54,046	-	54,046	-
Contingent consideration liabilities	1,977	-	-	1,977

The valuation of our contingent consideration liability related to the acquisitions of ZKLT and TissueSeal was $4,132 and $500, respectively, as of  September 2, 2023. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of the contingent consideration liabilities:

Amounts
Balance at December 3, 2022	$1,977
Fair value adjustment	2,893
Foreign currency translation adjustment	(238)
Balance at September 2, 2023	$4,632

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $1,744,678 and $1,713,257 as of September 2, 2023 and December 3, 2022, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 13: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $5,329 and $5,754 as of September 2, 2023 and December 3, 2022, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $2,561 and $2,789 as of September 2, 2023 and December 3, 2022, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	September 2, 2023	August 27, 2022	December 3, 2022
Lawsuits and claims settled	6	3	13
Settlement amounts	$3,985	$206	$511
Insurance payments received or expected to be received	$2,307	$139	$338

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

Note 14: Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and operating income of each of our segments are regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. Segment operating income is identified as gross profit less SG&A expenses. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment. Consistent with our internal management reporting, Corporate Unallocated amounts include business acquisition and integration costs, organizational restructuring charges and project costs associated with implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE.  Corporate assets are not allocated to the operating segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs.

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	September 2, 2023		August 27, 2022
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$402,388	$52,737	$424,978	$47,470
Engineering Adhesives	365,862	52,931	378,264	39,776
Construction Adhesives	132,384	5,853	137,988	6,391
Total segment	$900,634	$111,521	$941,230	$93,637
Corporate Unallocated[1]	-	(20,202)	-	(5,683)
Total	$900,634	$91,319	$941,230	$87,954

	Nine Months Ended
	September 2, 2023		August 27, 2022
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$1,190,402	$149,474	$1,252,405	$122,950
Engineering Adhesives	1,063,009	129,806	1,137,587	115,266
Construction Adhesives	354,644	2,189	400,977	22,032
Total segment	$2,608,055	$281,469	$2,790,969	$260,248
Corporate Unallocated	-	(39,734)	-	(27,780)
Total	$2,608,055	$241,735	$2,790,969	$232,468

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Operating income	$91,319	$87,954	$241,735	$232,468
Other income, net	1,555	6,559	4,764	12,701
Interest expense	(35,105)	(23,450)	(101,305)	(61,475)
Interest income	1,128	2,139	2,726	6,170
Income before income taxes and income from equity method investments	$58,897	$73,202	$147,920	$189,864

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended September 2, 2023

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$227,947	$147,115	$100,510	$475,572
EIMEA	127,080	109,151	23,443	259,674
Asia Pacific	47,361	109,596	8,431	165,388
Total	$402,388	$365,862	$132,384	$900,634

	Three Months Ended August 27, 2022

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$261,751	$165,398	$106,169	$533,318
EIMEA	114,186	111,734	23,519	249,439
Asia Pacific	49,041	101,132	8,300	158,473
Total	$424,978	$378,264	$137,988	$941,230

	Nine Months Ended September 2, 2023
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$688,890	$429,824	$273,116	$1,391,830
EIMEA	348,876	341,710	57,938	748,524
Asia Pacific	152,636	291,475	23,590	467,701
Total	$1,190,402	$1,063,009	$354,644	$2,608,055

	Nine Months Ended August 27, 2022
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$737,689	$465,285	$321,167	$1,524,141
EIMEA	351,983	361,485	58,450	771,918
Asia Pacific	162,733	310,817	21,360	494,910
Total	$1,252,405	$1,137,587	$400,977	$2,790,969

Note 15: Subsequent Event

Acquisition

On September 8, 2023, we completed the acquisition of certain assets of the Sanglier Group ("Sanglier") for a purchase price of 14,000 British pound sterling, or approximately $17,500. Sanglier, headquartered in the United Kingdom, is a manufacturer and filler of sprayable industrial adhesives. The acquisition will be included in our Construction Adhesives operating segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 3, 2022 for important background information related to our business.

Net revenue in the third quarter of 2023 decreased 4.3 percent from the third quarter of 2022. Net revenue decreased 8.0 percent due to sales volume and 1.7 percent due to negative currency effects, partially offset by a 0.6 percent increase in pricing and a 4.8 percent increase due to acquisitions compared to the third quarter of 2022. The negative currency effects were primarily driven by a weaker Chinese renminbi, Egyptian pound and Turkish lira offset by a stronger Euro and Mexican peso compared to the U.S. dollar. Gross profit margin increased 280 basis points due to an increase in product pricing and lower raw material costs.

Net revenue in the first nine months of 2023 decreased 6.6 percent from the first nine months of 2022. Net revenue decreased 11.1 percent due to sales volume and 3.2 percent due to negative currency effects, partially offset by a 4.7 percent increase in pricing and a 3.0 percent increase due to acquisitions compared to the first nine months of 2022. The negative currency effects were primarily driven by a weaker Chinese renminbi, Egyptian pound, Turkish lira and Argentinian peso offset by a stronger Mexican peso compared to the U.S. dollar. Gross profit margin increased 260 basis points due to an increase in product pricing and lower raw material costs.

Net income attributable to H.B. Fuller in the third quarter of 2023 was $37.6 million compared to $46.5 million in the third quarter of 2022. On a diluted earnings per share basis, the third quarter of 2023 was $0.67 per share compared to $0.84 per share for the third quarter of 2022.

Net income attributable to H.B. Fuller in the first nine months of 2023 was $99.9 million compared to $132.0 million in the first nine months of 2022. On a diluted earnings per share basis, the first nine months of 2023 was $1.79 per share compared to $2.39 per share for the first nine months of 2022.

Restructuring Plans

During the second and third quarters of 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $39.1 million to $44.1 million ($30.4 million to $34.4 million after-tax), which include (i) cash expenditures of approximately $28.4 million to $29.6 million ($22.0 million to $23.0 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $17.1 million under the Plans as of September 2, 2023. The Plans began to be implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$900.6	$941.2	(4.3)%	$2,608.1	$2,791.0	(6.6)%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022:

	Three Months Ended	Nine Months Ended
	September 2, 2023 vs. August 27, 2022	September 2, 2023 vs. August 27, 2022
Organic growth	(7.4)%	(6.4)%
M&A	4.8%	3.0%
Currency	(1.7)%	(3.2)%
Total	(4.3)%	(6.6)%

Organic growth was a negative 7.4 percent in the third quarter of 2023 compared to the third quarter of 2022 and consisted of a 10.5 percent decrease in Hygiene, Health and Consumable Adhesives, a 9.4 percent decrease in Construction Adhesives and a 3.3 percent decrease in Engineering Adhesives. The decrease is driven by a decrease in volume partially offset by a slight increase in product pricing. The 4.8 percent increase from M&A is due to our acquisitions that occurred in the last twelve months. The negative 1.7 percent foreign currency impact was primarily driven by a weaker Chinese renminbi, Egyptian pound and Turkish lira offset by a stronger Euro and Mexican peso compared to the U.S. dollar.

Organic growth was a negative 6.4 percent in the first nine months of 2023 compared to the first nine months of 2022 and consisted of a 16.0 percent decrease in Construction Adhesives, a 5.3 percent decrease in Engineering Adhesives and a 4.2 percent decrease in Hygiene, Health and Consumable Adhesive. The decrease is driven by a decrease in volume partially offset by an increase in product pricing. The 3.0 percent increase from M&A is due to our acquisitions that occurred in the last twelve months. The negative 3.2 percent foreign currency impact was primarily driven by a weaker Chinese renminbi, Egyptian pound, Turkish lira and Argentinian peso offset by a stronger Mexican peso compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Cost of sales	$637.2	$692.1	(7.9)%	$1,873.0	$2,075.4	(9.8)%
Percent of net revenue	70.8%	73.5%		71.8%	74.4%

Cost of sales in the third quarter of 2023 compared to the third quarter of 2022 decreased 270 basis points as a percentage of net revenue. Lower raw material costs partially offset by the impact of lower sales volume led to the decrease.

Cost of sales in the first nine months of 2023 compared to the first nine months of 2022 decreased 260 basis points as a percentage of net revenue. Lower raw material costs and higher product pricing partially offset by the impact of lower sales volume led to the decrease.

Gross profit:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Gross profit	$263.5	$249.2	5.7%	$735.1	$715.6	2.7%
Percent of net revenue	29.3%	26.5%		28.2%	25.6%

Gross profit in the third quarter of 2023 increased 5.7 percent and gross profit margin increased 280 basis points compared to the third quarter of 2022. The increase in gross profit margin was primarily due to lower raw material costs partially offset by the impact of lower sales volume.

Gross profit in the first nine months of 2023 increased 2.7 percent and gross profit margin increased 260 basis points compared to the first nine months of 2022. The increase in gross profit margin was primarily due to lower raw material costs and higher product pricing partially offset by the impact of lower sales volume.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
SG&A	$172.2	$161.2	6.8%	$493.3	$483.1	2.1%
Percent of net revenue	19.1%	17.1%		18.9%	17.3%

SG&A expenses for the third quarter of 2023 compared to the third quarter of 2022 increased 200 basis points as a percentage of net revenue. The increase is due to lower net revenue and higher restructuring and acquisition project costs.

SG&A expenses for the first nine months of 2023 compared to the first nine months of 2022 increased 160 basis points as a percentage of net revenue. The increase is due to lower net revenue and higher restructuring and acquisition project costs.

Other income, net:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Other income, net	$1.6	$6.6	(75.8)%	$4.8	$12.7	(62.2)%

Other income, net in the third quarter of 2023 included $5.1 million of net defined benefit pension benefits, partially offset by $3.2 million of currency transaction losses and $0.3 million of other income. Other income, net in the third quarter of 2022 included $7.4 million of net defined benefit pension benefits and $1.8 million of other income, partially offset by $2.6 million of currency transaction losses.

Other income, net in the first nine months of 2023 included $15.2 million of net defined benefit pension benefits and $0.4 million of other income, partially offset by $10.8 million of currency transaction losses. Other income, net in the first nine months of 2022 included $18.9 million of net defined benefit pension benefits and $3.4 million of other income, partially offset by $9.6 million of currency transaction losses. The $18.9 million of net defined benefit pension benefits for the first nine months of 2022 included a $3.3 million settlement loss related to the termination of our Canadian defined benefit pension plan.

Interest expense:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Interest expense	$35.1	$23.5	49.4%	$101.3	$61.5	64.7%

Interest expense in the third quarter of 2023 was $35.1 million compared to $23.5 million in the third quarter of 2022 and was higher primarily due to higher debt balances and higher interest rates.

Interest expense in the first nine months of 2023 was $101.3 million compared to $61.5 million in the first nine months of 2022 and was higher primarily due to higher debt balances and higher interest rates.

Interest income:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Interest income	$1.1	$2.1	(47.6)%	$2.7	$6.2	(56.5)%

Interest income in the third quarter of 2023 and 2022 was $1.1 million and $2.1 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Interest income in the first nine months of 2023 and 2022 was $2.7 million and $6.2 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Income taxes	$22.2	$28.3	(21.6)%	$51.3	$62.0	(17.3)%
Effective tax rate	37.7%	38.7%		34.6%	32.7%

Income tax expense of $22.2 million in the third quarter of 2023 includes $6.2 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.1 percent. The discrete tax expense relates to various U.S. and foreign tax matters. Income tax expense of $28.3 million in the third quarter of 2022 includes $6.4 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 29.9 percent. The discrete tax expense relates to impacts of the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar and other various U.S. and foreign tax matters.

Income tax expense of $51.3 million in the first nine months of 2023 includes $9.1 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.5 percent. The discrete tax expense relates to various U.S. and foreign tax matters offset by an excess tax benefit related to U.S. stock compensation. Income tax expense of $62.0 million in the first nine months of 2022 includes $7.7 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.7 percent. The discrete tax expense relates to the revaluation of cross-currency swap agreements due to depreciation of the Euro versus the U.S. dollar, as well as various U.S. and foreign tax matters offset by the tax effect of legal entity mergers.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Income from equity method investments	$1.0	$1.6	(37.5)%	$3.3	$4.2	(21.4)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the third quarter and first nine months of 2023 compared to the same periods of 2022 is due to lower net income in our joint venture.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net income attributable to H.B. Fuller	$37.6	$46.5	(19.1)%	$99.9	$132.0	(24.3)%
Percent of net revenue	4.2%	4.9%		3.8%	4.7%

The net income attributable to H.B. Fuller for the third quarter of 2023 was $37.6 million compared to $46.5 million for the third quarter of 2022. The diluted earnings per share for the third quarter of 2023 was $0.67 per share as compared to $0.84 per share for the third quarter of 2022.

The net income attributable to H.B. Fuller for the first nine months of 2023 was $99.9 million compared to $132.0 million for the first nine months of 2022. The diluted earnings per share for the first nine months of 2023 was $1.79 per share as compared to $2.39 per share for the first nine months of 2022.

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

Corporate Unallocated amounts include business acquisition and integration costs, organizational restructuring charges and project costs associated with implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE.

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	September 2, 2023		August 27, 2022		September 2, 2023		August 27, 2022
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$402.4	45%	$425.0	45%	$1,190.4	46%	$1,252.4	45%
Engineering Adhesives	365.8	40%	378.2	40%	1,063.0	40%	1,137.6	41%
Construction Adhesives	132.4	15%	138.0	15%	354.7	14%	401.0	14%
Segment total	$900.6	100%	$941.2	100%	$2,608.1	100%	$2,791.0	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$900.6	100%	$941.2	100%	$2,608.1	100%	$2,791.0	100%

Segment Operating Income (Loss):

	Three Months Ended				Nine Months Ended
	September 2, 2023		August 27, 2022		September 2, 2023		August 27, 2022
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$52.7	58%	$47.5	54%	$149.5	62%	$122.9	53%
Engineering Adhesives	52.9	58%	39.8	45%	129.8	54%	115.3	50%
Construction Adhesives	5.9	6%	6.4	7%	2.2	(0)%	22.0	9%
Segment total	$111.5	122%	$93.7	106%	$281.5	116%	$260.2	112%
Corporate Unallocated	(20.2)	(22)%	(5.7)	(6)%	(39.8)	(16)%	(27.7)	(12)%
Total	$91.3	100%	$88.0	100%	$241.7	100%	$232.5	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$402.4	$425.0	(5.3)%	$1,190.4	$1,252.4	(5.0)%
Segment operating income	$52.7	$47.5	10.9%	$149.5	$122.9	21.6%
Segment operating margin	13.1%	11.2%		12.6%	9.8%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	September 2, 2023 vs. August 27, 2022	September 2, 2023 vs. August 27, 2022
Organic growth	(10.5)%	(4.2)%
M&A	7.6%	3.6%
Currency	(2.4)%	(4.4)%
Total	(5.3)%	(5.0)%

Net revenue decreased 5.3 percent in the third quarter of 2023 compared to the third quarter of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by a slight increase in product pricing. The 7.6 percent increase in net revenue from M&A was due to the acquisitions of Lemtapes in the first quarter of 2023, Beardow Adams in the second quarter of 2023 and Adhezion in the third quarter of 2023. The negative currency effect was due to a weaker Egyptian pound, Chinese renminbi and Turkish lira offset by a stronger Euro and Mexican peso compared to the U.S. dollar. As a percentage of net revenue, gross margin increased due to lower raw material costs partially offset by the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to the impact of acquisitions and lower net revenue.  Segment operating income increased 10.9 percent and segment operating margin as a percentage of net revenue increased 190 basis points compared to the third quarter of 2022.

Net revenue decreased 5.0 percent in the first nine months of 2023 compared to the first nine months of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 3.6 percent increase in net revenue from M&A was due to the acquisitions of Lemtapes during the first quarter of 2023, Beardow Adams in the second quarter of 2023 and Adhezion in the third quarter of 2023. The negative currency effect was due to a weaker Egyptian pound, Argentinian peso, Turkish lira and Chinese renminbi offset by a stronger Mexican peso compared to the U.S. dollar. As a percentage of net revenue, gross margin increased due to lower raw material costs and higher product pricing partially offset by the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to the impact of acquisitions and lower net revenue. Segment operating income increased 21.6 percent and segment operating margin as a percentage of net revenue increased 280 basis points compared to the first nine months of 2022.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$365.8	$378.2	(3.3)%	$1,063.0	$1,137.6	(6.6)%
Segment operating income	$52.9	$39.8	32.9%	$129.8	$115.3	12.6%
Segment operating margin	14.5%	10.5%		12.2%	10.1%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	September 2, 2023 vs. August 27, 2022	September 2, 2023 vs. August 27, 2022
Organic growth	(3.3)%	(5.3)%
M&A	1.4%	1.5%
Currency	(1.4)%	(2.8)%
Total	(3.3)%	(6.6)%

Net revenue decreased 3.3 percent in the third quarter of 2023 compared to the third quarter of 2022. The decrease in organic growth was attributable to a decrease in sales volume and product pricing. The 1.4 percent increase in net revenue from M&A was due to the acquisitions of ZKLT in the third quarter of 2022 and Aspen in the first quarter of 2023. The negative currency effect was due to a weaker Chinese renminbi and Turkish lira offset by a stronger Euro compared to the U.S. dollar.  Gross margin as a percentage of net revenue increased due to lower raw material costs partially offset by the impact of lower sales volume. SG&A expenses as a percentage of net revenue decreased due to lower compensation costs. Segment operating income increased 32.9 percent and segment operating margin increased 400 basis points compared to the third quarter of 2022.

Net revenue decreased 6.6 percent in the first nine months of 2023 compared to the first nine months of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 1.5 percent increase in net revenue from M&A was due to the acquisitions of ZKLT in the third quarter of 2022 and Aspen in the first quarter of 2023. The negative currency effect was due to a weaker Chinese renminbi and Turkish lira offset by a stronger Mexican peso compared to the U.S. dollar. Gross margin as a percentage of net revenue increased due to lower raw material costs and higher product pricing partially offset by the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to lower net revenue. Segment operating income increased 12.6 percent and segment operating margin increased 210 basis points compared to the first nine months of 2022.

Construction Adhesives

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$132.4	$138.0	(4.1)%	$354.7	$401.0	(11.6)%
Segment operating income (loss)	$5.9	$6.4	(7.8)%	$2.2	$22.0	(90.0)%
Segment operating margin	4.5%	4.6%		0.6%	5.5%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	September 2, 2023 vs. August 27, 2022	September 2, 2023 vs. August 27, 2022
Organic growth	(9.4)%	(16.0)%
M&A	5.4%	5.1%
Currency	(0.1)%	(0.7)%
Total	(4.1)%	(11.6)%

Net revenue decreased 4.1 percent in the third quarter of 2023 compared to the third quarter of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 5.4 percent increase in net revenue from M&A was due to the acquisition of GSSI in the fourth quarter of 2022 and XChem in the third quarter of  2023. Gross margin as a percentage of net revenue increased primarily due to lower raw material costs partially offset by lower sales volume. SG&A expenses as a percentage of net revenue increased due to the impact of acquisitions and lower net revenue. Segment operating income decreased 7.8 percent and segment operating margin decreased 10 basis points compared to the third quarter of 2022.

Net revenue decreased 11.6 percent in the first nine months of 2023 compared to the first nine months of 2022. The decrease in organic growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 5.1 percent increase in net revenue from M&A was due to the acquisitions of GSSI in the fourth quarter of 2022 and XChem in the third quarter of 2023. The negative currency effect was due to a weaker Australian dollar compared to the U.S. dollar. Gross margin as a percentage of net revenue decreased primarily due to the impact of lower sales volume partially offset by higher product pricing and lower raw material costs. SG&A expenses as a percentage of net revenue increased due to the impact of acquisitions and lower net revenue. Segment operating income decreased 90.0 percent and segment operating margin decreased 490 basis points compared to the first nine months of 2022.

Corporate Unallocated

	Three Months Ended			Nine Months Ended
	September 2,	August 27,	2023 vs	September 2,	August 27,	2023 vs
($ in millions)	2023	2022	2022	2023	2022	2022
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Segment operating loss	$(20.2)	$(5.7)	254.4%	$(39.8)	$(27.7)	43.7%
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, and costs related to the implementation of Project ONE.

Segment operating loss in the third quarter of 2023 increased 254.4 percent compared to the third quarter of 2022 and increased 43.7 percent compared to the first nine months of 2022 due to higher restructuring and acquisition project costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of September 2, 2023 were $94.9 million compared to $79.9 million as of December 3, 2022 and $60.7 million as of August 27, 2022. The majority of the $94.9 million in cash and cash equivalents as of September 2, 2023 was held outside the United States. Total long and short-term debt was $1,885.0 million as of September 2, 2023, $1,765.1 million as of December 3, 2022 and $1,918.2 million as of August 27, 2022. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 52.2 percent as of September 2, 2023 as compared to 52.3 percent as of December 3, 2022 and 54.9 percent as of August 27, 2022.

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

Our credit agreements include restrictive covenants beginning for the quarter ending June 3, 2023 that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. Those covenants are as follows:

Covenant	Debt Instrument	Measurement	Result as of September 2, 2023
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.75[2]	2.3
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	4.5

[1] TTM = Trailing 12 months
[2] The Maximum Secured Leverage Ratio prior to June 1, 2024, shall be 4.75 to 1.00 and will step down to 4.50 to 1.0 with respect to quarters ending after June 1, 2024

EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, (iv) certain non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, (vii) any non-cash charge for the excess of rent expense over actual cash rent paid due to the use of straight-line rent, non-cash charge pursuant to any management equity plan, stock option plan or any other management or employee benefit, (viii) any non-cash finance charges in respect of any pension liabilities or other provisions and income (loss) attributable to deferred compensation plans, (ix) any non-recurring or unusual cash restructuring charges and operating improvements, (x) cost savings initiative and cost synergies related to acquisitions within 12 months, (xi) non-capitalized charges relating to the Company’s SAP implementation, (xii) fees, costs, expenses and charges incurred in connection with the financing, (xiii) fees, costs, expenses, make-whole or penalty payments and other similar items arising out of acquisitions, investments and dispositions, the incurrence, issuance, repayment or refinancing of indebtedness and any issuance of equity interests; minus, non-recurring or unusual non-cash gains incurred not in the ordinary course of business. Provided that the aggregate amounts that may be added back for any period pursuant to clauses (ix), (x) and (xi) shall not exceed 15% of EBITDA for such period (calculated prior to giving effect to all addbacks and adjustments). For Secured Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures, both as defined in the Second Amended and Restated Credit Agreement, as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Second Amended and Restated Credit Agreement, the Company filed as an exhibit to its 8-K filing dated February 21, 2023.

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

	September 2,	August 27,
	2023	2022
Net working capital as a percentage of annualized net revenue[1]	18.1%	18.8%
Accounts receivable DSO (in days)[2]	58	63
Inventory days on hand (in days)[3]	70	75
Free (negative) cash flow after dividends[4]	$74.7	$(78.8)
Total debt to total capital ratio[5]	52.2%	54.9%

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

Reconciliation of "Net cash provided by operating activities" to free (negative) cash flow after dividends

	Nine Months Ended
($ in millions)	September 2, 2023	August 27, 2022
Net cash provided by operating activities	$216.7	$48.7
Less: Purchased property, plant and equipment	109.5	98.4
Less: Dividends paid	32.3	29.1
Free (negative) cash flow after dividends	$74.7	$(78.8)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	September 2,	August 27,
($ in millions)	2023	2022
Net cash provided by (used in) operating activities	$216.7	$48.7

Net income including non-controlling interest was $100.0 million in the first nine months of 2023 compared to $132.1 million in the first nine months of 2022. Depreciation and amortization expense totaled $119.2 million in the first nine months of 2023 compared to $109.4 million in the first nine months of 2022. Deferred income taxes was a use of cash of $30.1 million in 2023 compared to $5.0 million in the first nine months of 2022. Accrued compensation was a use of cash of $33.8 million in 2023 compared to $17.3 million last year. Other assets was a use of cash of $30.9 million in the first nine months of 2023 compared to $40.3 million in the first nine months of 2022. Other liabilities was a source of cash of $12.4 million in the first nine months of 2023 compared to a use of cash of $35.9 million in the first nine months of 2022.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $43.3 million compared to a use of cash of $146.6 million last year. The table below provides the cash flow impact due to changes in the components of net working capital:

	Nine Months Ended
	September 2,	August 27,
($ in millions)	2023	2022
Trade receivables, net	$79.5	$(51.6)
Inventory	38.2	(112.4)
Trade payables	(74.4)	17.4
Total cash flow impact	$43.3	$(146.6)

●

Trade receivables, net – Trade receivables, net was a source of cash of $79.5 million and a use of cash of $51.6 million in the first nine months of 2023 and 2022, respectively. The source of cash in 2023 compared to the use of cash in 2022 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 58 days at September 2, 2023 and 63 days at August 27, 2022.

●

Inventory – Inventory was a source of cash of $38.2 million and use of cash of $112.4 million in the first nine months of 2023 and 2022, respectively. The source of cash in 2023 compared to the use of cash in 2022 is due to lower inventory purchases at lower prices in 2023 compared to 2022. Inventory days on hand were 70 days as of September 2, 2023 and 75 days as of August 27, 2022.

●

Trade payables – Trade payables was a use of cash of $74.4 million and a source of cash of $17.4 million in the first nine months of 2023 and 2022, respectively. The use of cash in 2023 compared to the source of cash in 2022 reflects higher payments on trade payables in the current year compared to the prior year.

Cash Flows from Investing Activities:

	Nine Months Ended
	September 2,	August 27,
($ in millions)	2023	2022
Net cash used in investing activities	$(299.5)	$(336.0)

Purchases of property, plant and equipment were $109.5 million during the first nine months of 2023 compared to $98.4 million for the same period of 2022.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first nine months of 2023 and 2022, we paid cash, net of cash acquired of $194.2 million and $242.9 million, respectively.

Cash Flows from Financing Activities:

	Nine Months Ended
	September 2,	August 27,
($ in millions)	2023	2022
Net cash provided by financing activities	$96.3	$301.7

In the first nine months of 2023, we refinanced our debt and as a result of that and borrowings we have proceeds from the issuance of long-term debt of $1,333.0 million and repayment of long-term debt of $1,184.9 million. These borrowings are to finance acquisitions and for general working capital purposes. Borrowings on our long-term debt were $335.0 and payments on our revolving credit facility were $15.0 million in the first nine months of 2022. Payment of debt issue costs were $10.2 million and $0.6 million in the first nine months of 2023 and 2022, respectively. Net payments of notes payable were $18.0 million in the first nine months of 2023 and net proceeds of notes payable were $6.7 million in the same period of 2022. Cash dividends paid were $32.3 million in the first nine months of 2023 compared to $29.1 million in the same period of 2022. Repurchases of common stock were $2.6 million in the first nine months of 2023 compared to $3.9 million in the same period of 2022.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 2, 2023. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of September 2, 2023, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter ended September 2, 2023 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased[1]	per Share	(millions)

June 4, 2023 - July 8, 2023	77	$71.51	$300,000

July 9, 2023 - August 5, 2023	48	$73.88	$300,000

August 6, 2023 - September 2, 2023	-	$-	$300,000

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

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

10.1	Amendment No. 1, dated as of August 16, 2023, to the Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto.
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended September 2, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 28, 2023	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Amendment No. 1, dated as of August 16, 2023, to the Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto.
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended September 2, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).