Form 10-K
period 2023-12-02
FULLER H B CO
filed 2024-01-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 2, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 3, 2023 was approximately $3,600,724,541 (based on the closing price of such stock as quoted on the New York Stock Exchange of $67.10 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,207,966 as of January 17, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2024.

H.B. FULLER COMPANY

2023 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller,” “we," “us,” “our,” “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2023, 2022 and 2021 herein, the reference is to our fiscal years ended December 2, 2023, December 3, 2022, and November 27, 2021, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 35 countries in North America, Europe, Latin America, Asia Pacific, India, the Middle East and Africa. Industrial adhesives represent our core product offering, which help improve the performance of our customers’ products or improve their manufacturing processes. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, medical products, windows, doors, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automobiles, recreational vehicles, buses, trucks and trailers, marine products, solar energy systems, electronics and products for the aerospace and defense industries. In addition, we have established a variety of product offerings for residential, commercial and industrial construction markets, including sealing and waterproofing solutions for airports, roads, highways, bridges and utilities; pressure-sensitive adhesives, tapes and sealants for the commercial roofing industry; and level-setting products, ready-to-use grouts, mortars, and pressure sensitive adhesives that enable contractors and do-it-yourself consumers to quickly install flooring and tiling applications more reliably and efficiently. We also provide our customers with technical support and unique solutions designed to address their specific needs.

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in Item 7 of this Annual Report for a description of our segment operating results.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. As of December 2, 2023, we had sales offices and manufacturing plants in 25 countries outside the United States and satellite sales offices in another 9 countries.

We have a Code of Business Conduct and detailed Core Policies that we apply across all of our operations around the world. These policies represent a set of common values that apply to all employees and all of our business dealings. We have adopted policies and processes, and conduct employee training, intended to ensure compliance with various economic sanctions and export controls, including the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We do not conduct any business in the following countries that are subject to U.S. economic sanctions: Cuba, Iran, North Korea, Syria and the Crimea region of the Ukraine.

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

Human Capital Resources and Management

Employees and Labor Relations

As of December 2, 2023, we have approximately 7,200 employees in 45 countries, including approximately 2,600 employees based in the U.S. Approximately 450 U.S. employees are subject to collective bargaining agreements with various unions. Approximately 750 employees in foreign countries are subject to collective bargaining agreements. Overall, we consider our employee relations to be good.

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

Quality, affordable health care is the foundation of the comprehensive benefits package we offer our employees. It is one of the tools we use to recruit and retain, and it is seen as the preferred benefit by most employees. Employees in the United States earning below $54,000 each year have 100% of their individual medical premiums covered by the Company in the form of a medical premium reimbursement.

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

The majority of our raw materials are petroleum/natural gas-based derivatives, therefore the cost of crude oil and natural gas can impact the cost of our raw materials. Under normal conditions, raw materials are available on the open market. Prices and availability are subject to supply and demand market mechanisms. Raw material costs, including costs for unique or specialty chemicals used in the manufacturing of our products, are primarily determined by the balance of supply against the aggregate demand from the adhesives industry and other industries that use the same raw material streams.

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

Regulatory Compliance

We comply with applicable federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency (the “EPA”) and the European Union’s ("EU") Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation. This includes regular review of and upgrades to environmental, health and safety policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding. Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $21.4 million, including approximately $0.9 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reduction of greenhouse gas emissions, such as the EU's Corporate Sustainability Reporting Directive ("CSRD"), California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and similar regulations under consideration by the Securities and Exchange Commission ("SEC"). These laws may directly impact the Company, however we have not determined the extent of potential disclosures or other reporting requirements. We continue to monitor the development and implementation of such legislation and regulations. We also continue to regularly report our sustainability efforts and metrics under the Global Reporting Initiative (“GRI”) framework and report our goals and progress in our annual Sustainability Report.

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

We are also subject to and comply with increasingly complex privacy and data protection laws and regulations in the United States and other jurisdictions. This includes the EU’s General Data Protection Regulation (“GDPR”), which enforces rules relating to the protection of processing and movement of personal data. The interpretation and enforcement of such regulations are continuously evolving and there may be uncertainty with respect to how to comply with them. Noncompliance with GDPR and other data protection laws could result in damage to our reputation and payment of monetary penalties.

Seasonality

Our operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, mainly due to international holidays and the seasonal decline in construction and consumer spending activities.

Information About Our Executive Officers

The following table shows the name, age and business experience for the past five years of the executive officers as of January 16, 2024. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name	Age	Positions	Period Served

Celeste B. Mastin	55

President and Chief Executive Officer

Executive Vice President and Chief Operating Officer

Chief Executive Officer, PetroChoice Lubrication Solutions (leading lubricant distributor, providing solutions across the industrial, commercial and passenger vehicle customer segments)

			December 2022 - Present March - December 2022 2018 - 2022

Zhiwei Cai	61	Executive Vice President, Engineering Adhesives	August 2019 - Present
		Senior Vice President, Engineering Adhesives	February 2016 - August 2019

Heather A. Campe	50	Senior Vice President, International Growth	December 2021 - Present
		Senior Vice President, Global Hygiene, Health and Consumable Adhesives	August 2019 - November 2021
		Senior Vice President, Americas Adhesives	October 2016 - August 2019

John J. Corkrean	58	Executive Vice President and Chief Financial Officer	May 2016 - Present

James J. East	59	Executive Vice President, Hygiene, Health and Consumable Adhesives	December 2022 - Present
		Senior Vice President, Hygiene, Health and Consumable Adhesives	October 2021 - December 2022
		Vice President, Engineering Adhesives Americas and Global Director Automotive	April 2018 - October 2021

Traci L. Jensen	57	Executive Vice President and Chief Administrative Officer	December 2022 - Present
		Vice President, Global Business Process Improvement	December 2019 - December 2022
		Senior Vice President, Global Construction Products	July 2016 - December 2019

M. Shahbaz Malik	56	Senior Vice President, Construction Adhesives	December 2019 - Present
		Vice President and Business Leader, North America Distribution, Masonite International Corporation (global residential doors business)	2018 - 2019

Gregory O. Ogunsanya	49	Senior Vice President, General Counsel and Corporate Secretary	October 2023 - Present
		Vice President, Assistant General Counsel, Securities and Governance, Stanley Black & Decker Inc.	June 2022 - September 2023
		Vice President Legal, Stanley Industrial, a division of Stanley Black & Decker, Inc. (the world’s largest tool company)	October 2020 - June 2022
		Vice President and Deputy General Counsel, Safety and Productivity Solutions, Honeywell International, Inc.	November 2019 - October 2020
		Vice President and General Counsel, Industrial Safety, Honeywell International, Inc. (advanced technology company that manufactures aerospace and automotive products; residential, commercial, and industrial control systems; specialty chemicals and plastics; and engineered materials)	October 2018 - November 2019

Nathaniel D. Weaver	48	Senior Vice President, Human Resources	December 2022 - Present
		Vice President, Human Resources	March 2020 - December 2022
		Director, Human Resources	2017 - March 2020

The Board of Directors elects the executive officers annually.

Available Information

For more information about us, visit our website at: www.hbfuller.com.

We file annual, quarterly and current reports, proxy statements and other information with the SEC via EDGAR. Our SEC filings are available free of charge to the public on the SEC website at www.sec.gov and on our website as soon as reasonably practicable after they have been filed with or furnished to the SEC.

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

In 2023, raw material costs made up approximately 75 percent of our cost of sales. Based on 2023 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $13.3 million or $0.24 per diluted share.  Accordingly, changes in the cost of raw materials, due to scarcity, supplier disruptions, inflation and for other reasons, can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins.

We are at risk of cyber-attacks or other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to internal networks, cloud deployed enterprise and customer-facing environments and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We, and our third-party software and service providers, have experienced and will continue to experience security threats and attacks from a variety of sources.

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

We are subject to increasingly complex and evolving laws, regulations and customer-imposed controls, that govern privacy and cybersecurity.  These laws and regulations have been adopted by multiple agencies at the federal and state level, as well as in foreign jurisdictions, and the regimes have not been harmonized.  Our failure to comply with these regulatory regimes may result in significant liabilities or penalties.

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

Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease and other adverse public health developments.

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel, labor shortages and increased turnover, temporary closures of our facilities or facilities of our business partners, customers, suppliers, third-party service providers or other vendors, and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, restrictions on or disruptions of transportation, port closures or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition and results of operations or cash flows. Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development, may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, such as the effect that COVID-19 has had on world economies and financial markets, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The extent to which major public health issues impact our business and our financial results in the future will depend on future developments, which are highly uncertain and cannot be predicted. As a result, it is not possible to predict the overall future impact of major public health issues on our business, liquidity, capital resources and financial results.

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

Failure to develop and/or acquire new products and protect our intellectual property could negatively impact our future performance and growth.

Ongoing innovation and product development are important factors in our competitiveness, as is acquisition of new technologies. Failure to create and/or acquire new products and generate new ideas could negatively impact our ability to grow and deliver strong financial results. We may face difficulties marketing products produced using new technologies including, but not limited to, sustainable adhesives, which may adversely impact our sales and financial results.  Failure of the products to work as predicted could lead to liability and damage to our reputation.

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

We rely on information technology to record and process transactions, manage our business and maintain the financial accuracy of our records. Our computer systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, catastrophic events and human error. Interruptions of our computer systems could disrupt our business, for example by leading to plant downtime and/or power outages and could result in the loss of business and cause us to incur additional expense.

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system, including upgrading to SAP S/4HANA® which is anticipated to occur at the beginning of fiscal 2025, that we refer to as Project ONE, which will upgrade and standardize our information system. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2023, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia and various other businesses in North America and Europe, India, Middle East and Africa (EIMEA). During 2024 and beyond, we will continue implementation in North America; Europe, India, the Middle East and Africa ("EIMEA"); Brazil and Asia Pacific.

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

As part of our growth strategy, we have made, and will likely continue to make, acquisitions of complementary businesses or products. The ability to grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions. If we fail to successfully integrate acquisitions into our existing business, our results of operations and our cash flows could be adversely affected. Our acquisition strategy also involves other risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions, and difficulties implementing and maintaining consistent standards, controls, procedures, policies and systems. Future acquisitions could result in additional debt and other liabilities, and increased interest expense, restructuring charges and amortization expense related to intangible assets.

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

Macroeconomic Risks

Uncertainties in foreign economic, political, regulatory and social conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 56 percent, or $2.0 billion, of our net revenue was generated outside the United States in 2023. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings and cash, currency controls implemented by foreign governments, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

Fluctuations and volatility in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2023, the change in foreign currencies negatively impacted our net revenue by approximately $88.5 million. In 2023, we spent approximately $1.9 billion for raw materials worldwide of which approximately $1.0 billion was purchased outside the United States. Based on 2023 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $9.4 million or $0.17 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

Distressed financial markets may result in dramatic deflation of financial asset valuations and high interest rates may disrupt the availability of capital.

Adverse equity market conditions and volatility in the credit markets could have a negative impact on the value of our pension trust assets, our future estimated pension liabilities and other postretirement benefit plans. In addition, we could be required to provide increased pension plan funding. As a result, our financial results could be negatively impacted.

In a rising interest rate environment, more costly debt and reduced access to capital markets may affect our ability to invest in strategic growth initiatives such as acquisitions. In addition, the reduced credit availability could limit our customers’ ability to invest in their businesses, refinance maturing debt obligations, or meet their ongoing working capital needs. If these customers do not have sufficient access to the financial markets, demand for our products may decline.

The military conflicts between Russia and Ukraine and Israel and Hamas, and the global response to these events, could adversely impact our revenues, gross margins and financial results.

The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine. Increases in energy demand and supply disruptions caused by the Russia and Ukraine conflict have resulted in significantly higher energy prices, particularly in Europe. Further, in October 2023, a military conflict commenced between Israel and Hamas. It is not possible to predict the broader or longer-term consequences of these conflicts, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks.  While the countries involved in these conflicts do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflicts' current scope could have a material adverse effect on our results of operations.

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

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may increase operational costs. The impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Concern over climate change continues to result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment, such as the EU's CSRD, California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and similar regulations under consideration by the SEC. We are experiencing increased compliance burdens and costs to meet the regulatory obligations and these regulatory obligations may adversely affect raw material sourcing, manufacturing operations and the distribution of our products.

Our business exposes us to potential product liability, warranty, and tort claims, and recalls, which may negatively impact our operations, financial results, and reputation.

The development, manufacture and sale of adhesives, sealants, and other specialty chemical products by us, including products produced for the medical device, automotive, food and beverage, aerospace and defense, construction, and hygiene products end markets, involves a risk of exposure to product liability, warranty, and tort claims, product recalls, product seizures and related adverse publicity. A product liability, warranty, or tort claim or judgment against us could also result in substantial and unexpected expenditures, affect customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the level of coverage is adequate, that coverage will apply, or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. We also have contracting policies and controls in place to limit our exposure to third party claims, though we might not always be able to limit our exposure to those claims.

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

The Organization for Economic Co-operation and Development ("OECD"), an international association of 38 countries including the United States, finalized and adopted numerous changes to long-standing tax principles. Certain of these changes become effective for the Company in 2025 and will likely increase tax uncertainty and may adversely affect our provision for income taxes.

Additional income tax expense or exposure to additional income tax liabilities could have a negative impact on our financial results.

We are subject to income tax laws and regulations in the United States and various foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities and changes in tax laws and regulations. In the ordinary course of our business, we are also subject to continuous examinations of our income tax returns by tax authorities. Although we believe our tax estimates are reasonable, the final results of any tax examination or related litigation could be materially different from our related historical income tax provisions and accruals. Adverse developments in an audit, examination or litigation related to previously filed tax returns, or in the relevant jurisdiction’s tax laws, regulations, administrative practices, principles and interpretations could have a material effect on our results of operations and cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. The decision to repatriate foreign earnings could result in higher withholding taxes.

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

Our current indebtedness contains various covenants that limit our ability to engage in specified types of transactions. Our overall leverage and the terms of our financing arrangements could:

●

limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward;

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

●	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition; and
●

expose us to interest rate risk since a portion of our debt obligations are at variable rates. This could negatively impact our earnings, cash flows and our ability to grow. For example, a one percentage point increase in the average interest rate on our floating rate debt at December 2, 2023 would increase future interest expense by approximately $5.3 million per year.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned. Manufacturing operations are carried out at 36 plants located throughout the United States and at 45 plants located in 25 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of December 2, 2023 (each of the listed properties are owned by us, unless otherwise specified):

Segment			Segment
Hygiene, Health and Consumable Adhesives			Engineering Adhesives
Argentina	Buenos Aires[2]		France	Surbourg
Australia	Dandenong South		Germany	Wunstorf
Australia	Sydney[1]		Germany	Nienburg
Brazil	Sorocaba[2]		Germany	Langelsheim[1]
Brazil	Curitiba[1]		Germany	Pirmasens
Brazil	Guarulhos		Italy	Pianezze
Chile	Santiago		People's Republic of China	Beijing
Colombia	Rionegro		People's Republic of China	Chongqing[1]
Egypt	6th of October City - 3rd Industrial Zone[2]		People's Republic of China	Nanjing - ShanXu Road
Egypt	6th of October City - CPC Industrial Park		People's Republic of China	Nanjing - Xinjinhu Road[1]
Finland	Valkeakoski[1]		People's Republic of China	Suzhou
France	Blois	`	People's Republic of China	Yantai
Germany	Luneburg		Portugal	Mindelo
Germany	Frankfurt - Kilianstädter[1]		United Kingdom	Preston[1]
Germany	Frankfurt - Vibeler[1]		United States	California - Irvine[1]
Greece	Lamia		United States	California - Wilmington[1]
India	Pune		United States	Connecticut - Enfield[1]
Indonesia	Mojokerto		United States	Georgia - Norcross[1]
Kenya	Nairobi[1]		United States	Georgia - Ball Ground[1]
Malaysia	Selangor		United States	Illinois - Frankfort - Corsair
New Zealand	Auckland[1]		United States	Illinois - Frankfort - West Drive
People's Republic of China	Guangzhou		United States	Indiana - South Bend
Philippines	Manila		United States	Massachusetts - Peabody[1]
Sweden	Landskrona		United States	Michigan - Grand Rapids
United Kingdom	Dukinfield		United States	Minnesota - Fridley
United Kingdom	Milton Keynes[1]		United States	Minnesota - Maple Grove[1]
United States	Georgia - Covington		United States	New Hampshire - Raymond[1]
United States	California - Roseville		United States	Ohio - Bellevue[1]
United States	Georgia - Tucker
United States	Illinois - Seneca		Construction Adhesives
United States	Kentucky - Paducah		Belgium	Antwerp
United States	Ohio - Blue Ash		Canada	Ontario - Toronto[1]
United States	Minnesota - Vadnais Heights		Mexico	Coahuila[1]
United States	New York - Syracuse[1]		United Arab Emirates	Ras Al-Khaimah[1]
United States	North Carolina - Charlotte		United Kingdom	Kirby in Ashfield
United States	North Carolina - Hudson		United Kingdom	Mansfield[1]
United States	South Carolina - Simpsonville		United Kingdom	Staffordshire
United States	Texas - Mesquite		United Kingdom	Tibshelf[1]
United States	Washington - Vancouver		United States	California - La Mirada
			United States	Florida - Gainesville
			United States	Georgia - Dalton
			United States	Illinois - Aurora
			United States	Michigan - Michigan Center
			United States	New Jersey - Edison
			United States	Ohio - Chagrin Falls
			United States	Texas - Houston
			United States	Texas - Mansfield

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

For additional information regarding environmental matters and other legal proceedings, see Note 14 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchangeunder the symbol FUL. As of January 17, 2024, there were 1,268 common shareholders of record for our common stock.

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the fourth quarter of 2023 is as follows:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
	Total		Purchased as	may yet be
	Number of	Average	Part of a Publicly	Purchased Under the
	Shares	Price Paid	Announced Plan	Plan or Program
Period	Purchased[1]	per Share	or Program	(thousands)

September 3, 2023 - October 7, 2023	16	$68.61	-	$300,000

October 8, 2023 - November 4, 2023	70	$65.93	-	$300,000

November 5, 2023 - December 2,2023	8	$75.41	-	$300,000

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

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on December 1, 2018, and also assumes the reinvestment of all dividends.

Item 6. Selected Financial Data

Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives.

The Hygiene, Health and Consumable Adhesives operating segment manufactures and supplies adhesives products in the assembly, packaging, converting, nonwoven and hygiene, health and beauty, flexible packaging, graphic arts and envelope markets. The Engineering Adhesives operating segment provides high-performance adhesives to the transportation, electronics, clean energy, aerospace and defense, performance wood, insulating glass, textile, appliance and heavy machinery markets. The Construction Adhesives operating segment manufactures and provides specialty adhesives, sealants, tapes, mortars, grouts, and application devices for commercial building roofing systems, heavy infrastructure projects, road/highway/airport transportation applications, telecom/5G utilities, industrial LNG plants, building envelope applications, HVAC insulation systems, and for both residential and commercial flooring underlayment solutions.

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

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. The fluctuations of the Euro, Chinese renminbi, British pound sterling, Egyptian pound, Turkish lira, Brazilian real, Canadian dollar, Australian dollar and Mexican peso against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2023, currency fluctuations had a negative impact on net revenue of approximately $88.5 million as compared to 2022.

Key financial results andtransactions for 2023 included the following:

●

Net revenue decreased 6.4 percent from 2022 primarily driven by an 8.4 percent decrease in sales volume and a 2.4 percent decrease due to currency fluctuations, partially offset by a 3.3 percent increase due to acquisitions and 2.9 percent increase in product pricing. Additionally, in 2022, we had a 53-week year compared to a 52-week year in 2023, and 2023 revenue was lower by 1.8 percent due to the extra week in 2022.

●

Gross profit margin increased to 28.7 percent in 2023 from 25.7 percent in 2022, due to an increase in product pricing and lower raw material costs partially offset by the impact of lower sales volume.

●	Cash flow generated by operating activities was $378.4 million in 2023 as compared to $256.5 million in 2022.

Our total year organic revenue growth, which we define as the combined variances from sales volume and product pricing, decreased 5.5 percent for 2023 compared to 2022 due to a decrease in sales volume, partially offset by an increase in product pricing.

In 2023, our diluted earnings per share was $2.59 compared to $3.26 in 2022. The lower earnings per share in 2023 compared to 2022 was primarily due to lower net revenue, higher operating costs, interest expense and income tax expense, partially offset by lower raw material costs.

Information pertaining to fiscal year 2021 was included in the Company’s Annual Report on Form 10-K for the year ended December 3, 2022, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on January 24, 2023.

Project ONE

In December 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the company including customer orders, procurement, manufacturing and financial reporting. The project envisions harmonized business processes for all of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2023, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia, and various other businesses in North America and EIMEA. During 2024 and beyond, we will continue implementation in North America, EIMEA, Brazil and Asia Pacific.

Total expenditures for Project ONE are estimated to be $240 to $260 million, of which 60-65% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $200 million, of which approximately $120 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plans

During the second and third quarters of 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $39.1 million to $44.1 million ($30.4 million to $34.4 million after-tax), which include (i) cash expenditures of approximately $28.4 million to $29.6 million ($22.0 million to $23.0 million after-tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $27.0 million under the Plans as of December 2, 2023. The Plans began to be implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

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

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate forecasted revenue and related revenue growth rate, the earnings before interest, taxes, depreciation and amortization ("EBITDA") margins rate and the weighted average cost of capital. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our 2023 impairment test, included a 26 percent control premium.

For the 2023 impairment test, the fair value of the reporting units exceeded the respective carrying values by 8 percent to 140 percent. Significant assumptions used in the DCF analysis included discount rates that ranged from 10.1 percent to 12.3 percent and long-term revenue growth rates. The Construction Adhesives reporting unit, with $432.8 million of goodwill assigned to it as of December 2, 2023, exceeded the respective carrying value by 8 percent. An increase in the discount rate of 10 basis points or a decrease in the long-term growth rates of 10 percent would result in the fair value of the Construction Adhesives reporting unit falling below its carrying value. The Engineering Adhesives and Hygiene, Health and Consumable Adhesives reporting units had significant fair value in excess of carrying value.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.66 percent at December 2, 2023, 5.36 percent at December 3, 2022 and 2.76 percent at November 27, 2021. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at December 2, 2023 would impact U.S. pension and other postretirement plan (income) expense by $0.1 million (pre-tax) in fiscal 2024. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2023, 7.00 percent in 2022 and 7.25 percent in 2021. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward looking observations. For 2023, the expected long-term rate of return on the target equities allocation was 8.50 percent and the expected long-term rate of return on the target fixed-income allocation was 5.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.3 million (pre-tax).

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

	Total		Fixed
U.S. Pension Plan Historical Actual Rates of Return	Portfolio	Equities	Income

10-year period	5.4%	6.9%	3.4%
20-year period	6.5%	7.1%	5.5	%*

* Beginning in 2022, our target allocation migrated from 60 percent equities and 40 percent fixed-income to 55 percent equities and 45 percent fixed income. The historical actual rate of return for the fixed income of 5.5 percent is since inception (17 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 5.02 percent in 2023 compared to 3.49 percent in 2022 and 6.15 percent in 2021. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 4.50 percent and the expected long-term rate of return on plan assets for Germany was 5.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

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

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. The valuation allowance to reduce deferred tax assets totaled $15.6 million as of December 2, 2023, and $14.4 million as of December 3, 2022.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $14.3 million as of December 2, 2023 and $17.6 million as of December 3, 2022.

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

Results of Operations

Net revenue

($ in millions)	2023	2022	2023 vs 2022
Net revenue	$3,510.9	$3,749.2	(6.4)%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions and divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for fiscal 2023 compared to fiscal 2022:

2023 vs 2022
Organic revenue growth	(5.5)%
Extra week in 2022 (53-week year)	(1.8)%
M&A	3.3%
Currency	(2.4)%
Net revenue growth	(6.4)%

Organic revenue decreased 5.5 percent in 2023 compared to 2022 and consisted of an 11.0 percent decrease in Construction Adhesives, a 5.1 percent decrease in Hygiene, Health and Consumable Adhesives and a 4.2 percent decrease in Engineering Adhesives. The decrease is driven by a decrease in sales volume, partially offset by an increase in product pricing. The 3.3 percent increase from M&A is due to acquisitions that occurred during the year. The negative 2.4 percent currency impact was primarily driven by a weaker Egyptian pound, Chinese renminbi, Turkish lira and Argentinian peso offset by a stronger Euro and Mexican peso compared to the U.S. dollar. Additionally, net revenue in 2023 was lower than 2022 by 1.8 percent from an additional week of revenue in 2022 as it was a 53-week fiscal year compared to a 52-week fiscal year in 2023.

Cost of sales

($ in millions)	2023	2022	2023 vs 2022
Cost of sales	$2,502.0	$2,785.5	(10.2)%
Percent of net revenue	71.3%	74.3%

Cost of sales in 2023 compared to 2022 decreased 300 basis points as a percentage of net revenue. Lower raw material costs and higher product pricing partially offset by the impact of lower sales volume led to the decrease.

Gross profit

($ in millions)	2023	2022	2023 vs 2022
Gross profit	$1,008.9	$963.7	4.7%
Percent of net revenue	28.7%	25.7%

Gross profit in 2023 increased 4.7 percent and gross profit margin increased 300 basis points compared to 2022. The increase in gross profit margin was primarily due to lower raw material costs and higher product pricing partially offset by the impact of lower sales volume.

Selling, general and administrative (SG&A) expenses

($ in millions)	2023	2022	2023 vs 2022
SG&A	$653.8	$641.0	2.0%
Percent of net revenue	18.6%	17.1%

SG&A expenses for 2023 increased $12.8 million, or 2.0 percent compared to 2022. The increase is due to higher restructuring and acquisition project costs and the impact of acquisitions. SG&A expenses as a percent of revenue increased by 150 basis points compared to the prior year due to lower net revenue and higher restructuring and acquisition project costs.

Other income, net

($ in millions)	2023	2022
Other income, net	$9.8	$12.9

Other income, net in 2023 included $20.3 million of net defined benefit pension benefits and $1.2 of other income, partially offset by $11.6 million of currency transaction losses and a $0.1 million loss on disposal of assets. Other income, net in 2022 included $26.8 million of net defined benefit pension benefits and a $1.4 million gain on disposal of assets, partially offset by $12.9 million of currency transaction losses and $2.4 of other expense. The $26.8 million of net defined benefit pension benefits for 2022 included a $3.3 million settlement loss related to the termination of our Canadian defined benefit pension plan.

Interest expense

($ in millions)	2023	2022
Interest expense	$134.6	$91.5

Interest expense was $134.6 million and $91.5 million in 2023 and 2022, respectively, and was higher primarily due to higher debt balances and higher interest rates. We capitalized $1.8 million and $1.5 million of interest expense in 2023 and 2022, respectively.

Interest income

($ in millions)	2023	2022
Interest income	$3.9	$7.8

Interest income in 2023 and 2022 was $3.9 million and $7.8 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income tax expense:

($ in millions)	2023	2022
Income tax expense	$93.5	$77.2
Effective tax rate	39.9%	30.6%

Income tax expense of $93.5 million in 2023 includes $26.1 million of discrete tax expense, primarily related to the impact of withholding tax recorded on earnings that are no longer permanently reinvested, as well as other various U.S. and foreign tax matters. Excluding the discrete tax expense of $26.1 million, the overall effective tax rate was 28.8 percent.

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

The increase in the overall effective tax rate for 2023 compared to 2022, excluding the impact of discrete items, is primarily due to the change in the mix of earnings across jurisdictions, as well as the impact of withholding tax recorded on current earnings that will not be permanently invested.

Income from equity method investments

($ in millions)	2023	2022
Income from equity method investments	$4.4	$5.7

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for 2023 compared to 2022 is due to the unfavorable impact of the weakening of the Japanese yen against the U.S. dollar and lower net income in our joint venture.

Net income attributable to H.B. Fuller

($ in millions)	2023	2022	2023 vs 2022
Net income attributable to H.B. Fuller	$144.9	$180.3	(19.6)%
Percent of net revenue	4.1%	4.8%

Net income attributable to H.B. Fuller was $144.9 million in 2023 compared to $180.3 million in 2022. Diluted earnings per share were $2.59 per share in 2023 and $3.26 per share in 2022.

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

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. The tables below provide certain information regarding the net revenue and segment operating income of each of our operating segments. Corporate Unallocated includes business acquisition and integration costs, organizational restructuring charges and project costs related to the implementation of Project ONE.

Net Revenue by Segment

	2023		2022
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$1,601.5	46%	$1,695.9	45%
Engineering Adhesives	1,428.7	41%	1,532.7	41%
Construction Adhesives	480.7	13%	520.6	14%
Total	$3,510.9	100%	$3,749.2	100%

Segment Operating Income (Loss)

	2023		2022
	Operating	% of	Operating	% of
($ in millions)	Income (Loss)	Total	Income (Loss)	Total
Hygiene, Health and Consumable Adhesives	$215.1	61%	$165.8	51%
Engineering Adhesives	187.3	53%	168.8	52%
Construction Adhesives	6.0	1%	23.0	8%
Segment total	408.4	115%	357.6	111%
Corporate Unallocated	(53.3)	(15)%	(34.9)	(11)%
Total	$355.1	100%	$322.7	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported in the Consolidated Statements of Income.

($ in millions)	2023	2022
Segment operating income	$355.1	$322.7
Other income, net	9.8	12.9
Interest expense	(134.6)	(91.5)
Interest income	3.9	7.8
Income before income taxes and income from equity method investments	$234.2	$251.9

Hygiene, Health and Consumable Adhesives

($ in millions)	2023	2022	2023 vs 2022
Net revenue	$1,601.5	$1,695.9	(5.6)%
Segment operating income	$215.1	$165.8	29.7%
Segment profit margin %	13.4%	9.8%

The following tables provide details of Hygiene, Health and Consumable Adhesives net revenue variances:

2023 vs 2022
Organic revenue growth	(5.1)%
Extra week in 2022 (53-week year)	(1.8)%
M&A	4.6%
Currency	(3.3)%
Net revenue growth	(5.6)%

Net revenue decreased 5.6 percent in 2023 compared to 2022. The decrease in organic revenue growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 4.6 percent increase in net revenue from M&A was due to acquisitions of Lemtapes in the first quarter of 2023, Beardow Adams in the second quarter of 2023 and Adhezion in the third quarter of 2023. The negative currency effect was due to a weaker Egyptian pound, Turkish lira, Argentinian peso and Chinese renminbi offset by a stronger Mexican peso and Euro compared to the U.S. dollar. Additionally, net revenue in 2023 was lower than 2022 by 1.8 percent from an additional week of revenue in 2022 as it was a 53-week fiscal year compared to a 52-week fiscal year in 2023. As a percentage of net revenue, gross margin increased due to lower raw material costs and higher product pricing partially offset by the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to the impact of acquisitions and lower net revenue. Segment operating income increased 29.7 percent and segment operating margin as a percentage of net revenue increased 360 basis points in 2023 as compared to 2022.

Engineering Adhesives

($ in millions)	2023	2022	2023 vs 2022
Net revenue	$1,428.7	$1,532.7	(6.8)%
Segment operating income	$187.3	$168.8	11.0%
Segment profit margin %	13.1%	11.0%

The following tables provide details of Engineering Adhesives net revenue variances:

2023 vs 2022
Organic revenue growth	(4.2)%
Extra week in 2022 (53-week year)	(1.8)%
M&A	1.2%
Currency	(2.0)%
Net revenue growth	(6.8)%

Net revenue decreased 6.8 percent in 2023 compared to 2022. The decrease in organic revenue growth was attributable to a decrease in sales volume, partially offset by a slight increase in product pricing. The 1.2 percent increase in net revenue from M&A was due to the acquisitions of ZKLT in the third quarter of 2022 and Aspen in the first quarter of 2023. The negative currency effect was due to a weaker Chinese renminbi and Turkish lira partially offset by a stronger Euro compared to the U.S. dollar. Additionally, net revenue in 2023 was lower than 2022 by 1.8 percent from an additional week of revenue in 2022 as it was a 53-week fiscal year compared to a 52-week fiscal year in 2023. As a percentage of net revenue, gross margin increased due to lower raw material costs and higher product pricing partially offset by the impact of lower sales volume. SG&A expenses as a percentage of net revenue increased due to lower net revenue. Segment operating income increased 11.0 percent and segment operating margin as a percentage of net revenue increased 210 basis points in 2023 as compared to 2022.

Construction Adhesives

($ in millions)	2023	2022	2023 vs 2022
Net revenue	$480.7	$520.6	(7.7)%
Segment operating income	$6.0	$23.0	(73.9)%
Segment profit margin %	1.2%	4.4%

The following tables provide details of Construction Adhesives net revenue variances:

2023 vs 2022
Organic revenue growth	(11.0)%
Extra week in 2022 (53-week year)	(1.6)%
M&A	5.4%
Currency	(0.5)%
Net revenue growth	(7.7)%

Net revenue decreased 7.7 percent in 2023 compared to 2022. The decrease in organic revenue growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 5.4 percent increase in net revenue from M&A was due to the acquisitions of GSSI in the fourth quarter of 2022, XChem in the third quarter of 2023 and Sanglier in the fourth quarter of 2023. The negative currency effect was due to a weaker Australian dollar and Canadian dollar offset by a stronger Euro compared to the U.S. dollar. Additionally, net revenue in 2023 was lower than 2022 by 1.6 percent from an additional week of revenue in 2022 as it was a 53-week fiscal year compared to a 52-week fiscal year in 2023. As a percentage of net revenue, gross margin decreased slightly primarily due to the impact of lower sales volume partially offset by higher product pricing and lower raw material costs. SG&A expenses as a percentage of net revenue increased due to the impact of acquisitions and lower net revenue. Segment operating income decreased 73.9 percent and segment operating margin as a percentage of net revenue decreased 320 basis points in 2023 as compared to 2022.

Corporate Unallocated

($ in millions)	2023	2022	2023 vs 2022
Segment operating loss	$(53.3)	$(34.9)	52.7%
Segment profit margin %	NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and costs related to the implementation of Project ONE.

Segment operating loss increased 52.7 percent in 2023 reflecting higher restructuring and acquisition project costs compared to 2022.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of December 2, 2023 were $179.5 million compared to $79.9 million as of December 3, 2022. Total long and short-term debt was $1,838.4 million as of December 2, 2023 and $1,765.1 million as of December 3, 2022.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At December 2, 2023, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of December 2, 2023
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.75[2]	2.1
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	4.6

[1]	TTM = trailing 12 months
[2]	The Maximum Secured Leverage Ratio prior to June 1, 2024, shall be 4.75 to 1.00 and will step down to 4.50 to 1.00 with respect to quarters ending after June 1, 2024

EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, (iv) certain non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, (vii) any non-cash charge for the excess of rent expense over actual cash rent paid due to the use of straight-line rent, non-cash charge pursuant to any management equity plan, stock option plan or any other management or employee benefit, (viii) any non-cash finance charges in respect of any pension liabilities or other provisions and income (loss) attributable to deferred compensation plans, (ix) any non-recurring or unusual cash restructuring charges and operating improvements, (x) cost savings initiative and cost synergies related to acquisitions within 12 months, (xi) non-capitalized charges relating to the Company’s SAP implementation, (xii) fees, costs, expenses and charges incurred in connection with the financing, (xiii) fees, costs, expenses, make-whole or penalty payments and other similar items arising out of acquisitions, investments and dispositions, the incurrence, issuance, repayment or refinancing of indebtedness and any issuance of equity interests; minus, non-recurring or unusual non-cash gains incurred not in the ordinary course of business. Provided that the aggregate amounts that may be added back for any period pursuant to clauses (ix), (x) and (xi) shall not exceed 15% of EBITDA for such period (calculated prior to giving effect to all addbacks and adjustments). For Secured Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures, both as defined in the Second Amended and Restated Credit Agreement, as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Second Amended and Restated Credit Agreement the Company filed as an exhibit to its 8-K filing dated February 21, 2023.

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

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2024.

Net Financial Assets (Liabilities)

($ in millions)	2023	2022
Financial assets:
Cash and cash equivalents	$179.5	$79.9
Foreign exchange contracts	13.5	10.3
Interest rate swaps	3.6	-
Financial liabilities:
Notes payable	(1.8)	(28.9)
Long-term debt	(1,836.6)	(1,736.3)
Foreign exchange contracts	(5.0)	(4.6)
Interest rate swaps	(41.6)	(42.5)
Net investment hedges	(72.6)	(54.0)
Net financial liabilities	$(1,761.1)	$(1,776.1)

Of the $179.5 million in cash and cash equivalents as of December 2, 2023, $152.9 million was held outside the U.S. Of the $152.9 million of cash held outside the U.S., earnings on $136.0 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds in the form of cash dividends, loans or advances to us. Our credit facilities have the following restrictions related to investments and general limitations: 1) a credit facility limitation restricting investments, loans, advances or capital contributions from Loan Parties to non-Loan Parties in excess of $150.0 million, 2) a credit facility limitation that provides total investments, loans, advances or guarantees not otherwise permitted in the credit agreement for all subsidiaries shall not exceed $150.0 million in the aggregate, 3) a credit facility limitation that provides total investments, dividends, and distributions shall not exceed the Available Amount defined in these agreements, all three of which do not apply when our secured leverage ratio is below 4.0x, and 4) typical statutory restrictions, which prohibit distributions in excess of net capital or similar tests. Additionally, we have taken the income tax position that the majority of our cash in non-U.S. locations is indefinitely reinvested.

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $1.8 million at December 2, 2023 and $28.9 million at December 3, 2022. These amounts primarily represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The current weighted-average interest rates on these short-term borrowings were approximately 10.75 percent in 2023 and 16.2 percent in 2022.

Long-Term Debt

Long-term debt consists of a senior secured term loan (“Term Loan A”) with an aggregate principal amount of $500.0 million and a senior secured term loan (“Term Loan B”) with an aggregate principal amount of $800.0 million. Interest on Term Loan A is payable at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (6.95 percent at December 2, 2023). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. At December 2, 2023, a balance of $487.5 million was outstanding on Term Loan A. Interest on Term Loan B is payable at SOFR plus an interest rate spread of 2.25 percent with a SOFR floor of 0.50 percent (7.60 percent at December 2, 2023). Term Loan B matures on February 15, 2030. At December 2, 2023, a balance of $796.0 million was outstanding on Term Loan B. On January 12, 2023, we entered into an interest rate swap agreement (amended on February 28, 2023) to convert $400,000 of our variable rate 1-month SOFR to a fixed rate of 3.7260. On March 16, 2023, we entered into interest rate swap agreements to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent and to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent.

Long-term debt also consists of 10-year unsecured public notes (“10-year Public Notes”) with an aggregate principal amount of $300.0 million due February 15, 2027 with a fixed coupon of 4.00 percent and 8-year unsecured public notes (“8-year Public Notes”) with an aggregate principal amount of $300.0 million due October 15, 2028 with a fixed coupon of 4.25 percent. We currently have no intention to prepay the Public Notes. On February 12, 2021, we entered into an interest rate swap agreement to convert our 8-year Public Notes to a variable interest rate of 1-month LIBOR plus 3.28 percent. See Note 12 to the Consolidated Financial Statements for further discussion of this interest rate swap.

Interest payable on our long-term debt totaled $1.7 million as of December 2, 2023.

Revolving Credit Facility

We have a revolving credit agreement with a consortium of financial institutions at December 2, 2023. This revolving credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions and for general corporate purposes up to a maximum of $700.0 million. Interest on the revolving credit facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (6.95 percent at December 2, 2023). A facility fee of 20 basis points of the unused commitment under the revolving credit facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At December 2, 2023, there was no balance outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50 percent of Excess Cash Flow, as defined in our debt agreement, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25 percent when our Secured Leverage Ratio is below 4.25:1.00 and to 0 percent when our Secured Leverage Ratio is below 3.75:1.00.

For further information related to debt outstanding and debt capacity, see Note 7 to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

As of December 2, 2023, goodwill totaled $1,486.5 million (31.5 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $729.1 million (15.4 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment are as follows:

	2023

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$402.6	$651.1	$432.8	$1,486.5
Purchased technology and patents	41.7	28.9	14.5	85.1
Customer relationships	126.8	226.9	250.6	604.3
Tradenames	11.6	13.6	10.2	35.4
Other finite-lived intangible assets	1.5	-	2.4	3.9
Indefinite-lived intangible assets	-	0.5	-	0.5

	2022

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$329.0	$637.9	$425.7	$1,392.6
Purchased technology and patents	5.7	31.5	15.1	52.3
Customer relationships	105.8	228.5	281.3	615.6
Tradenames	4.5	14.6	9.8	28.9
Other finite-lived intangible assets	1.9	0.1	2.8	4.8
Indefinite-lived intangible assets	-	0.5	-	0.5

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivables days sales outstanding (DSO), inventory days on hand, free cash flow after dividends and debt capitalization ratio.

	December 2,	December 3,
	2023	2022
Net working capital as a percentage of annualized net revenue[1]	16.1%	16.6%
Trade receivables DSO (in days)[2]	58	62
Inventory days on hand (in days)[3]	67	71
Trade accounts payable DPO (in days)[4]	64	64
Free cash flow after dividends[5]	$215.9	$87.3
Debt capitalization ratio[6]	51.1%	52.3%

1 Net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter, multiplied by 4).

2 Trade receivables net of allowance for doubtful accounts multiplied by 91 (13 weeks) and divided by the net revenue for the quarter.

3 Total inventory multiplied by 91 and divided by cost of sales (excluding delivery costs) for the quarter.

4 Trade accounts payable multiplied by 91 (13 weeks) and divided by the net revenue for the quarter.

5 Net cash provided by operating activities less purchased property, plant and equipment and dividends paid. See reconciliation to net cash provided by operating activities to free cash flow after dividends below.

6 Total debt divided by (total debt plus total stockholders’ equity).

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

Reconciliation of “Net cash provided by operating activities” to "Free cash flow after dividends"

($ in millions)	2023	2022
Net cash provided by operating activities	$378.4	$256.5
Less: Purchased property, plant and equipment	119.1	130.0
Less: Dividends paid	43.4	39.2
Free cash flow after dividends	$215.9	$87.3

Summary of Cash Flows

Cash Flows from Operating Activities

($ in millions)	2023	2022
Net cash provided by operating activities	$378.4	$256.5

Net income including non-controlling interest was $145.0 million in 2023 and $180.4 million in 2022. Depreciation and amortization expense totaled $159.8 million in 2023 compared to $147.0 million in 2022. The higher depreciation and amortization expense in 2023 is related to the assets acquired in our business acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $83.5 million compared to a use of cash of $103.2 million in 2023 and 2022, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $68.7 million source of cash in 2023 compared to a $24.8 million use of cash in 2022. The source of cash in 2023 compared to a use of cash in 2022 was related to higher collections in the current year compared to the prior year. The DSO was 58 days at December 2, 2023 and 62 days at December 3, 2022.

●

Inventory – Changes in inventory resulted in a $72.6 million source of cash in 2023 compared to a $55.8 million use of cash in 2022. The source of cash in 2023, compared to the use of cash in 2022 is due to lower inventory purchases at lower prices in 2023 compared to the prior year. Inventory days on hand were 67 days at the end of 2023 compared to 71 days at the end of 2022.

●

Trade Payables – Changes in trade payables resulted in a $57.8 million and $22.6 million use of cash in 2023 and 2022, respectively. The higher use of cash in 2023 compared to 2022 reflects higher payments on trade payables in the current year compared to the prior year. The DPO was 64 days at both the end of 2023 and 2022.

Contributions to our pension and other postretirement benefit plans were $4.3 million and $3.0 million in 2023 and 2022, respectively. Income taxes payable resulted in a $41.2 million source of cash and a $12.9 million use of cash in 2023 and 2022, respectively. Other assets resulted in a $7.9 million use of cash and a $46.5 million source of cash in 2023 and 2022, respectively. The use of cash in 2023 compared to a source of cash in 2022 is primarily driven by a smaller decrease in pension and post-retirement assets related to the year-end pension valuation compared to the prior year and an increase in derivative assets in 2023 compared to a decrease in 2022. Accrued compensation was a $13.8 million use of cash and a $1.1 million source of cash in 2023 and 2022, respectively, relating to lower accruals for our employee incentive plans in 2023. Other liabilities resulted in a $22.9 million and $4.1 million source of cash in 2023 and 2022, respectively. The higher source of cash in 2023 compared to 2022 was due to an increase in hedging liabilities from interest rate swap activity in 2023 compared to the prior year. Other operating activity was a $28.0 million use of cash and a $6.2 million source of cash in 2023 and 2022, respectively. Other operating activity includes equity adjustments related to year-end pension valuations and valuation adjustments for our derivatives.

Cash Flows Used In Investing Activities

($ in millions)	2023	2022
Net cash used in investing activities	$(319.2)	$(375.3)

Purchases of property, plant and equipment were $119.1 million in 2023 compared to $130.0 million in 2022. The lower purchases in 2023 reflect the timing of capital projects and expenditures related to growth initiatives. Proceeds from the sale of property, plant and equipment were $5.0 million in 2023 compared to $1.6 million in 2022. We paid cash, net of cash acquired, of $205.1 million and $250.8 million for purchased businesses in 2023 and 2022, respectively.

Cash Flows From Financing Activities

($ in millions)	2023	2022
Net cash provided by financing activities	$35.1	$160.3

In 2023, we received $2,233.3 million in proceeds and repaid $2,126.5 million of long-term debt including borrowings and repayments on our revolving credit facility and in 2022, we received $335.0 million in proceeds and repaid $159.5 million of long-term debt. See Note 7 to the Consolidated Financial Statements for further discussion of debt borrowings and repayments. Debt issuance costs of $10.2 million were paid in 2023 compared to $0.6 million paid in 2022. Cash paid for dividends were $43.4 million and $39.2 million in 2023 and 2022, respectively. Cash generated from the exercise of stock options was $14.6 million and $30.1 million in 2023 and 2022, respectively. Indirect repurchases of common stock through a net-settlement feature related to statutory minimum tax withholding upon vesting of restricted stock were $2.6 million in 2023 compared to $4.0 million in 2022. There were no repurchases from our share repurchase program in 2023 and 2022.

We expect 2024 capital expenditures to be approximately $140.0 million.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt, net of interest rate swap derivatives as of December 2, 2023, would have resulted in a change in net income of approximately $5.3 million or $0.09 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results, financial condition and net investment in foreign subsidiaries are subject to both currency translation and currency transaction risk. Approximately 56 percent of net revenue was generated outside of the United States in 2023. Principal foreign currency exposures relate to the Euro, Chinese renminbi, British pound sterling, Egyptian pound, Turkish lira, Brazilian real, Canadian dollar, Australian dollar and Mexican peso.

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

Based on 2023 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $9.4 million or $0.17 per diluted share. Based on 2023 financial results and foreign currency balance sheet positions as of December 2, 2023, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $16.7 million or $0.30 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2023 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $13.3 million or $0.24 per diluted share.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of H.B. Fuller Company

   Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (the Company) as of December 2, 2023 and December 3, 2022, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 2, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 2, 2023 and December 3, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 2, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 2, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 24, 2024, expressed an unqualified opinion thereon.

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

Valuation of Goodwill for the Construction Adhesives reporting unit

Description of the Matter

At December 2, 2023, the Company had goodwill of approximately $432.8 million related to the Construction Adhesives reporting unit. As discussed in the notes to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis as of the beginning of the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

January 24, 2024

Report of Independent Registered Public Accounting Firm

   To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on Internal Control Over Financial Reporting

We have audited H.B. Fuller Company and subsidiaries’ internal control over financial reporting as of December 2, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, H.B. Fuller Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 3, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 2, 2023 and December 3, 2022, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 2, 2023, and the related notes, and our report dated January 24, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

   January 24, 2024

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	December 2,	December 3,	November 27,
	2023	2022	2021
Net revenue	$3,510,934	$3,749,183	$3,278,031
Cost of sales	(2,502,037)	(2,785,484)	(2,432,709)
Gross profit	1,008,897	963,699	845,322
Selling, general and administrative expenses	(653,760)	(640,981)	(592,710)
Other income, net	9,682	12,952	32,855
Interest expense	(134,602)	(91,521)	(78,092)
Interest income	3,943	7,779	9,476
Income before income taxes and income from equity method investments	234,160	251,928	216,851
Income tax expense	(93,529)	(77,186)	(63,033)
Income from equity method investments	4,357	5,665	7,657
Net income including non-controlling interest	144,988	180,407	161,475
Net income attributable to non-controlling interest	(82)	(94)	(82)
Net income attributable to H.B. Fuller	$144,906	$180,313	$161,393

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$2.67	$3.37	$3.05
Diluted	$2.59	$3.26	$2.97

Weighted-average common shares outstanding:
Basic	54,332	53,580	52,887
Diluted	55,958	55,269	54,315

Dividends declared per common share	$0.805	$0.738	$0.665

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 2,	December 3,	November 27,
	2023	2022	2021
Net income including non-controlling interest	$144,988	$180,407	$161,475
Other comprehensive income (loss)
Foreign currency translation	17,322	(131,806)	(26,294)
Defined benefit pension plans adjustment, net of tax	792	(15,063)	48,181
Interest rate swaps, net of tax	4,472	9,924	15,179
Cash-flow hedges, net of tax	-	(3,483)	(4,486)
Net investment hedges, net of tax	(14,107)	(40,743)	-
Other comprehensive income (loss)	8,479	(181,171)	32,580
Comprehensive income (loss)	153,467	(764)	194,055
Less: Comprehensive income attributable to non-controlling interest	84	33	50
Comprehensive income (loss) attributable to H.B. Fuller	$153,383	$(797)	$194,005

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	December 2,	December 3,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$179,453	$79,910
Trade receivables, net	577,932	607,365
Inventories	442,040	491,781
Other current assets	112,678	120,319
Total current assets	1,312,103	1,299,375

Property, plant and equipment, net	824,655	733,667
Goodwill	1,486,512	1,392,627
Other intangibles, net	729,140	702,092
Other assets	371,165	335,868
Total assets	$4,723,575	$4,463,629

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$1,841	$28,860
Trade payables	439,700	460,669
Accrued compensation	95,680	108,328
Income taxes payable	47,688	18,530
Other accrued expenses	107,902	89,345
Total current liabilities	692,811	705,732

Long-term debt, net of current maturities	1,836,590	1,736,256
Accrued pension liabilities	50,189	52,561
Other liabilities	388,072	358,286
Total liabilities	2,967,662	2,852,835

Commitments and contingencies (Note 14)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 54,092,987 and 53,676,576 for 2023 and 2022, respectively	54,093	53,677
Additional paid-in capital	301,485	266,491
Retained earnings	1,842,507	1,741,359
Accumulated other comprehensive loss	(442,880)	(451,357)
Total H.B. Fuller stockholders' equity	1,755,205	1,610,170
Non-controlling interest	708	624
Total equity	1,755,913	1,610,794
Total liabilities, non-controlling interest and total equity	$4,723,575	$4,463,629

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other	Non-
	Common	Paid-in	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance at November 28, 2020	$51,907	$157,867	$1,474,406	$(302,859)	$541	$1,381,862
Comprehensive income	-	-	161,393	32,612	50	194,055
Dividends	-	-	(35,198)	-	-	(35,198)
Stock option exercises	741	31,584	-	-	-	32,325
Share-based compensation plans other, net	181	26,817	-	-	-	26,998
Repurchases of common stock	(51)	(2,631)	-	-	-	(2,682)
Balance at November 27, 2021	$52,778	$213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive income (loss)	-	-	180,313	(181,110)	33	(764)
Dividends	-	-	(39,555)	-	-	(39,555)
Stock option exercises	658	29,464	-	-	-	30,122
Share-based compensation plans other, net	296	27,284	-	-	-	27,580
Repurchases of common stock	(55)	(3,894)	-	-	-	(3,949)
Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	144,906	8,477	84	153,467
Dividends	-	-	(43,758)	-	-	(43,758)
Stock option exercises	314	14,304	-	-	-	14,618
Share-based compensation plans other, net	140	23,219	-	-	-	23,359
Repurchases of common stock	(38)	(2,529)	-	-	-	(2,567)
Balance at December 2, 2023	$54,093	$301,485	$1,842,507	$(442,880)	$708	$1,755,913

CONSOLIDATED STATEMENTS of CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	December 2,	December 3,	November 27,
	2023	2022	2021
Cash flows from operating activities:
Net income including non-controlling interest	$144,988	$180,407	$161,475
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	80,327	72,593	72,106
Amortization	79,514	74,383	71,068
Deferred income taxes	(25,114)	(15,230)	16,192
Income from equity method investments, net of dividends received	1,259	(9)	2,776
Loss (gain) on sale of assets	59	(1,195)	648
Share-based compensation	19,911	24,368	22,366
Pension and other postretirement benefit plan contributions	(4,346)	(3,009)	(3,840)
Pension and other postretirement benefit plan income	(18,591)	(24,021)	(28,662)
Debt issuance cost write-off	2,689	-	-
Loss on fair value adjustment on contingent consideration liabilities	2,893	-	2,300
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	68,721	(24,753)	(124,849)
Inventories	72,576	(55,772)	(135,351)
Other assets	(7,927)	46,499	(79,097)
Trade payables	(57,752)	(22,629)	176,337
Accrued compensation	(13,836)	1,135	27,741
Other accrued expenses	(3,070)	6,303	1,186
Income taxes payable	41,190	(12,873)	(4,137)
Other liabilities	22,918	4,104	(73,508)
Other	(28,011)	6,213	108,566
Net cash provided by operating activities	378,398	256,514	213,317
Cash flows from investing activities:
Purchased property, plant and equipment	(119,137)	(129,964)	(96,089)
Purchased businesses, net of cash acquired	(205,093)	(250,807)	(5,445)
Proceeds from sale of property, plant and equipment	5,029	1,556	2,896
Cash received from government grant	-	3,928	5,800
Cash outflow related to government grant	-	-	(1,822)
Net cash used in investing activities	(319,201)	(375,287)	(94,660)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,233,300	335,000	-
Repayment of long-term debt	(2,126,450)	(159,500)	(156,500)
Payment of debt issue costs	(10,214)	(600)	-
Net (payment on) proceeds from notes payable	(28,674)	3,455	9,346
Dividends paid	(43,395)	(39,207)	(34,859)
Contingent consideration payment	(1,477)	(5,000)	(1,700)
Proceeds from stock options exercised	14,619	30,122	32,325
Repurchases of common stock	(2,567)	(3,950)	(2,682)
Net cash provided by (used in) financing activities	35,142	160,320	(154,070)
Effect of exchange rate changes on cash and cash equivalents	5,204	(23,423)	(3,335)
Net change in cash and cash equivalents	99,543	18,124	(38,748)
Cash and cash equivalents at beginning of year	79,910	61,786	100,534
Cash and cash equivalents at end of year	$179,453	$79,910	$61,786

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$363	$348	$339
Cash paid for interest, net of amount capitalized of $1,769, $1,518, and $905 for the years ended December 2, 2023, December 3, 2022 and November 27, 2021, respectively	$136,959	$83,527	$62,753
Cash paid for income taxes, net of refunds	$71,261	$73,449	$72,955

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.B. Fuller Company and our subsidiaries formulate, manufacture and market specialty adhesives, sealants, coatings, polymers, tapes, encapsulants, additives and other specialty chemical products globally, with sales operations in 35 countries in North America, Europe, Latin America, Asia Pacific, India, the Middle East and Africa.

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. In 2023, as a percentage of total net revenue by operating segment, Hygiene, Health and Consumable Adhesives accounted for 46 percent, Engineering Adhesives 41 percent and Construction Adhesives 13 percent.

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

Our Engineering Adhesives operating segment produces and supplies high performance industrial adhesives such as reactive, light cure, two-part liquids, polyurethane, silicone, film and fast cure products to the durable assembly (appliances and filters), performance wood (windows, doors and wood flooring) and textile (footwear and sportswear), transportation, electronics, clean energy, aerospace and defense, appliance, heavy machinery and insulating glass markets.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2023, 2022 and 2021, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of  December 2, 2023, December 3, 2022, and November 27, 2021 for Sekisui-Fuller Company, Ltd. is not required.

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were  December 2, 2023, December 3, 2022, and November 27, 2021 for 2023, 2022 and 2021, respectively. Every five or six years we have a 53rd week in our fiscal year. 2022 was a 53-week year.

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

Provisions for sales returns are estimated based on historical experience and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with ASC 606. Customer incentives recorded in the Consolidated Statements of Income as a reduction of net revenue were $35,896, $50,146 and $33,441 in 2023, 2022 and 2021, respectively.

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

Restrictions on Cash

There were no restrictions on cash as of December 2, 2023 or December 3, 2022. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

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

Investments

Investments with a value of $9,334 and $8,957 represent the cash surrender value of life insurance contracts as of December 2, 2023 and December 3, 2022, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of selling, general and administrative expenses.

Equity Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the measurement alternative at cost less impairment plus or minus observable price changes in orderly transactions. We have a policy in place to review our investments at least annually, to evaluate the accounting method and identify observable price changes that could indicate impairment. If we believe that an impairment exists, it is our policy to calculate the fair value of the investment and recognize as impairment any amount by which the carrying value exceeds the fair value of the investment. We recognized impairment of $303 for the year ended December 3, 2022 and did not have any impairment of our equity investments for the years ended  December 2, 2023 and November 27, 2021. The book value of the equity investments was $1,362 as of both  December 2, 2023 and  December 3, 2022.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other income, net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $1,769, $1,518 and $905 were capitalized in 2023, 2022 and 2021, respectively.

Goodwill

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, an impairment charge is recorded for any excess of the carrying value over the estimated fair value. Based on the analysis performed for our fiscal 2023 annual impairment test, there were no indications of impairment for any of our reporting units. See Note 5 for further information.

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

We consider a subsidiary’s sales price drivers, currency denomination of sales transactions and inventory purchases to be the primary indicators in determining a foreign subsidiary’s functional currency. Our subsidiaries in certain European countries have a functional currency different than their local currency. All other foreign subsidiaries, which are located in North America, Latin America, Europe, India, the Middle East and Africa ("EIMEA") and Asia Pacific, have the same local and functional currency.

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

Asset Retirement Obligations

We recognize asset retirement obligations ("ARO") in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $3,147 and $2,888 at December 2, 2023 and December 3, 2022, respectively.

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

(in thousands, except per share data)	2023	2022	2021
Net income attributable to H.B. Fuller	$144,906	$180,313	$161,393

Weighted-average common shares – basic	54,332	53,580	52,887
Equivalent shares from share-based compensation plans	1,626	1,689	1,428
Weighted-average common and common equivalent shares – diluted	55,958	55,269	54,315

Basic earnings per share	$2.67	$3.37	$3.05
Diluted earnings per share	$2.59	$3.26	$2.97

Share-based compensation awards for 1,089,054, 707,197 and 1,535,503 shares for 2023, 2022 and 2021, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We indirectly repurchased 113,868, 49,869 and 47,481 shares of common stock in 2023, 2022 and 2021, respectively, through a net-settlement feature in connection with the statutory minimum tax withholding related to vesting of restricted stock.

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Our effective date of this ASU is our fiscal year ending November 28, 2026. We are evaluating the effect that this guidance will have on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures regarding significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Our effective date of this ASU is our fiscal year ending November 29, 2025. We are evaluating the effect that this guidance will have on our Consolidated Financial Statements.

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

Note 2: Acquisitions

Sanglier Ltd.

On September 8, 2023, we acquired the assets of Sanglier Ltd. (“Sanglier”) for a base purchase price of 13,339 British pound sterling, or approximately $16,632 which was funded through existing cash. This includes a holdback amount of 2,100 British pound sterling that will be paid on the 18-month anniversary of the closing date. Sanglier, headquartered in Mansfield, United Kingdom, is a manufacturer and filler of sprayable (aerosol and cannister) industrial adhesives. The acquisition of Sanglier expands our innovation capabilities and product portfolio across the United Kingdom and Europe transforming adhesives applications to enable sprayable delivery providing end users with an opportunity to greatly improve labor efficiency. The acquisition fair value measurement was preliminary as of December 2, 2023 and includes intangible assets of $10,695 and other net assets of $5,937. Sanglier is included in our Construction Adhesives operating segment.

Adhezion Biomedical LLC

On June 23, 2023, we acquired Adhezion Biomedical LLC (“Adhezion”) for a base purchase price of $80,802 which was funded through borrowings on our credit facility. This includes a holdback amount of $780 that will be paid on the 12-month anniversary of the closing date. The agreement includes a payment of contingent consideration up to $15,000 following the completion of certain performance goals and conditions. Adhezion, headquartered in Wyomissing, Pennsylvania, is a manufacturer of cyanoacrylate-based healthcare adhesives and infection prevention products. The acquisition of Adhezion positions us for expansion in the healthcare adhesives industry and creates a solid, unique platform from which to scale and innovate in the healthcare adhesives industry. The acquisition fair value measurement was preliminary as of December 2, 2023 and includes intangible assets of $38,500, goodwill of $38,389 and other net assets of $3,913. Goodwill represents expected synergies from combining Adhezion with our existing business. As of December 2, 2023, the amount of goodwill that is deductible for tax purposes is $25,702. Adhezion is included in our Hygiene, Health and Consumable Adhesives operating segment.

XChem International LLC

On June 12, 2023, we acquired XChem International LLC ("XChem") for a base purchase price of approximately $14,591 which was funded through borrowings on our credit facility. This includes a holdback amount of $1,650 that will be paid on the 18-month anniversary of the closing date. XChem, headquartered in Ras Al-Khaimah, United Arab Emirates, is a manufacturer of adhesives and sealants for construction-related applications. The acquisition of XChem provides our construction adhesives global business with additional manufacturing presence for certain brands outside the U.S. and broadens our construction adhesives portfolio of highly specified applications and diversifies it toward both non-U.S. and infrastructure-oriented markets. The acquisition fair value measurement was preliminary as of December 2, 2023 and includes intangible assets of $4,400, goodwill of $4,783 and other net assets of $5,408. Goodwill represents expected synergies from combining XChem with our existing business. Goodwill is not deductible for tax purposes. XChem is included in our Construction Adhesives operating segment.

Beardow Adams Holdings Ltd.

On May 1, 2023, we acquired Beardow Adams Holdings Ltd. (“Beardow Adams”) for a total purchase price of 80,738 British pound sterling, or approximately $100,885, which was funded through borrowings on our credit facility. This includes a holdback amount of 8,000 British pound sterling that will be paid on the 18-month anniversary of the closing date. Beardow Adams, based in the United Kingdom, develops and manufactures adhesives, sealants and coatings, principally in the fields of packaging and related applications. The acquisition of Beardow Adams is expected to accelerate profitable growth in many of our core end markets and generate business synergies through better raw material pricing, production optimization and an expanded distribution platform. The acquisition fair value measurement was preliminary as of December 2, 2023 and includes intangible assets of $37,611, goodwill of $25,674 and other net assets of $37,600. Goodwill represents expected synergies from combining Beardow Adams with our existing business. As of December 2, 2023, the amount of goodwill that is deductible for tax purposes is $2,998. The remaining goodwill is not deductible for tax purposes. Beardow Adams is included in our Hygiene, Health and Consumable Adhesives operating segment.

Aspen Research Corporation

On January 31, 2023, we acquired the assets of Aspen Research Corporation (“Aspen”) for a total purchase price of $9,761, which was funded through existing cash. This includes a holdback amount of $500 that will be paid on the 18-month anniversary of the closing date. Aspen, located in Maple Grove, Minnesota, is a contract research organization that develops and manufactures innovative solutions for some of the adhesives used in our insulating glass market. Aspen is known for their superior understanding of materials science, engineering and analytical testing and specializes in custom materials manufacturing for chemicals and adhesives products. The acquisition of Aspen is expected to expand our Engineering Adhesives footprint in North America and strengthen our capabilities in the insulating glass market, in addition to bringing additive continuous flow, process manufacturing capabilities that we plan to leverage. The acquisition fair value measurement was final as of December 2, 2023 and includes intangible assets of $4,900, goodwill of $3,832 and other net assets of $1,029. Goodwill represents expected synergies from combining Aspen with our existing business. Goodwill is deductible for tax purposes. Aspen is included in our Engineering Adhesives operating segment.

Lemtapes Oy

On December 15, 2022, we acquired Lemtapes Oy (“Lemtapes”) for a total purchase price of $8,922 Euro, or approximately $9,482 which was funded through existing cash. This includes a holdback amount of 850 Euro that will be paid on the 18-month anniversary of the closing date. Lemtapes, located in Valkeakoski, Finland, is a solutions provider of ecological, innovative tapes and adhesives for the packaging and plywood industries. The acquisition of Lemtapes is expected to reinforce our strategic position in Europe, especially for our adhesives coated solutions products. This acquisition will also accelerate our growth strategy of fast-growing, high margin businesses while adding technology capabilities and strong customer relationships. The acquisition fair value measurement was final as of December 2, 2023 and includes intangible assets of $5,526, goodwill of $3,028 and other net assets of $928. Goodwill represents expected synergies from combining Lemtapes with our existing business. Goodwill is not deductible for tax purposes. Lemtapes is included in our Hygiene, Health and Consumable Adhesives operating segment.

GSSI Sealants

On October 24, 2022, we acquired GSSI Sealants, Inc. ("GSSI") for a total purchase price of $7,701, which was funded through existing cash. This includes a holdback amount of $1,050 that was paid on the 12-month anniversary of the closing date. In addition, we recorded a liability for contingent consideration of $870, to be paid following the completion of certain performance goals and conditions. GSSI, headquartered in Houston, Texas, is a manufacturer of premier elastomeric butyl rubber sealant tapes. The acquisition of GSSI is expected to support our strategy to expand our Construction Adhesives business selectively via high margin applications. The acquisition fair value measurement was final as of September 2, 2023 and includes intangible assets of $3,400, goodwill of $1,123 and other net assets of $3,178. Goodwill represents expected synergies from combining GSSI with our existing business. Goodwill is not deductible for tax purposes. See Note 13 for further discussion of the fair value of the contingent consideration. GSSI is included in our Construction Adhesives operating segment.

ZKLT Polymer Co.

On August 16, 2022, we acquired ZKLT Polymer Co., Ltd. ("ZKLT") for a base purchase price of 143,965 Chinese renminbi, or approximately $21,260, which was funded through existing cash. This includes a holdback of 27,000 Chinese renminbi, or approximately $3,987, half of which was paid on the 12-month anniversary of the closing date and half to be paid on the 18-month anniversary of the closing date. In addition, we recorded a liability for contingent consideration of 30,000 Chinese renminbi, or approximately $4,132, which was paid in the fourth quarter of 2023 following the completion of certain performance goals and conditions. ZKLT, headquartered in Chongquin City, China, is a manufacturer of liquid adhesives primarily for the automotive market. The acquisition of ZKLT is expected to add unique technology, strong customer relationships and a strategic manufacturing location to further strengthen our presence in central China. The acquisition fair value measurement was final as of September 2, 2023 and includes intangible assets of $5,183, goodwill of $5,992 and other net assets of $10,085. Goodwill represents expected synergies from combining ZKLT with our existing business. Goodwill is not deductible for tax purposes. See Note 13 for further discussion of the fair value of the contingent consideration. ZKLT is included in our Engineering Adhesives operating segment.

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

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	December 2, 2023	December 3, 2022	November 27, 2021
Cost of sales	$15,012	$(152)	$(188)
Selling, general and administrative	9,575	(297)	975
	$24,587	$(449)	$787

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-
	Related	Asset-Related	Other	Total
Balance at November 27, 2021	$1,095	$-	$-	$1,095
Expense incurred	(449)	-	-	(449)
Non-cash charges	-	-	-	0
Cash payments	(529)	-	-	(529)
Foreign currency translation	(60)	-	-	(60)
Balance at December 3, 2022	$57	$-	$-	$57
Expense incurred	22,731	1,369	487	24,587
Non-cash charges	-	(1,369)	(453)	(1,822)
Cash payments	(9,802)	-	(34)	(9,836)
Foreign currency translation	(1,263)	-	-	(1,263)
Balance at December 2, 2023	$11,723	$-	$-	$11,723

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets, the recording of a provision related to the discontinuance of certain products and lease termination payments. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Foreign currency transaction losses, net	$(11,615)	$(12,935)	$(5,962)
Gain (loss) on disposal of assets	(58)	1,416	(648)
Net periodic pension benefit	20,246	26,787	32,070
Other, net	1,109	(2,316)	7,395
Total other income, net	$9,682	$12,952	$32,855

Research and development expenses (included in SG&A expenses)	$48,640	$44,853	$39,344

Balance Sheet Information

Additional details of balance sheet amounts as of  December 2, 2023 and December 3, 2022 are as follows:

	2023	2022
Inventories
Raw materials	$206,140	$237,071
Finished goods	235,900	254,710
Total inventories	$442,040	$491,781

Other current assets
Other receivables	$40,760	$36,338
Prepaid income taxes	12,327	27,169
Prepaid taxes other than income taxes	34,455	29,322
Prepaid expenses	25,136	27,490
Total other current assets	$112,678	$120,319

Property, plant and equipment
Land	$91,320	$84,320
Buildings and improvements	447,428	405,037
Machinery and equipment	1,058,916	957,371
Construction in progress	157,371	133,010
Total, at cost	1,755,035	1,579,738
Accumulated depreciation	(930,380)	(846,071)
Net property, plant and equipment	$824,655	$733,667

Other assets
Investments in company owned life insurance	$9,334	$8,957
Equity method investments	37,562	42,143
Equity investments	1,362	1,362
Long-term deferred income taxes	42,949	39,048
Prepaid pension costs	92,323	86,616
Postretirement other than pension asset	113,431	98,848
Operating lease right-of-use assets	47,433	32,440
Other long-term receivables	14,013	9,262
Other long-term assets	12,758	17,192
Total other assets	$371,165	$335,868

Other accrued expenses
Taxes other than income taxes	$22,497	$14,642
Miscellaneous services	8,319	7,092
Customer rebates	17,938	24,915
Interest	5,819	7,498
Product liability	175	154
Contingent consideration liability	1,370	1,977
Current operating lease liabilities	11,277	9,794
Current obligations of finance leases	16,184	1,541
Accrued expenses	24,323	21,732
Total other accrued expenses	$107,902	$89,345

Other liabilities
Asset retirement obligations	$3,147	$2,888
Long-term deferred income taxes	176,385	183,190
Long-term income tax liability	19,225	22,202
Long-term deferred compensation	9,884	9,957
Postretirement other than pension	1,893	2,021
Noncurrent operating lease liabilities	36,879	23,421
Environmental liabilities	2,563	3,064
Net investment hedge liabilities	72,589	54,046
Other long-term liabilities	65,507	57,497
Total other liabilities	$388,072	$358,286

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance at beginning of year	$10,939	$9,935	$12,905
Charged to expenses and other adjustments	1,224	1,794	(546)
Write-offs	(1,522)	(851)	(2,278)
Foreign currency translation effect	439	61	(146)
Balance at end of year	$11,080	$10,939	$9,935

Statement of Comprehensive Income Information

The following tables provides details of total comprehensive income (loss):

	December 2, 2023
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$144,906	$82
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$17,320	-	17,320	2
Defined benefit pension plans adjustment[2]	1,554	(762)	792	-
Interest rate swap[3]	5,932	(1,460)	4,472	-
Net investment hedges[3]	(18,555)	4,448	(14,107)	-
Other comprehensive income (loss)	$6,251	$2,226	$8,477	$2
Comprehensive income			$153,383	$84

	December 3, 2022
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$180,313	$94
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(131,745)	-	(131,745)	(61)
Defined benefit pension plans adjustment[2]	(18,881)	3,818	(15,063)	-
Interest rate swap[3]	13,148	(3,224)	9,924	-
Other cash flow hedges[3]	(3,536)	53	(3,483)	-
Net investment hedges[3]	(54,040)	13,297	(40,743)	-
Other comprehensive income	$(195,054)	$13,944	$(181,110)	$(61)
Comprehensive income			$(797)	$33

	November 27, 2021
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests	-	-	$161,393	$82
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$(26,262)	-	(26,262)	(32)
Defined benefit pension plans adjustment[2]	64,912	(16,731)	48,181	-
Interest rate swap[3]	20,109	(4,930)	15,179	-
Other cash flow hedges[3]	(4,554)	68	(4,486)	-
Other comprehensive (loss) income	$54,205	$(21,593)	$32,612	$(32)
Comprehensive income			$194,005	$50

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

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) are as follows:

	December 2, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(246,736)	$(246,692)	$(44)
Defined benefit pension plans adjustment, net of taxes of $66,982	(127,469)	(127,469)	-
Interest rate swap, net of taxes of ($1,460)	4,472	4,472	-
Net investment hedges, net of taxes of $17,744	(54,850)	(54,850)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(442,924)	$(442,880)	$(44)

	December 3, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(264,054)	$(264,012)	$(42)
Defined benefit pension plans adjustment, net of taxes of $67,744	(128,261)	(128,261)	-
Net investment hedges, net of taxes of $13,297	(40,743)	(40,743)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(451,399)	$(451,357)	$(42)

	November 27, 2021
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(132,370)	$(132,267)	$(103)
Defined benefit pension plans adjustment, net of taxes of $63,925	(113,198)	(113,198)	-
Interest rate swap, net of taxes of $3,224	(9,924)	(9,924)	-
Cash flow hedges, net of taxes of ($53)	3,483	3,483	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(270,350)	$(270,247)	$(103)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment consisted of the following:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
As of December 3, 2022	$328,962	$637,910	$425,755	$1,392,627
Acquisitions	67,523	5,983	6,179	79,685
Foreign currency translation effect	6,113	7,252	835	14,200
As of December 2, 2023	$402,598	$651,145	$432,769	$1,486,512

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using DCF analyses. Determining fair value requires the company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Based on the analysis performed during the fourth quarter of 2023, there were no indications of impairment for any of our reporting units.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Tradename	All Other	Total
As of December 2, 2023
Original cost	$144,763	$986,470	$58,484	$10,911	$1,200,628
Accumulated amortization	(59,631)	(382,220)	(23,099)	(7,012)	(471,962)
Net identifiable intangibles	$85,132	$604,250	$35,385	$3,899	$728,666
Weighted-average useful lives (in years)	13	16	13	13	16
As of December 3, 2022
Original cost	$118,727	$1,004,008	$50,324	$11,053	$1,184,112
Accumulated amortization	(66,433)	(388,394)	(21,401)	(6,251)	(482,479)
Net identifiable intangibles	$52,294	$615,614	$28,923	$4,802	$701,633
Weighted-average useful lives (in years)	13	17	13	13	16

Amortization expense with respect to amortizable intangible assets was $79,514, $74,383 and $71,068 in 2023, 2022 and 2021, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2024	2025	2026	2027	2028	Thereafter
Amortization Expense	$77,288	$77,678	$70,957	$67,652	$67,356	$367,735

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  December 2, 2023 and December 3, 2022 were $474 and $459, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2023 compared to 2022 was due to changes in foreign currency exchange rates.

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

The components of lease expense are as follows:

	December 2, 2023	December 3, 2022
Operating lease cost	$13,883	$12,026
Finance lease cost:
Amortization of assets	2,045	1,535
Interest on lease liabilities	1,077	261
Variable lease cost	8,554	6,481
Total net lease cost	$25,559	$20,303

Supplemental balance sheet information related to leases is as follows:

	Location on
	Balance Sheet	December 2, 2023	December 3, 2022
Operating leases:
Operating lease right-of-use assets	Other assets	$47,433	$32,440

Current operating lease liabilities	Other accrued expenses	11,277	9,794
Noncurrent operating lease liabilities	Other liabilities	36,879	23,421
Total operating lease liabilities		$48,156	$33,215

Finance leases:
Equipment right-of-use assets	Property, plant and equipment	$11,681	$11,150
Building right-of-use asset	Property, plant and equipment	$14,230	$-

Current obligations of finance leases	Other accrued expenses	$16,184	$1,541
Finance leases, net of current obligations	Other liabilities	6,534	7,507
Total finance lease liabilities		$22,718	$9,048

As of December 2, 2023, the weighted average remaining lease term is 9.4 years and the weighted average discount rate is 4.2% for the company's operating lease agreements. The weighted average remaining lease term is 4.0 years and the weighted average discount rate is 5.9% for the company's finance lease agreements.

Supplemental information related to leases is as follows:

	December 2, 2023	December 3, 2022
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,745	$15,209
Operating cash flows from finance leases	1,077	261
Financing cash flows from finance leases	268	607

Non-cash investing and financing activities -
additions to right-of-use assets obtained from:
New operating lease liabilities	$26,687	$15,442
New finance lease liabilities	15,015	1,258

Maturities of lease liabilities are as follows:

	December 2, 2023
Fiscal Year	Finance Leases	Operating Leases
2024	$16,535	$12,993
2025	1,618	9,452
2026	1,441	7,085
2027	1,151	5,126
2028	684	3,505
2029 and beyond	2,376	18,869
Total	23,805	57,031
Less: amounts representing interest	(1,087)	(8,875)
Present value of future minimum payments	22,718	48,156
Less: current obligations	(16,184)	(11,277)
Noncurrent lease liabilities	$6,534	$36,879

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

Notes payable were $1,841 and $28,860 at December 2, 2023 and December 3, 2022, respectively. This amount primarily represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rates on short-term borrowings outstanding at December 2, 2023 were approximately 10.75 percent, 16.2 percent in 2022 and 8.1 percent in 2021. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at December 2, 2023.

Long-Term Debt

	Weighted-Average	Fiscal Year	Balance at	Balance at
	Interest Rate at	Maturity	December 2,	December 3,
Long-Term Debt	December 2, 2023	Date	2023	2022
Revolving credit facility	6.95%	2028	$-	$175,500
Term Loan A1	6.95%	2028	487,500	-
Term Loan B2	7.60%	2030	796,000	1,001,150
Public Notes[3]	4.00%	2027	300,000	300,000
Public Notes[4]	4.25%	2028	300,000	300,000
Other, including debt issuance cost and discount			(46,910)	(40,394)
Total debt			$1,836,590	$1,736,256
Less: current maturities			-	-
Total long-term debt, excluding current maturities			$1,836,590	$1,736,256

1 Term Loan A, due on February 15, 2028, $500,000 variable rate at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent based on a leverage grid (6.95 percent at December 2, 2023).

2 Term Loan B, due on February 15, 2030, $800,000 variable rate at the SOFR plus 2.25 percent with a SOFR floor of 0.50 percent (7.60 percent at December 2, 2023).

3 Public Notes, due February 15, 2027, $300,000 4.00 percent fixed.

4 Public Notes, due October 15, 2028, $300,000 4.25 percent fixed; swapped to a floating rate as detailed below.

On February 15, 2023, we entered into a credit agreement with a consortium of financial institutions (“Second Amended and Restated Credit Agreement”) which replaces our existing revolving credit agreement under the amended and restated revolving credit agreement dated October 20, 2020 and also replaces our secured term loan credit agreement dated October 20, 2017. The Second Amended and Restated Credit Agreement provides for a new senior secured term loan A facility in an aggregate principal amount of $500,000 (“Term Loan A”), a new senior secured term loan B facility in an aggregate principal amount of $800,000 (“Term Loan B”) and amendments to and extension of our existing senior secured revolving credit facility with an aggregate commitment in the amount of $700,000 (“Revolving Credit Facility”). A portion of the proceeds of the combined facilities, (the “Credit Facilities”) was used to pay off the existing term loan and revolver. Additionally, we wrote off $2,689 of debt issuance costs related to this payoff which was recorded in interest expense for the year ended December 2, 2023. The Credit Facilities will generally be used to finance working capital needs and acquisitions, and for general corporate purposes. All of our obligations under the Credit Facilities are secured by a first-lien security interest in substantially all personal property and material real property of the Company and its material U.S. subsidiaries, and are guaranteed by all of the Company’s material U.S. subsidiaries.

Term Loans

Interest on Term Loan A is payable at a rate of SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (6.95 percent at December 2, 2023). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. At December 2, 2023, a balance of $487,500 was outstanding on the Term Loan A. On  August 16, 2023, we amended the Term Loan B agreement to an interest rate of SOFR plus an interest rate spread of 2.25 percent with a SOFR floor of 0.50 percent (7.60 percent at December 2, 2023). Term Loan B matures on February 15, 2030. At December 2, 2023, a balance of $796,000 was outstanding on the Term Loan B.

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

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent and to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent. See Note 12 for further discussion of this interest rate swap.

Public Notes

On February 14, 2017, we issued $300,000 aggregate principal of 10-year unsecured public notes (“10-year Public Notes”) due February 15, 2027 with a fixed coupon of 4.00 percent. Proceeds from this debt issuance were used to repay $138,000 outstanding under the revolving credit facility at that time and prepay $158,750 of our Term Loan A under the credit agreement at that time. On February 14, 2017, we entered into an interest rate swap agreement to convert $150,000 of the 10-year Public Notes to a variable interest rate of 1-month LIBOR plus 1.86 percent and on May 1, 2020, we terminated the swap. See Note 12 for further discussion of this interest rate swap.

On October 20, 2020, we issued $300,000 aggregate principal of 8-year unsecured public notes (“8-year Public Notes”) due October 15, 2028 with a fixed coupon of 4.25 percent. Proceeds from this debt issuance were used to prepay $300,000 of our Term Loan B at that time. On February 12, 2021, we entered into interest rate swap agreements to convert our 8-year Public Notes to a variable interest rate of 1-month LIBOR plus 3.28 percent. See Note 12 for further discussion of these interest rate swaps.

The Public Notes are senior unsecured obligations of the company and will rank equally with the company’s other unsecured and unsubordinated debt from time to time outstanding.

Fair Value of Long-Term Debt

Long-term debt had an estimated fair value of $1,785,199 and $1,713,257 as of December 2, 2023 and December 3, 2022, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Long-term Debt Maturities

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	2024	2025	2026	2027	2028	Thereafter
Long-term debt obligations	$-	$-	$-	$300,000	$787,500	$796,000

Revolving Credit Facility

Interest on the Revolving Credit Facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (6.95 percent at  December 2, 2023). A facility fee of 20 basis points of the unused commitment under the Revolving Credit Facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At December 2, 2023, there was no balance outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

As of December 2, 2023, amounts related to our revolving credit facility was as follows:

	Committed	Drawn	Unused
Revolving credit facility	$700,000	$-	$690,032

The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $700,000, less issued letters of credit. At December 2, 2023, letters of credit reduced the available amount under the revolving credit facility by $9,968.

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

Common Stock

There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 54,092,987 and 53,676,576 shares issued and outstanding at December 2, 2023 and December 3, 2022, respectively.

On April 7, 2022, the Board of Directors authorized a new share repurchase program of up to $300,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. This authorization replaces the April 6, 2017 authorization to repurchase shares. We did not repurchase any shares during 2023, 2022 and 2021 under our share repurchase program. Up to $300,000 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2023	2022	2021
Beginning balance	53,676,576	52,777,753	51,906,663
Stock options exercised	314,832	657,789	740,731
Deferred compensation paid	102,108	118,429	19,895
Restricted units vested	113,339	172,474	157,945
Shares withheld for taxes	(113,868)	(49,869)	(47,481)
Ending balance	54,092,987	53,676,576	52,777,753

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

Restricted stock awards are nonvested stock-based awards that include grants of restricted stock units. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Time-based restricted stock awards generally vest beginning one year from the date of grant or 33.3 percent per year for three years, depending on the grant. Performance-based restricted stock awards vest three years from the date of grant. During the vesting period, ownership of the shares cannot be transferred.

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

2020 Master Incentive Plan

This plan allows for granting of awards to any employee, officer, non-employee director, consultant, independent contractor or advisor providing services to us or any of our affiliates, or any person to whom an offer of employment or engagement with us or any of our affiliates has been made. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; (f) other awards based on our common stock, including shares for amounts employees or non-employee directors deferred under the deferred compensation plans. There were 3,413,652 common shares available for grant as of December 2, 2023.

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

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2023, 2022 and 2021 were calculated using the following assumptions:

	2023	2022	2021
Expected life (in years)	5.00	5.00	5.00
Weighted-average expected volatility	35.28%	33.35%	32.50%
Expected volatility range	35.09-35.69%	33.33-34.34%	32.48% - 32.94%
Risk-free interest rate	3.48-4.72%	1.53-4.06%	0.39% - 1.20%
Weighted-average expected dividend	1.20%	0.95%	1.26%
Expected dividend yield range	1.13-1.22%	0.94-1.23%	0.92% - 1.27%
Weighted-average fair value of grants	$22.41	$20.91	$13.29

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

Expected dividend yield – The calculation is based on the total expected annual dividend payout divided by the closing stock price on the date of grant.

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

Total share-based compensation expense was $19,911, $24,368 and $22,366 for 2023, 2022 and 2021, respectively. All share-based compensation was recorded as SG&A expense.

As of December 2, 2023, $7,526 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 0.9 years. Unrecognized compensation costs related to unvested restricted stock units was $8,940 which is expected to be recognized over a weighted-average period of 0.68 years.

Stock Option Activity

The stock option activity for the years ended  December 2, 2023, December 3, 2022, and November 27, 2021 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 28, 2020	5,545,915	$47.34
Granted	1,237,094	53.33
Exercised	(740,731)	43.64
Forfeited or cancelled	(1,069,886)	56.33
Outstanding at November 27, 2021	4,972,392	$47.45
Granted	549,458	72.75
Exercised	(657,789)	45.79
Forfeited or cancelled	(40,991)	61.31
Outstanding at December 3, 2022	4,823,070	$50.42
Granted	471,975	68.27
Exercised	(314,832)	46.43
Forfeited or cancelled	(38,328)	63.52
Outstanding at December 2, 2023	4,941,885	$52.28

The fair value of options granted during 2023, 2022 and 2021 was $10,577, $5,400 and $17,250, respectively. Total intrinsic value of options exercised during 2023, 2022 and 2021 was $8,015, $16,877 and $15,261, respectively. For options outstanding at December 2, 2023, the weighted-average remaining contractual life was 5.6 years and the aggregate intrinsic value was $121,640. There were 3,926,049 options exercisable at December 2, 2023, with a weighted-average remaining contractual life of 4.9 years and an aggregate intrinsic value of $108,853. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended  December 2, 2023, December 3, 2022, and November 27, 2021 were $14,619, $30,122 and $32,325, respectively. The company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2023, 2022 and 2021 was $1,885, $3,687 and $3,874, respectively.

Restricted Stock Unit Activity

The nonvested restricted stock unit activity for the years ended  December 2, 2023, December 3, 2022, and November 27, 2021 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at November 28, 2020	432,349	$46.22	0.8
Granted	356,779	54.49	3.2
Vested	(157,945)	48.69	-
Forfeited	(78,818)	47.79	0.8
Nonvested at November 27, 2021	$552,365	$50.63	1.9
Granted	179,603	67.92	3.2
Vested	(172,474)	46.74	-
Forfeited	(68,374)	45.83	0.1
Nonvested at December 3, 2022	$491,120	$58.98	0.7
Granted	187,185	63.32	2.2
Vested	(113,339)	53.83	-
Forfeited	(36,276)	44.48	0.2
Nonvested at December 2, 2023	$528,690	$62.61	0.7

Total fair value of restricted stock units vested during 2023, 2022, and 2021 was $6,101, $8,062 and $7,691, respectively. The total fair value of nonvested restricted stock at  December 2, 2023 was $33,101.

We indirectly repurchased 37,715, 55,081 and 50,799 shares during 2023, 2022 and 2021, respectively, through a net-settlement feature in connection with the statutory minimum tax withholding related to vesting of restricted stock. The company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2023, 2022 and 2021 was $1,396, $2,569 and $1,439, respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended  December 2, 2023, December 3, 2022, and November 27, 2021 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 28, 2020	455,265	44,553	499,818
Participant contributions	13,036	10,487	23,523
Company match contributions[1]	20,118	1,049	21,167
Payouts	(19,895)	(7,728)	(27,623)
Units outstanding November 27, 2021	468,524	48,361	516,885
Participant contributions	89,054	12,985	102,039
Company match contributions[1]	26,843	1,299	28,142
Payouts	(118,429)	(6,073)	(124,502)
Units outstanding December 3, 2022	465,992	56,572	522,564
Participant contributions	13,187	12,219	25,406
Company match contributions[1]	18,899	1,222	20,121
Payouts	(102,108)	(6,826)	(108,934)
Units outstanding December 2, 2023	395,970	63,187	459,157

1 The non-employee directors’ company match includes 17,580, 17,937 and 18,814 deferred compensation units paid as discretionary awards to all non-employee directors in 2023, 2022 and 2021, respectively.

The fair value of non-employee directors’ company matches for 2023, 2022 and 2021 was $172, $172 and $163, respectively. The fair value of the non-employee directors’ discretionary award was $1,200, $1,080 and $1,215 for 2023, 2022 and 2021, respectively. The fair value of employee company matches was $79, $86 and $61 for 2023, 2022 and 2021, respectively.

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual non-discretionary retirement contribution to the 401(k) plan of 1 percent of pay, that is invested based on the election of the individual participant. The 1 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2023 was $14,221 which included the cost of the 4 percent company match of $9,853 and the additional 1 percent contribution of $4,368. The total contributions to the 401(k) plan were $12,113 and $12,488 in 2022 and 2021, respectively.

All U.S. employees are eligible to receive an annual discretionary non-elective contribution to the 401(k) plan of up to 3 percent based on achieving the company’s earnings per share target. This discretionary contribution is in addition to the contributions described above. There was no discretionary non-elective contribution for 2023 and a discretionary non-elective contribution of $950 was accrued for 2022.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $11,626 and $12,263 in 2023 and 2022, respectively, for the U.S. Plan and several statutorily required non-U.S. Plans.

Defined Benefit Plans

Noncontributory defined benefit pension plans cover all U.S. employees employed prior to January 1, 2007. Benefits for these plans are based primarily on each employee’s years of service and average compensation. During 2011, we made significant changes to our U.S. pension plan. The changes included: benefits under the plan were locked-in using service and salary as of May 31, 2011, participants no longer earn benefits for future service and salary as they had in the past, affected participants receive a three percent increase to the locked-in benefit for every year they continue to work for us and we are making a retirement contribution of three percent of eligible compensation to the 401(k) Plan for those participants.  The funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of listed equity securities and bonds. During 2020, we amended the U.S. pension plan to add a program for eligible employees to take a lump sum distribution. No amounts were paid under this program in 2023 or 2022. Other U.S. postretirement benefits are funded through a Voluntary Employees' Beneficiaries Association Trust.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of December 2, 2023 and December 3, 2022:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation
Benefit obligation at beginning of year	$269,874	$361,212	$154,850	$238,400	$24,173	$31,262
Service cost	-	-	1,670	2,765	-	-
Interest cost	13,901	9,653	5,726	2,893	1,205	748
Participant contributions	-	-	-	-	232	296
Actuarial gain[1]	(7,298)	(80,296)	(12,435)	(57,159)	(611)	(5,395)
Curtailments	-	-	-	231	-	-
Settlement payments	(141)	(200)	(252)	(7,988)	-	-
Benefits paid	(20,946)	(20,495)	(7,663)	(8,370)	(2,866)	(2,738)
Foreign currency translation effect	-	-	4,900	(15,922)	-	-
Benefit obligation at end of year	255,390	269,874	146,796	154,850	22,133	24,173

Change in plan assets
Fair value of plan assets at beginning of year	326,786	409,811	141,908	216,623	120,782	135,701
Actual return on plan assets	12,811	(63,562)	(5,545)	(45,328)	15,160	(12,613)
Employer contributions	1,228	1,232	1,744	1,640	145	136
Participant contributions	-	-	-	-	232	296
Settlement payments	(141)	(200)	-	-	-	-
Benefits paid[2]	(20,946)	(20,495)	(7,663)	(8,369)	(2,866)	(2,738)
Foreign currency translation effect	-	-	4,178	(22,658)	-	-
Fair value of plan assets at end of year	319,738	326,786	134,622	141,908	133,453	120,782
Plan assets in excess of (less than) benefit obligation as of year end	$64,348	$56,912	$(12,174)	$(12,942)	$111,320	$96,608

1 Actuarial gain in 2023 and 2022 for the U.S. Plans is primarily due to assumption changes. Actuarial gain in 2023 and 2022 for the Non-U.S. Plans are due to both assumption changes and plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2023	2022	2023	2022	2023	2022
Unrecognized actuarial loss (gain)	$143,522	$137,351	$49,128	$49,306	$(14,442)	$(8,530)
Unrecognized prior service cost	-	-	1,196	1,219	-	-
Ending balance	$143,522	$137,351	$50,324	$50,525	$(14,442)	$(8,530)

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2023	2022	2023	2022	2023	2022
Statement of financial position as of fiscal year-end
Non-current assets	$76,677	$69,826	$15,635	$16,790	$113,431	$98,848
Accrued benefit cost
Current liabilities	(1,239)	(1,248)	(1,464)	(1,727)	(218)	(218)
Non-current liabilities	(11,089)	(11,666)	(26,345)	(28,006)	(1,893)	(2,021)
Ending balance	$64,349	$56,912	$(12,174)	$(12,943)	$111,320	$96,609

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $273,197 at  December 2, 2023 and $289,049 at December 3, 2022. The accumulated benefit obligation of the non-U.S. pension plans was $141,402 at  December 2, 2023 and $148,927 at December 3, 2022.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 2, 2023 and December 3, 2022:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Accumulated benefit obligation	$12,329	$12,914	$35,034	$36,820
Fair value of plan assets	-	-	9,700	9,617

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of December 2, 2023 and December 3, 2022:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Projected benefit obligation	$12,329	$12,914	$37,510	$39,350
Fair value of plan assets	-	-	$9,700	9,617

Information about the expected cash flows is as follows:

	Pension Benefits		Other
		Non-U.S.	Postretirement
	U.S. Plans	Plans	Benefits
Employer contributions
2024	$-	$5	$-
Expected benefit payments
2024	21,330	8,387	2,723
2025	21,351	8,470	2,622
2026	21,251	8,651	2,512
2027	21,168	8,948	2,382
2028- 2033	121,219	53,787	11,487

The components of our net period defined benefit pension and postretirement benefit costs other than service cost are presented as non-operating expenses and service cost is presented in operating expenses.

Components of net periodic benefit cost and other supplemental information for the years ended  December 2, 2023, December 3, 2022, and November 27, 2021 are as follows:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$-	$-	$-	$1,670	$2,765	$3,280	$-	$-	$21
Interest cost	13,901	9,653	9,299	5,726	2,893	2,941	1,205	748	822
Expected return on assets	(28,821)	(29,018)	(31,123)	(7,027)	(6,465)	(12,348)	(9,859)	(11,084)	(8,945)
Amortization:
Prior service (benefit) cost	-	(3)	(3)	62	63	69	-	-	-
Actuarial loss (gain)	2,541	4,132	3,198	1,993	2,411	4,053	-	(3,445)	73
Settlement charge	-	-	-	19	3,329	-	-	-	-
Net periodic (benefit) cost	$(12,379)	$(15,237)	$(18,629)	$2,443	$4,996	$(2,005)	$(8,654)	$(13,781)	$(8,029)

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.66%	5.36%	2.75%	4.37%	3.70%	1.27%	5.61%	5.29%	2.51%
Rate of compensation increase[1]	0.00%	0.00%	0.00%	1.82%	1.83%	1.48%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	5.36%	2.75%	2.50%	3.71%	1.29%	1.19%	5.29%	2.51%	2.19%
Expected return on plan assets	7.75%	7.00%	7.24%	5.02%	3.49%	6.15%	8.25%	8.25%	8.25%
Rate of compensation increase[1]	0.00%	0.00%	0.00%	1.82%	1.68%	1.67%	0.00%	0.00%	0.00%

1 Under the U.S. pension plan, the compensation amount was locked-in as of May 31, 2011 and thus the benefit no longer includes compensation increases.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.66 percent at December 2, 2023, 5.36 percent at  December 3, 2022 and 2.76 percent at November 27, 2021. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at  December 2, 2023 would impact U.S. pension and other postretirement plan (income) expense by approximately $149 (pre-tax) in fiscal 2024. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

For the U.S. pension plan, we adopted the Adjusted Pri-2012 base mortality table projected generationally using scale MP-2021.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2023, 7.00 percent in 2022 and 7.25 percent in 2021. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2023, the expected long-term rate of return on the target equities allocation was 8.50 percent and the expected long-term rate of return on the target fixed-income allocation was 5.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,266 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 5.02 percent in 2023 compared to 3.49 percent in 2022 and 6.15 percent in 2021. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 4.50 percent and the expected long-term rate of return on plan assets for Germany was 5.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2023	2022	2021
Health care cost trend rate assumed for next year	6.25%	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.75%	5.75%	5.00%
Fiscal year that the rate reaches the ultimate trend rate	2026	2026	2028

The asset allocation for the company’s U.S. and non-U.S. pension plans at the end of 2023 and 2022 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
		Percentage of			Percentage of			Percentage of
		Plan Assets at			Plan Assets at			Plan Assets at
	Target	Year-End		Target	Year-End		Target	Year-End
Asset Category	2023	2023	2022	2023	2023	2022	2023	2023	2022
Equities	55.0%	53.8%	53.1%	21.0%	22.0%	25.5%	0.0%	0.0%	0.0%
Fixed income	45.0%	44.9%	45.8%	79.0%	77.2%	70.0%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.1%	0.0%	0.0%	0.0%	100.0%	99.5%	98.9%
Cash[1]	0.0%	1.3%	1.0%	0.0%	0.8%	4.5%	0.0%	0.5%	1.1%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2023 and 2022. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2023, we maintained our assets within the allowed ranges of the target asset allocation mix of 55 percent equities and 45 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan.

The non-U.S. pension plans consist of all the pension plans administered outside the U.S., principally consisting of plans in Germany and the United Kingdom. During 2023, we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2024.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2023 and 2022. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	December 2, 2023
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$172,166	$-	$172,166
Fixed income	-	129,044	-	129,044
Cash	4,054	-	-	4,054
Total categorized in the fair value hierarchy	4,054	301,210	-	305,264
Other investments measured at NAV[1]	-	-	-	14,474
Total	$4,054	$301,210	$-	$319,738

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$29,601	$-	$-	$29,601
Fixed income	40,686	-	726	41,412
Cash	1,137	-	-	1,137
Total categorized in the fair value hierarchy	71,424	-	726	72,150
Other investments measured at NAV[1]				62,472
Total	$71,424	$-	$726	$134,622

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$132,754	$132,754
Cash	699	-	-	699
Total	$699	$-	$132,754	$133,453

	December 3, 2022
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$152,084	$21,525	$173,609
Fixed income	-	126,114	23,547	149,661
Insurance	-	-	179	179
Cash	3,337	-	-	3,337
Total categorized in the fair value hierarchy	3,337	278,198	45,251	326,786

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$28,422	$-	$-	$28,422
Fixed income	41,515	-	703	42,218
Cash	491	-	-	491
Total categorized in the fair value hierarchy	70,428	-	703	71,131
Other investments measured at NAV[1]				70,777
Total	$70,428	$-	$703	$141,908

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$119,446	$119,446
Cash	1,336	-	-	1,336
Total	$1,336	$-	$119,446	$120,782

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

The definitions of fair values of our pension and other postretirement benefit plan assets at  December 2, 2023 and December 3, 2022 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the years ended December 2, 2023 and December 3, 2022:

	Fixed Income
U.S. Pension Plans	2023	2022
Level 3 balance at beginning of year	$45,251	$186
Net transfers (out of)/into level 3	(45,072)	$16,564
Purchases, sales, issuances and settlements, net	(179)	28,501
Level 3 balance at end of year	$-	$45,251

	Fixed Income
Non-U.S. Pension Plans	2023	2022
Level 3 balance at beginning of year	$703	$749
Net transfers into level 3	-	7
Net losses	-	(1)
Currency change effect	23	(52)
Level 3 balance at end of year	$726	$703

	Insurance
Other Postretirement Benefits	2023	2022
Level 3 balance at beginning of year	$119,446	$135,484
Net transfers out of level 3	-	(1,992)
Purchases, sales, issuances and settlements, net	(1,144)	(1,122)
Net gains/(losses)	14,452	(12,924)
Level 3 balance at end of year	$132,754	$119,446

Note 11: Income Taxes

Income before income taxes and income from equity method investments	2023	2022	2021
United States	$15,276	$63,718	$14,989
Non-U.S.	218,885	188,210	201,862
Total	$234,161	$251,928	$216,851

Components of the provision for income tax expense (benefit)	2023	2022	2021
Current:
U.S. federal	$18,347	$12,181	$10,310
State	5,529	3,389	2,265
Non-U.S.	87,449	63,750	57,801
	111,325	79,320	70,376
Deferred:
U.S. federal	(100)	8,150	(6,891)
State	(4,111)	(1,767)	(350)
Non-U.S.	(13,585)	(8,517)	(102)
	(17,796)	(2,134)	(7,343)
Total	$93,529	$77,186	$63,033

Reconciliation of effective income tax	2023	2022	2021
Tax at statutory U.S. federal income tax rate	$49,174	$52,760	$45,539
State income taxes, net of federal benefit	1,137	1,252	1,444
Foreign dividend repatriation[1]	21,730	2,596	1,104
Foreign operations	12,558	1,868	19,673
Executive compensation over $1.0 million	784	2,847	2,507
Non-U.S. stock option expense	730	525	575
Change in valuation allowance	725	3,187	(9,572)
Research and development tax credit	(1,400)	(927)	(993)
Foreign-derived intangible income	(2,665)	(2,786)	(2,617)
Global intangible low-taxed income	2,345	1,890	2,334
Provision to return	1,336	840	1,122
Cross currency swap	-	7,020	3,931
Contingency reserve	5,951	5,909	(2,139)
Other	1,124	205	125
Total income tax expense	$93,529	$77,186	$63,033

1 Foreign dividend repatriation line includes impact of withholding tax recorded on earnings that are no longer permanently reinvested.

Deferred income tax balances at each year-end related to:	2023	2022
Deferred tax assets:
Pension and other post-retirement benefit plans	$5,306	$6,752
Employee benefit costs	27,672	25,196
Foreign tax credit carryforward	6,538	7,884
Tax loss carryforwards	25,894	22,948
Leases	12,716	8,538
Hedging activity	18,638	13,299
Interest deduction limitation	37,519	17,736
Other	33,022	28,840
Gross deferred tax assets	167,305	131,193
Less: valuation allowance	(15,595)	(14,424)
Total net deferred tax assets	151,710	116,769
Deferred tax liability:
Depreciation and amortization	(209,266)	(215,219)
Pension and other post-retirement benefit plans	(41,444)	(37,362)
Undistributed earnings of non-U.S. subsidiaries	(21,926)	-
Leases	(12,510)	(8,329)
Total deferred tax liability	(285,146)	(260,910)
Net deferred tax liability	$(133,436)	$(144,141)

The difference between the change in the deferred tax liability on the balance sheet and the deferred tax provision is primarily related to the defined benefit pension plan adjustment and hedges recorded in accumulated other comprehensive income (loss) offset by liabilities established in purchase accounting.

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

U.S. income taxes have not been provided on approximately $1,154,354 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $81,655 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $60,269 can be carried forward indefinitely, while the remaining $21,386 of tax losses must be utilized during 2024 to 2041.

The U.S. has a branch foreign tax credit carryforward of $4,465. A valuation allowance has been recorded against this foreign tax credit carryforward to reflect that this amount is not more-likely-than-not to be realized.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2023	2022
Balance at beginning of year	$17,582	$13,281
Tax positions related to the current year:
Additions	723	469

Tax positions related to prior years:
Additions	5,658	5,885
Reductions	(965)	(1,019)
Settlements	(8,156)	-
Lapses in applicable statutes of limitation	(588)	(1,034)
Balance at end of year	$14,254	$17,582

Included in the balance of unrecognized tax benefits as of  December 2, 2023 and December 3, 2022 are potential benefits of $10,338 and $12,663 respectively, that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 2, 2023, we recognized a net benefit for interest and penalties of $824 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $6,708 as of December 2, 2023. For the year ended December 3, 2022, we recognized a net benefit for interest and penalties of $2,760 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $6,275 as of December 3, 2022.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2020 or Swiss income tax examination for years prior to 2020. During the second quarter of 2016, H.B. Fuller (China) Adhesives, Ltd. was notified of a transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR rate debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was an asset of $2,458 at December 2, 2023 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was an asset of $1,174 at December 2, 2023 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $63 at December 2, 2023 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax gains (losses) recognized in comprehensive income related to derivative instruments designated as cash flow hedges are as follows:

	December 2, 2023	December 3, 2022	November 27, 2021
Cross-currency swap contracts	$-	$(3,536)	$(4,554)
Interest rate swap contracts	$5,932	$13,148	$20,109
Net investment hedges	$(18,555)	$(54,040)	-

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreements were converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. See Note 7 for further discussion on the issuance of our Public Notes. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $41,532 at  December 2, 2023, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

On February 14, 2017, we entered into an interest rate swap agreement to convert $150,000 of our $300,000 Public Notes that were issued on February 14, 2017 to a variable interest rate of 1-month LIBOR plus 1.86 percent. The swap was designated for hedge accounting treatment as a fair value hedge. We applied the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $150,000 fixed rate Public Notes are compared with the change in the fair value of the swap. On May 1, 2020, we terminated the swap agreement. Upon termination, we received $15,808 in cash. The remaining swap liability will be accounted for as a discount on long-term debt and will be amortized to interest expense over the remaining life of the Public Notes of seven years.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of December 2, 2023, the combined fair value of the swaps was a liability of $72,589 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income (loss). The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $54,850 as of December 2, 2023. The amounts of pretax loss recognized in comprehensive income related to the net investment hedge was $18,712 in 2023. As of December 2, 2023, we did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

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

As of December 2, 2023, we had forward foreign currency contracts maturing between December 4, 2023 and May 13, 2024. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments are as follows:

	December 2, 2023	December 3, 2022	November 27, 2021
Foreign currency forward contracts	$8,497	$5,711	$(357)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of December 2, 2023, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 2, 2023 and December 3, 2022, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements
		Using:
	December 2,
Description	2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,314	$19,314	$-	$-
Foreign exchange contract assets	13,501	-	13,501	-
Interest rate swaps, cash flow hedge assets	3,632	$-	3,632	$-

Liabilities:
Foreign exchange contract liabilities	$5,004	$-	$5,004	$-
Interest rate swaps, cash flow hedge liabilities	63	$-	63	$-
Interest rate swaps, fair value hedge liabilities	41,532	$-	41,532	$-
Net investment hedge liability	72,589	-	72,589	-
Contingent consideration liability	1,370	-	-	1,370

		Fair Value Measurements
		Using:
	December 3,
Description	2022	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,013	$4,013	$-	$-
Foreign exchange contract assets	10,282	-	10,282	-

Liabilities:
Foreign exchange contract liabilities	$4,570	$-	$4,570	$-
Cross-currency cash flow hedge liabilities	42,542	-	42,542	-
Interest rate swaps, cash flow hedge liabilities	54,046	-	54,046	-
Contingent consideration liability	1,977	-	-	1,977

The valuation of our contingent consideration liability related to the acquisitions of GSSI and TissueSeal was $870 and $500, respectively, as of December 2, 2023. As of December 2, 2023, the agreement provisions for the ZKLT contingent consideration were met, and as a result, $4,132 was paid during 2023. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions.

Contingent consideration liability	2023
Level 3 balance at beginning of year	$1,977
Fair value adjustment	3,763
Payment of contingent consideration	(4,132)
Mark to market adjustment	(238)
Level 3 balance at end of year	$1,370

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

Note 14: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $5,034 and $5,754 as of December 2, 2023 and December 3, 2022, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $2,301 and $2,789 as of December 2, 2023 and December 3, 2022, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	December 2,	December 3,	November 27,
	2023	2022	2021
Lawsuits and claims settled	9	7	2
Settlement amounts	$4,200	$296	$85
Insurance payments received or expected to be received	$2,379	$195	$55

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

Reportable operating segment financial information for all periods presented is as follows:

	2023	2022	2021
Net revenue
Hygiene, Health and Consumable Adhesives	$1,601,487	$1,695,934	$1,472,756
Engineering Adhesives	1,428,744	1,532,639	1,371,756
Construction Adhesives	480,703	520,610	433,519
Total	$3,510,934	$3,749,183	$3,278,031

Segment operating income (loss)
Hygiene, Health and Consumable Adhesives	$215,088	$165,786	$138,366
Engineering Adhesives	187,346	168,873	135,913
Construction Adhesives	5,961	22,989	14,148
Total segment	408,395	357,648	288,427
Corporate Unallocated[1]	(53,258)	(34,930)	(35,815)
Total	$355,137	$322,718	$252,612

Depreciation and amortization
Hygiene, Health and Consumable Adhesives	$53,398	$46,374	$45,919
Engineering Adhesives	63,143	58,307	61,082
Construction Adhesives	41,915	41,713	35,002
Corporate Unallocated[1]	1,384	582	1,171
Total	$159,840	$146,976	$143,174

Total assets[2]
Hygiene, Health and Consumable Adhesives	$1,661,122	$1,488,277
Engineering Adhesives	1,627,715	1,610,015
Construction Adhesives	990,296	987,610
Corporate	444,442	377,727
Total	$4,723,575	$4,463,629

Capital expenditures
Hygiene, Health and Consumable Adhesives	$67,933	$110,877
Engineering Adhesives	14,888	(2,302)
Construction Adhesives	4,540	(5,772)
Corporate	31,776	27,161
Total	$119,137	$129,964

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

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	2023	2022	2021
Segment operating income	$355,137	$322,718	$252,612
Other income, net	9,682	12,952	32,855
Interest expense	(134,602)	(91,521)	(78,092)
Interest income	3,943	7,779	9,476
Income before income taxes and income from equity method investments	$234,160	$251,928	$216,851

Financial information about geographic areas

	Net Revenue
	2023	2022	2021
United States	$1,551,846	$1,692,903	$1,421,623
China	430,948	462,587	433,998
Germany	393,029	419,141	409,193
Countries with more than 10 percent of total	2,375,823	2,574,631	2,264,814
All other countries with less than 10 percent of total	1,135,111	1,174,552	1,013,217
Total	$3,510,934	$3,749,183	$3,278,031

	Property, Plant and Equipment, net
	2023	2022	2021
United States	$425,765	$375,353	$331,864
Germany	114,266	107,903	120,548
China	110,061	101,563	96,300
All other countries with less than 10 percent of total	174,563	148,848	146,655
Total	$824,655	$733,667	$695,367

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	December 2, 2023
	Hygiene, Health and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$919,024	$577,751	$363,517	$-	$1,860,292
EIMEA	476,397	460,327	85,738	-	1,022,462
Asia Pacific	206,066	390,666	31,448	-	628,180
	$1,601,487	$1,428,744	$480,703	$-	$3,510,934

	December 3, 2022
	Hygiene, Health and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$1,003,179	$630,484	$411,951	$-	$2,045,614
EIMEA	471,299	478,573	78,773	-	1,028,645
Asia Pacific	221,456	423,582	29,886	-	674,924
	$1,695,934	$1,532,639	$520,610	$-	$3,749,183

	November 27, 2021
	Hygiene, Health and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$826,172	$504,626	$384,576	$-	$1,715,374
EIMEA	425,324	470,466	22,156	-	917,946
Asia Pacific	221,260	396,664	26,787	-	644,711
	$1,472,756	$1,371,756	$433,519	$-	$3,278,031

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of December 2, 2023, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 2, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of December 2, 2023, the Company’s internal control over financial reporting was effective. Ernst and Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 2, 2023, which is included elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance - Audit Committee” contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2024 (the “2024 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Information About Our Executive Officers” is incorporated herein by reference.

Since the date of our 2023 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio Disclosure” contained in the 2024 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" contained in the 2024 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

(c)
Number of securities
	(a)		(b)		remaining available for
	Number of securities		Weighted-average		future issuance under
	to be issued upon		exercise price		equity compensation
	exercise of outstanding		of outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
Period	and rights		and rights		in column (a))
Equity compensation plans approved by security holders	5,470,575	[1]	$53.27	[2]	3,413,652	[3]
Equity compensation plans not approved by security holders	-		N/A		-
Total	5,470,575		$47.77		3,413,652

1 Consists of outstanding stock options to acquire 4,941,885 shares of common stock, 283,714 outstanding time-based restricted stock units and 244,976 outstanding performance-based restricted stock units granted under the Company's equity compensation plans.

2 Consists of the weighted average exercise price of stock options granted under the Company's equity compensation plans.

3 Number of shares of common stock remaining available for future issuance under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2024 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended December 2, 2023, December 3, 2022, and November 27, 2021.

Consolidated Statements of Comprehensive Income for the fiscal years ended December 2, 2023, December 3, 2022, and November 27, 2021.

Consolidated Balance Sheets as of December 2, 2023 and December 3, 2022.

Consolidated Statements of Total Equity for the fiscal years ended December 2, 2023, December 3, 2022, and November 27, 2021.

Consolidated Statements of Cash Flows for the fiscal years ended December 2, 2023, December 3, 2022, and November 27, 2021.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits
	Item	Incorporation by Reference

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3.1 to the Current Report on Form 8-K dated December 2, 2015.

3.3	Statement of Cancellation, dated October 13, 2016	Exhibit 3.1 to the Current Report on Form 8-K dated October 12, 2016.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Current Report on Form 10-Q dated March 30, 2023.

4.2	Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K dated February 9, 2017.

4.3	First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.4	Amendment No. 1 to First Supplemental Indenture, dated February 14, 2017 between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.6 to the Current Report on Form 10-K dated January 31, 2018.

4.5	Second Supplemental Indenture, dated October 20, 2020, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.250% Notes due 2028	Exhibit 4.1 to the Current Report on Form 8-K dated October 20, 2020.

4.6	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.3)	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.7	Form of Global Note representing the 4.250% Notes due 2028 (included in Exhibit 4.5)	Exhibit 4.1 to the Current Report on Form 8-K dated October 20, 2020.

4.8	Description of Securities	Exhibit 4.8 to the Annual Report on Form 10-K dated January 24, 2020.

10.1	Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto.	Exhibit 10.1 to the Current Report on Form 8-K dated February 21, 2023.

10.2	Amendment No. 1, dated as of August 16, 2023, to the Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto.	Exhibit 10.1 to the Current Report on Form 10-Q dated September 28, 2023.

10.3	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

10.4	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007.

10.5	First Declaration of Amendment dated December 15, 2008 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.5 to the Annual Report on Form 10-K for the year ended November 29, 2008.

10.6	Second Declaration of Amendment dated May 31, 2011 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

10.7	Third Declaration of Amendment dated September 30, 2021 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.9 to the Annual Report on Form 10-K for the year ended November 27, 2021.

*10.8	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and U.S. Bank, National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the year ended November 29, 1997.

*10.9	Amendments to H.B. Fuller Company Executive Benefit Trust, dated October 1, 1997 and March 2, 1998, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K405 for the year ended November 28, 1998,

*10.10	Amendment to the H.B. Fuller Company Executive Benefit Trust dated December 19, 2007	Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007.

*10.11	Amendment to the H.B. Fuller Company Executive Benefit Trust dated March 31, 2009	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.12	H.B. Fuller Company Key Employee Deferred Compensation Plan (2021 Restatement)	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 27, 2021.

*10.13	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.14	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers for agreements entered into after January 24, 2019	Exhibit 10.9 to the Current Report on Form 8-K dated January 24, 2019.

*10.15	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.16	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers hired on or after October 2023	Filed herewith.

*10.17	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.18	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.19	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.20	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after October 20, 2017	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.21	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.1 to the Current Report on Form 8-K dated April 18, 2018.

*10.22	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2019.

*10.23	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.1 to the Current Report on Form 8-K dated April 2, 2020.

*10.24	Form of Restricted Stock Unit Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.2 to the Current Report on Form 8-K dated April 2, 2020.

*10.25	Form of Restricted Stock Unit Award Agreement for the CEO under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.3 to the Current Report on Form 8-K dated April 2, 2020.

*10.26	Form of Performance Share Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.4 to the Current Report on Form 8-K dated April 2, 2020.

*10.27	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.5 to the Current Report on Form 8-K dated April 2, 2020.

*10.28	Form of Restricted Stock Unit (CEO) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2021.

*10.29	Form of Performance-Based Non-Qualified Stock Option (CEO TSR) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2021.

*10.30	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.1 to the Current Report on Form 10-K dated January 24, 2022.

*10.31	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.2 to the Current Report on Form 10-K dated January 24, 2022.

*10.32	Form of Performance Share Award Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.3 to the Current Report on Form 10-K dated January 24, 2022.

*10.33	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 7, 2022	Exhibit 10.1 to the Current Report on Form 10-Q dated June 23, 2022.

*10.34	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.2 to the Current Report on Form 10-Q dated June 29, 2023.

*10.35	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.3 to the Current Report on Form 10-Q dated June 29, 2023.

*10.36	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.4 to the Current Report on Form 10-Q dated June 29, 2023.

*10.37	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.1 to the Current Report on Form 10-Q dated June 23, 2022.

*10.38	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007.

*10.39	First Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.40	Second Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 1, 2019.

*10.41	Third Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2019.

*10.42	Fourth Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.43 to the Annual Report on Form 10-K for the year ended November 28, 2020.

*10.43	Fifth Amendment to the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.40 to the Annual Report on Form 10-K for the year ended November 27, 2021.

*10.44	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.45	First Amendment of H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)	Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 29, 2008.

*10.46	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.47	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Filed herewith.

*10.48	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.49	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.50	H.B. Fuller Company 2018 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 28, 2018.

*10.51	Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2021.

*10.52	Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 22, 2023.

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	302 Certification – Celeste B. Mastin

31.2	302 Certification – John J. Corkrean

32.1	906 Certification – Celeste B. Mastin

32.2	906 Certification – John J. Corkrean

97.1	Executive and Key Manager Compensation Recovery Policy	Filed herewith.

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended December 2, 2023 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

H.B. FULLER COMPANY

	By:	/s/ Celeste B. Mastin
Dated: January 24, 2024		CELESTE B. MASTIN
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

* by /s/ Gregory O. Ogunsanya
GREGORY O. OGUNSANYA, Attorney in Fact

Dated: January 24, 2024