Form 10-Q
period 2024-03-02
FULLER H B CO
filed 2024-03-28
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,489,816 as of March 22, 2024.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 2,	March 4,
	2024	2023
Net revenue	$810,419	$809,183
Cost of sales	(571,182)	(594,374)
Gross profit	239,237	214,809
Selling, general and administrative expenses	(172,362)	(154,542)
Other income, net	1,501	2,604
Interest expense	(31,901)	(33,069)
Interest income	1,307	667
Income before income taxes and income from equity method investments	37,782	30,469
Income taxes	(7,814)	(9,733)
Income from equity method investments	1,044	1,180
Net income including non-controlling interest	31,012	21,916
Net income attributable to non-controlling interest	(21)	(27)
Net income attributable to H.B. Fuller	$30,991	$21,889

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.57	$0.40
Diluted	$0.55	$0.39

Weighted-average common shares outstanding:
Basic	54,702	54,174
Diluted	56,573	55,919

Dividends declared per common share	$0.205	$0.190

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 2,	March 4,
	2024	2023
Net income including non-controlling interest	$31,012	$21,916
Other comprehensive (loss) income
Foreign currency translation	(19,362)	(3,636)
Defined benefit pension plans adjustment, net of tax	2,119	851
Interest rate swaps, net of tax	(2,465)	8,335
Net investment hedges, net of tax	3,790	(299)
Other comprehensive (loss) income	(15,918)	5,251
Comprehensive income	15,094	27,167
Less: Comprehensive income attributable to non-controlling interest	12	37
Comprehensive income attributable to H.B. Fuller	$15,082	$27,130

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 2,	December 2,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$165,249	$179,453
Trade receivables (net of allowances of $11,658 and $11,080, as of March 2, 2024 and December 2, 2023, respectively)	525,689	577,932
Inventories	490,179	442,040
Other current assets	115,731	112,678
Total current assets	1,296,848	1,312,103

Property, plant and equipment	1,772,088	1,755,035
Accumulated depreciation	(949,189)	(930,380)
Property, plant and equipment, net	822,899	824,655

Goodwill	1,486,784	1,486,512
Other intangibles, net	702,307	729,140
Other assets	373,135	371,165
Total assets	$4,681,973	$4,723,575

Liabilities, non-controlling interest and total equity
Current liabilities
Notes payable	$1,544	$1,841
Trade payables	460,649	439,700
Accrued compensation	63,116	95,680
Income taxes payable	49,516	47,688
Other accrued expenses	78,352	107,902
Total current liabilities	653,177	692,811

Long-term debt	1,829,253	1,836,590
Accrued pension liabilities	50,529	50,189
Other liabilities	380,769	388,072
Total liabilities	$2,913,728	$2,967,662

Commitments and contingencies (Note 12)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 54,437,953 and 54,092,987 as of March 2, 2024 and December 2, 2023, respectively	$54,438	$54,093
Additional paid-in capital	309,624	301,485
Retained earnings	1,862,252	1,842,507
Accumulated other comprehensive loss	(458,789)	(442,880)
Total H.B. Fuller stockholders' equity	1,767,525	1,755,205
Non-controlling interest	720	708
Total equity	1,768,245	1,755,913
Total liabilities, non-controlling interest and total equity	$4,681,973	$4,723,575

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 2, 2023	$54,093	$301,485	$1,842,507	$(442,880)	$708	$1,755,913
Comprehensive income	-	-	30,991	(15,909)	12	15,094
Dividends	-	-	(11,246)	-	-	(11,246)
Stock option exercises	200	8,777	-	-	-	8,977
Share-based compensation plans and other, net	225	5,490	-	-	-	5,715
Repurchases of common stock	(80)	(6,128)	-	-	-	(6,208)
Balance at March 2, 2024	$54,438	$309,624	$1,862,252	$(458,789)	$720	$1,768,245

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	21,889	5,241	37	27,167
Dividends	-	-	(10,305)	-	-	(10,305)
Stock option exercises	76	3,520	-	-	-	3,596
Share-based compensation plans and other, net	102	5,221	-	-	-	5,323
Repurchases of common stock	(36)	(2,412)	-	-	-	(2,448)
Balance at March 4, 2023	$53,819	$272,820	$1,752,943	$(446,116)	$661	$1,634,127

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 2, 2024	March 4, 2023
Cash flows from operating activities:
Net income including non-controlling interest	$31,012	$21,916
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	23,168	19,248
Amortization	20,355	18,683
Deferred income taxes	(5,658)	(5,746)
Income from equity method investments, net of dividends received	(1,044)	(1,180)
Debt issuance costs write-off	-	2,689
Loss on fair value adjustment on contingent consideration liability	-	139
Gain on sale or disposal of assets	(86)	(4)
Share-based compensation	5,088	4,527
Pension and other post-retirement benefit plan activity	(2,126)	(3,476)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	56,886	55,407
Inventories	(50,189)	(33,800)
Other assets	(9,064)	(28,947)
Trade payables	27,640	8,996
Accrued compensation	(31,862)	(57,000)
Other accrued expenses	(12,040)	(6,414)
Income taxes payable	(5,121)	(2,235)
Other liabilities	(399)	(3,085)
Other	791	15,827
Net cash provided by operating activities	47,351	5,545

Cash flows from investing activities:
Purchased property, plant and equipment	(43,293)	(47,604)
Purchased businesses, net of cash acquired	-	(16,723)
Proceeds from sale of property, plant and equipment	568	611
Net cash used in investing activities	(42,725)	(63,716)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	195,000	1,300,000
Repayment of long-term debt	(203,250)	(1,176,650)
Payment of debt issuance costs	-	(10,214)
Net payment of notes payable	(276)	(881)
Dividends paid	(11,151)	(10,222)
Proceeds from stock options exercised	8,977	3,595
Repurchases of common stock	(6,208)	(2,448)
Net cash (used in) provided by financing activities	(16,908)	103,180

Effect of exchange rate changes on cash and cash equivalents	(1,922)	563
Net change in cash and cash equivalents	(14,204)	45,572
Cash and cash equivalents at beginning of period	179,453	79,910
Cash and cash equivalents at end of period	$165,249	$125,482

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended  December 2, 2023 as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU provides new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. Our effective date for adoption of this ASU is our fiscal year ending November 28, 2026. We are evaluating the impact the new disclosure guidance will have on our Consolidated Finance Statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. Our effective date for adoption of this ASU is our fiscal year ending November 29, 2025. We are evaluating the impact the new disclosure guidance will have on our Consolidated Finance Statements.

Supplier Finance Program

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement on rollforward information which is an annual requirement. During the first quarter of our fiscal year ending November 30, 2024, we adopted ASU 2022-04. We will present the annual roll-forward disclosure requirement within our annual report on Form 10-K.

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of March 2, 2024 were approximately $4,025. These obligations under the Company’s supplier finance programs are included in Accounts Payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the company.

Note 2: Acquisitions

Sanglier Ltd.

On September 8, 2023, we acquired the assets of Sanglier Ltd. (“Sanglier”) for a base purchase price of 13,361 British pound sterling, or approximately $16,660 which was funded through existing cash. This includes a holdback amount of 2,100 British pound sterling that will be paid on the 18-month anniversary of the closing date. Sanglier, headquartered in Mansfield, United Kingdom, is a manufacturer and filler of sprayable (aerosol and cannister) industrial adhesives. The acquisition of Sanglier expands our innovation capabilities and product portfolio across the United Kingdom and Europe transforming adhesives applications to enable sprayable delivery providing end users with an opportunity to greatly improve labor efficiency. The acquisition fair value measurement was preliminary as of March 2, 2024 and includes intangible assets of $10,723 and other net assets of $5,937. Sanglier is included in our Construction Adhesives operating segment.

Adhezion Biomedical LLC

On June 23, 2023, we acquired Adhezion Biomedical LLC (“Adhezion”) for a base purchase price of $80,802 which was funded through borrowings on our credit facility. This includes a holdback amount of $780 that will be paid on the 12-month anniversary of the closing date. The agreement includes a payment of contingent consideration up to $15,000 following the completion of certain performance goals and conditions. Adhezion, headquartered in Wyomissing, Pennsylvania, is a manufacturer of cyanoacrylate-based healthcare adhesives and infection prevention products. The acquisition of Adhezion positions us for expansion in the healthcare adhesives industry and creates a solid, unique platform from which to scale and innovate in the healthcare adhesives industry. The acquisition fair value measurement was preliminary as of March 2, 2024 and includes intangible assets of $38,500, goodwill of $37,589 and other net assets of $4,713. Goodwill represents expected synergies from combining Adhezion with our existing business. As of March 2, 2024, the amount of goodwill that is deductible for tax purposes is $25,702. Adhezion is included in our Hygiene, Health and Consumable Adhesives operating segment.

XChem International LLC

On June 12, 2023, we acquired XChem International LLC ("XChem") for a base purchase price of approximately $14,496 which was funded through borrowings on our credit facility. This includes a holdback amount of $1,650 that will be paid on the 18-month anniversary of the closing date. XChem, headquartered in Ras Al-Khaimah, United Arab Emirates, is a manufacturer of adhesives and sealants for construction-related applications. The acquisition of XChem provides our construction adhesives global business with additional manufacturing presence for certain brands outside the U.S. and broadens our construction adhesives portfolio of highly specified applications and diversifies it toward both non-U.S. and infrastructure-oriented markets. The acquisition fair value measurement was preliminary as of March 2, 2024 and includes intangible assets of $4,600, goodwill of $4,504 and other net assets of $5,392. Goodwill represents expected synergies from combining XChem with our existing business. Goodwill is not deductible for tax purposes. XChem is included in our Construction Adhesives operating segment.

Beardow Adams Holdings Ltd.

On May 1, 2023, we acquired Beardow Adams Holdings Ltd. (“Beardow Adams”) for a total purchase price of 80,738 British pound sterling, or approximately $100,885, which was funded through borrowings on our credit facility. This includes a holdback amount of 8,000 British pound sterling that will be paid on the 18-month anniversary of the closing date. Beardow Adams, based in the United Kingdom, develops and manufactures adhesives, sealants and coatings, principally in the fields of packaging and related applications. The acquisition of Beardow Adams is expected to accelerate profitable growth in many of our core end markets and generate business synergies through better raw material pricing, production optimization and an expanded distribution platform. The acquisition fair value measurement was preliminary as of March 2, 2024 and includes intangible assets of $35,425, goodwill of $27,280 and other net assets of $38,180. Goodwill represents expected synergies from combining Beardow Adams with our existing business. As of March 2, 2024, the amount of goodwill that is deductible for tax purposes is $2,998. The remaining goodwill is not deductible for tax purposes. Beardow Adams is included in our Hygiene, Health and Consumable Adhesives operating segment.

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

Note 3: Restructuring Actions

During fiscal year 2023, the Company approved restructuring plans (the "Plans") related to organizational changes and other actions to optimize operations and integrate acquired businesses. The Plans were implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026, with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024. In implementing the Plans, the Company currently expects to incur pre-tax costs of approximately $39,100 to $44,100 for severance and related employee costs globally, other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans.

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended
	March 2, 2024	March 4, 2023
Cost of sales	$2,915	$2,301
Selling, general and administrative	1,165	625
	$4,080	$2,926

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 3, 2022	$57	$-	$-	$57
Expenses incurred	22,731	1,369	487	24,587
Non-cash charges	-	(1,369)	(453)	(1,822)
Cash payments	(9,802)	-	(34)	(9,836)
Foreign currency translation	(1,263)	-	-	(1,263)
Balance at December 2, 2023	$11,723	$-	$-	$11,723
Expenses incurred	1,611	2,417	52	4,080
Non-cash charges	-	(2,417)	(41)	(2,458)
Cash payments	(4,118)	-	(11)	(4,129)
Foreign currency translation	(142)	-	-	(142)
Balance at March 2, 2024	$9,074	$-	$-	$9,074

Non-cash charges primarily include accelerated depreciation resulting from the cessation of use of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	March 2,	December 2,
	2024	2023
Raw materials	$230,044	$206,140
Finished goods	260,135	235,900
Total inventories	$490,179	$442,040

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the three months ended March 2, 2024 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at December 2, 2023	$402,598	$651,145	$432,769	$1,486,512
Acquisitions	$551	$-	$3,006	3,557
Foreign currency translation effect	$(1,129)	$(2,214)	$58	(3,285)
Balance at March 2, 2024	$402,020	$648,931	$435,833	$1,486,784

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	March 2, 2024
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$136,904	$973,481	$58,205	$9,885	$1,178,475
Accumulated amortization	(54,091)	(391,506)	(24,815)	(6,229)	(476,641)
Net identifiable intangibles	$82,813	$581,975	$33,390	$3,656	$701,834

	December 2, 2023
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$144,763	$986,470	$58,484	$10,911	$1,200,628
Accumulated amortization	(59,631)	(382,220)	(23,099)	(7,012)	(471,962)
Net identifiable intangibles	$85,132	$604,250	$35,385	$3,899	$728,666

Amortization expense with respect to amortizable intangible assets was $20,355 and $18,683 for the three months ended March 2, 2024 and March 4, 2023, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$55,446	$76,531	$69,810	$66,495	$66,188	$367,364

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  March 2, 2024 and December 2, 2023 were $473 and $474, respectively, and relate to trademarks and trade names. The change in non-amortizable assets as of March 2, 2024 compared to December 2, 2023 was due to changes in foreign currency exchange rates.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended March 2, 2024 and March 4, 2023
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2024	2023	2024	2023	2024	2023
Service cost	$-	$-	$350	$413	$-	$-
Interest cost	3,464	3,475	1,569	1,410	291	301
Expected return on assets	(6,555)	(7,206)	(1,637)	(1,730)	(2,727)	(2,465)
Amortization:
Prior service cost	-	-	16	15	-	-
Actuarial loss	1,159	635	513	491	-	-
Net periodic (benefit) cost	$(1,932)	$(3,096)	$811	$599	$(2,436)	$(2,164)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended March 2, 2024				Three Months Ended March 4, 2023
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$30,991	$21			$21,889	$27
Foreign currency translation¹	$(19,353)	$-	(19,353)	(9)	$(3,646)	$-	(3,646)	10
Defined benefit pension plans adjustment²	2,821	(702)	2,119	-	1,141	(290)	851	-
Interest rate swaps³	(3,276)	811	(2,465)	-	11,055	(2,720)	8,335	-
Net investment hedges³	5,025	(1,235)	3,790	-	(397)	98	(299)	-
Other comprehensive (loss) income	$(14,783)	$(1,126)	$(15,909)	$(9)	$8,153	$(2,912)	$5,241	$10
Comprehensive income			$15,082	$12			$27,130	$37

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

The components of accumulated other comprehensive loss are as follows:

	March 2, 2024
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(266,080)	$(266,045)	$(35)
Defined benefit pension plans adjustment, net of taxes of $66,280	(125,350)	(125,350)	-
Interest rate swap, net of taxes of ($649)	2,007	2,007	-
Net investment hedges, net of taxes of $16,509	(51,060)	(51,060)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(458,824)	$(458,789)	$(35)

	December 2, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(246,736)	$(246,692)	$(44)
Defined benefit pension plans adjustment, net of taxes of $66,982	(127,469)	(127,469)	-
Interest rate swap, net of taxes of ($1,460)	4,472	4,472	-
Net investment hedges, net of taxes of $17,744	(54,850)	(54,850)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(442,924)	$(442,880)	$(44)

Note 8: Income Taxes

Income tax expense for the three months ended March 2, 2024 includes $2,527 of discrete tax benefit relating to various foreign tax matters, as well as an excess tax benefit related to U.S. stock compensation. Excluding the discrete tax benefit, the overall effective tax rate was 27.4 percent for the three months ended March 2, 2024.

Income tax expense for the three months ended March 4, 2023 includes $846 of discrete tax expense relating to various foreign tax matters offset by an excess tax benefit related to U.S. stock compensation. Excluding the discrete tax expense, the overall effective tax rate was 29.2 percent for the three months ended March 4, 2023.

As of  March 2, 2024, we had a liability of $14,127 recorded for gross unrecognized tax benefits (excluding interest) compared to $14,254 as of December 2, 2023. As of March 2, 2024 and December 2, 2023, we had accrued $6,649 and $6,310 of gross interest relating to unrecognized tax benefits, respectively.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	March 2,	March 4,
(Shares in thousands)	2024	2023
Weighted-average common shares - basic	54,702	54,174
Equivalent shares from share-based compensations plans	1,871	1,745
Weighted-average common and common equivalent shares diluted	56,573	55,919

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

Share-based compensation awards of 1,138,264 and 1,172,987 shares for the three months ended March 2, 2024 and March 4, 2023, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR rate debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was an asset of $3,777 at March 2, 2024 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $4,044 at March 2, 2024 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was an asset of $293 at March 2, 2024 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax (losses) gains recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended
	March 2, 2024	March 4, 2023
Interest rate swap contracts	(3,276)	11,055

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $40,698 at  March 2, 2024, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of March 2, 2024, the combined fair value of the swaps was a liability of $67,574 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $51,060 of March 2, 2024. The amounts of pretax gain recognized in comprehensive income related to the net investment hedge was $5,025 for the three months ended March 2, 2024. As of March 2, 2024, we did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments

We use foreign currency forward contracts to offset our exposure to the change in value of certain foreign currency denominated assets and liabilities held at foreign subsidiaries that are remeasured at the end of each period. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Foreign currency forward contracts are recorded as assets and liabilities on the balance sheet at fair value. Changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. See Note 11 for the fair value amounts of these derivative instruments.

As of March 2, 2024, we had forward foreign currency contracts maturing between March 4, 2024 and May 13, 2024. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the three months ended March 2, 2024 and March 4, 2023 were $5,061 and $7,154, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of March 2, 2024, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 2, 2024 and December 2, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	March 2,	Fair Value Measurements Using:
Description	2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11,052	$11,052	$-	$-
Foreign exchange contract assets	8,972	-	8,972	-
Interest rate swaps, cash flow hedge assets	4,070	-	4,070	-

Liabilities:
Foreign exchange contract liabilities	$3,911	$-	3,911	$-
Interest rate swaps, cash flow hedge liabilities	4,044	-	4,044	-
Interest rate swaps, fair value hedge liabilities	40,698	-	40,698	-
Net investment hedge liabilities	67,574	-	67,574	-
Contingent consideration liability	500	-	-	500

	December 2,	Fair Value Measurements Using:
Description	2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,314	$19,314	$-	$-
Foreign exchange contract assets	13,501	-	13,501	-
Interest rate swaps, cash flow hedge assets	3,632	-	3,632	-

Liabilities:
Foreign exchange contract liabilities	$5,004	$-	$5,004	$-
Interest rate swaps, cash flow hedge liabilities	63	-	63
Interest rate swaps, fair value hedge liabilities	41,532	-	41,532
Net investment hedge liabilities	72,589	-	72,589	-
Contingent consideration liabilities	1,370	-	-	1,370

The valuation of our contingent consideration liability related to the acquisition of TissueSeal and was $500 as of  March 2, 2024. The contingent consideration of $870 related to the acquisition of GSSI was paid in the first quarter of 2024. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of the contingent consideration liabilities:

Amounts
Balance at December 2, 2023	$1,370
Contingent consideration payment	(870)
Balance at March 2, 2024	$500

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $1,804,124 and $1,785,199 as of March 2, 2024 and December 2, 2023, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $4,581 and $5,034 as of March 2, 2024 and December 2, 2023, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $1,888 and $2,301 as of March 2, 2024 and December 2, 2023, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	March 2, 2024	March 4, 2023	December 2, 2023
Lawsuits and claims settled	4	2	18
Settlement amounts	$705	$30	$4,581
Insurance payments received or expected to be received	$519	$39	$2,629

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

In February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in September 2022.  The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company or its affiliates. The named plaintiffs seek to represent a class but have not yet moved for class certification. The Company intends to vigorously defend itself against the claims outlined in this lawsuit. As of March 2, 2024, we are unable to estimate any possible loss or range of possible losses and have not recorded a loss contingency for this matter.

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	March 2, 2024		March 4, 2023
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$367,693	$46,877	$383,528	$45,146
Engineering Adhesives	328,766	34,834	333,067	32,475
Construction Adhesives	113,960	(2,619)	92,588	(9,634)
Total segment	$810,419	$79,092	$809,183	$67,987
Corporate Unallocated[1]	-	(12,217)	-	(7,720)
Total	$810,419	$66,875	$809,183	$60,267

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended
	March 2,	March 4,
	2024	2023
Operating income	$66,875	$60,267
Other income, net	1,501	2,604
Interest expense	(31,901)	(33,069)
Interest income	1,307	667
Income before income taxes and income from equity method investments	$37,782	$30,469

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended March 2, 2024

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$216,306	$133,051	$82,532	$431,889
EIMEA	103,889	105,132	24,985	234,006
Asia Pacific	47,498	90,583	6,443	144,524
Total	$367,693	$328,766	$113,960	$810,419

	Three Months Ended March 4, 2023

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$223,618	$133,470	$70,964	$428,052
EIMEA	107,072	113,360	14,578	235,010
Asia Pacific	52,838	86,237	7,046	146,121
Total	$383,528	$333,067	$92,588	$809,183

Note 14: Subsequent Event

On March 4, 2024, we entered into a Refinancing and Incremental Amendment (the “Refinancing and Incremental Amendment”), which amends the Second Amended and Restated Credit Agreement dated as of February 15, 2023, as previously amended. Pursuant to the Refinancing and Incremental Amendment, (i) the existing Term B loans under the Credit Agreement were refinanced by “Refinancing Loans” (as defined in the Credit Agreement) in the principal amount of $794,000 (the “Amended TLB”), (ii) certain lenders party to the Refinancing and Incremental Amendment made additional Term B loans to the Company in the principal amount of $200,000, thereby increasing the aggregate principal amount of the Amended TLB to $994,000, and (iii) the interest rate margins applicable to the Amended TLB were decreased by 25 basis points (0.25% per annum) to 200 basis points for SOFR rate loans and 100 basis points for prime rate loans. The commitment fee rates and interest rates applicable to the revolving credit facility and the term loan A facility remain unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 2, 2023 for important background information related to our business.

Net revenue in the first quarter of 2024 increased 0.2 percent from the first quarter of 2023. Net revenue increased 5.0 percent due to acquisitions, partially offset by a 3.3 percent decrease in pricing, 0.9 percent decrease due to sales volume and 0.6 percent decrease due to negative currency effect compared to the first quarter of 2023. The negative currency effects were primarily driven by a weaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger Euro, Brazilian real and Mexican peso compared to the U.S. dollar. Gross profit margin increased 300 basis points primarily due to lower raw material costs, partially offset by the impact of lower product pricing and sales volume.

Net income attributable to H.B. Fuller in the first quarter of 2024 was $31.0 million compared to $21.9 million in the first quarter of 2023. Diluted earnings per share for the first quarter of 2024 was $0.55 per share compared to $0.39 per share for the first quarter of 2023.

Restructuring Plans

During the second and third quarters of 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $39.1 million to $44.1 million ($30.4 million to $34.4 million after-tax), which include (i) cash expenditures of approximately $28.4 million to $29.6 million ($22.0 million to $23.0 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $32.2 million under the Plans as of March 2, 2024. The Plans were implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

Results of Operations

Net revenue:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Net revenue	$810.4	$809.2	0.2%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2024 compared to the third quarter and first nine months of 2023:

Three Months Ended
March 2, 2024 vs. March 4, 2023
Organic growth	(4.2)%
M&A	5.0%
Currency	(0.6)%
Total	0.2%

Organic growth was a negative 4.2 percent in the first quarter of 2024 compared to the first quarter of 2023 and consisted of a 9.4 percent decrease in Hygiene, Health and Consumable Adhesives and a 2.3 percent decrease in Engineering Adhesives, partially offset by a 10.3 percent increase in Construction Adhesives. The decrease is driven by a decrease in product pricing and volume. The 5.0 percent increase from M&A is due to our acquisitions that occurred in the last twelve months. The negative 0.6 percent foreign currency impact was primarily driven by a weaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger Euro, Brazilian real and Mexican peso compared to the U.S. dollar.

Cost of sales:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Cost of sales	$571.2	$594.4	(3.9)%
Percent of net revenue	70.5%	73.5%

Cost of sales in the first quarter of 2024 compared to the first quarter of 2023 decreased 300 basis points as a percentage of net revenue. Lower raw material costs partially offset by the impact of lower sales volume and pricing led to the decrease.

Gross profit:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Gross profit	$239.2	$214.8	11.4%
Percent of net revenue	29.5%	26.5%

Gross profit in the first quarter of 2024 increased 11.4 percent and gross profit margin increased 300 basis points compared to the first quarter of 2023. The increase in gross profit margin was primarily due to lower raw material costs, partially offset by the impact of lower sales volume and decreased product pricing.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
SG&A	$172.4	$154.5	11.6%
Percent of net revenue	21.3%	19.1%

SG&A expenses for the first quarter of 2024 compared to the first quarter of 2023 increased 220 basis points as a percentage of net revenue. The increase is due to the impact of acquisitions and higher restructuring and variable compensation costs.

Other income, net:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Other income, net	$1.5	$2.6	(42.3)%

Other income, net in the first quarter of 2024 included $4.0 million of net defined benefit pension benefits, partially offset by $2.1 million of currency transaction losses and a $0.4 million loss from the write-off of a cost method investment. Other income, net in the first quarter of 2023 included $6.5 million of net defined benefit pension benefits and $0.2 million of other income, partially offset by $4.1 million of currency transaction losses.

Interest expense:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Interest expense	$31.9	$33.1	(3.6)%

Interest expense in the first quarter of 2024 was $31.9 million compared to $33.1 million in the first quarter of 2023 and was lower primarily due to lower interest rates and lower debt balances.

Interest income:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Interest income	$1.3	$0.7	85.7%

Interest income in the first quarter of 2024 and 2023 was $1.3 million and $0.7 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Income taxes	$7.8	$9.7	(19.6)%
Effective tax rate	20.7%	31.9%

Income tax expense of $7.8 million in the first quarter of 2024 includes $2.5 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 27.4 percent. The discrete tax benefit relates to various foreign tax matters, as well an excess tax benefit related to U.S. stock compensation. Income tax expense of $9.7 million in the first quarter of 2023 includes $0.8 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 29.2 percent. The discrete tax expense relates to various foreign tax matters offset by an excess tax benefit related to U.S. stock compensation.

Income from equity method investments:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Income from equity method investments	$1.0	$1.2	(16.7)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the first quarter of 2024 compared to the first quarter of 2023 is due to lower net income in our joint venture and the unfavorable impact of the weakening of the Japanese yen against the U.S. dollar.

Net income attributable to H.B. Fuller:

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Net income attributable to H.B. Fuller	$31.0	$21.9	41.6%
Percent of net revenue	3.8%	2.7%

The net income attributable to H.B. Fuller for the first quarter of 2024 was $31.0 million compared to $21.9 million for the first quarter of 2023. The diluted earnings per share for the first quarter of 2024 was $0.55 per share as compared to $0.39 per share for the first quarter of 2023.

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

Net Revenue by Segment:

	Three Months Ended
	March 2, 2024		March 4, 2023
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$367.7	45%	$383.5	47%
Engineering Adhesives	328.7	41%	333.1	41%
Construction Adhesives	114.0	14%	92.6	12%
Segment total	$810.4	100%	$809.2	100%
Corporate Unallocated	-	-	-	-
Total	$810.4	100%	$809.2	100%

Segment Operating Income (Loss):

	Three Months Ended
	March 2, 2024		March 4, 2023
	Segment		Segment
	Operating		Operating
	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$46.9	70%	$45.1	75%
Engineering Adhesives	34.8	52%	32.5	54%
Construction Adhesives	(2.6)	(4)%	(9.6)	(16)%
Segment total	$79.1	118%	$68.0	113%
Corporate Unallocated	(12.2)	(18)%	(7.7)	(13)%
Total	$66.9	100%	$60.3	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Net revenue	$367.7	$383.5	(4.1)%
Segment operating income	$46.9	$45.1	4.0%
Segment operating margin	12.8%	11.8%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

Three Months Ended
March 2, 2024 vs. March 4, 2023
Organic growth	(9.4)%
M&A	5.8%
Currency	(0.5)%
Total	(4.1)%

Net revenue decreased 4.1 percent in the first quarter of 2024 compared to the first quarter of 2023. The decrease in organic growth was attributable to a decrease in sales volume and product pricing. The 5.8 percent increase in net revenue from M&A was due to the acquisitions of Beardow Adams in the second quarter of 2023 and Adhezion in the third quarter of 2023. The negative currency effect was due to a weaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger Brazilian real and Mexican peso compared to the U.S. dollar. As a percentage of net revenue, gross margin increased due to lower raw material costs, partially offset by the impact of lower product pricing and lower sales volume. SG&A expenses as a percentage of net revenue increased due to the impact of acquisitions, lower net revenue and higher variable compensation costs. Segment operating income increased 4.0 percent and segment operating margin as a percentage of net revenue increased 100 basis points compared to the first quarter of 2023.

Engineering Adhesives

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Net revenue	$328.7	$333.1	(1.3)%
Segment operating income	$34.8	$32.5	7.1%
Segment operating margin	10.6%	9.8%

The following tables provide details of the Engineering Adhesives net revenue variances:

Three Months Ended
March 2, 2024 vs. March 4, 2023
Organic growth	(2.3)%
M&A	1.9%
Currency	(0.9)%
Total	(1.3)%

Net revenue decreased 1.3 percent in the first quarter of 2024 compared to the first quarter of 2023. The decrease in organic growth was attributable to a decrease in product pricing and sales volume. The 1.9 percent increase in net revenue from M&A was due to the acquisition of Aspen in the first quarter of 2023. The negative currency effect was due to a weaker Chinese renminbi and Turkish lira offset by a stronger Euro compared to the U.S. dollar. Gross margin as a percentage of net revenue increased due to lower raw material costs, partially offset by the impact of lower product pricing and sales volume. SG&A expenses as a percentage of net revenue increased due to lower net revenue and higher variable compensation costs. Segment operating income increased 7.1 percent and segment operating margin increased 80 basis points compared to the first quarter of 2023.

Construction Adhesives

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Net revenue	$114.0	$92.6	23.1%
Segment operating loss	$(2.6)	$(9.6)	(72.9)%
Segment operating margin	(2.3)%	(10.4)%

The following tables provide details of the Construction Adhesives net revenue variances:

Three Months Ended
March 2, 2024 vs. March 4, 2023
Organic growth	10.3%
M&A	12.7%
Currency	0.1%
Total	23.1%

Net revenue increased 23.1 percent in the first quarter of 2024 compared to the first quarter of 2023. The increase in organic growth was attributable to an increase in sales volume, partially offset by a slight decrease in product pricing. The 12.7 percent increase in net revenue from M&A was due to the acquisition of XChem in the third quarter of 2023 and Sanglier in the fourth quarter of 2023. Gross margin as a percentage of net revenue increased primarily due to higher sales volume and lower raw material costs partially offset by a slight decrease in product pricing. SG&A expenses as a percentage of net revenue decreased due to higher net revenue partially offset by the impact of acquisitions and higher variable compensation costs. Segment operating loss decreased 72.9 percent and segment operating margin increased 810 basis points compared to the first quarter of 2023.

Corporate Unallocated

	Three Months Ended
	March 2,	March 4,	2024 vs
($ in millions)	2024	2023	2023
Net revenue	$-	$-	0.0%
Segment operating loss	$(12.2)	$(7.7)	58.4%
Segment operating margin	NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, and costs related to the implementation of Project ONE.

Segment operating loss in the first quarter of 2024 increased 58.4 percent compared to the first quarter of 2023 due to higher restructuring and acquisition project costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of March 2, 2024 were $165.2 million compared to $179.5 million as of December 2, 2023 and $125.5 million as of March 4, 2023. The majority of the $165.2 million in cash and cash equivalents as of March 2, 2024 was held outside the United States. Total long and short-term debt was $1,830.8 million as of March 2, 2024, $1,838.4 million as of December 2, 2023 and $1,873.5 million as of March 4, 2023. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 50.9 percent as of March 2, 2024 as compared to 51.1 percent as of December 2, 2023 and 53.4 percent as of March 4, 2023.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. As of March 4, 2023, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of March 2, 2024
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.75[2]	2.0
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	4.8

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

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, trade accounts payable outstanding ("DPO") free cash flow after dividends and debt capitalization ratio.

	March 2,	March 4,
	2024	2023
Net working capital as a percentage of annualized net revenue[1]	17.1%	19.8%
Accounts receivable DSO (in days)[2]	59	64
Inventory days on hand (in days)[3]	82	84
Trade accounts payable DPO (in days)[4]	73	69
Free (negative) cash flow[5]	$4.1	$(42.1)
Total debt to total capital ratio[6]	50.9%	53.4%

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

5Year-to-date net cash provided by operating activities, less purchased property, plant and equipment. See reconciliation of net cash provided by operating activities to free (negative) cash flow.

6Total debt divided by (total debt plus total stockholders’ equity).

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchased property, plant and equipment. Free cash flow is an integral financial measure used by the Company to assess its ability to generate cash in excess of its operating needs, therefore, the Company believes this financial measure provides useful information to investors. The following table reflects the manner in which free cash flow is determined and provides a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP.

Reconciliation of "Net cash provided by operating activities" to free (negative) cash flow

	Three Months Ended
($ in millions)	March 2, 2024	March 4, 2023
Net cash provided by operating activities	$47.4	$5.5
Less: Purchased property, plant and equipment	43.3	47.6
Free (negative) cash flow	$4.1	$(42.1)

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	March 2,	March 4,
($ in millions)	2024	2023
Net cash provided by operating activities	$47.4	$5.5

Net income including non-controlling interest was $31.0 million in the first three months of 2024 compared to $21.9 million in the first three months of 2023. Depreciation and amortization expense totaled $43.5 million in the first three months of 2024 compared to $37.9 million in the first three months of 2023. Deferred income taxes was a use of cash of $5.7 million in the first three months of 2024 and 2023. Accrued compensation was a use of cash of $31.9 million in 2024 compared to $57.0 million in 2023. Other assets was a use of cash of $9.1 million in the first three months of 2024 compared to $28.9 million in the first three months of 2023. Other liabilities was a use of cash of $0.4 million in the first three months of 2024 compared to a use of cash of $3.1 million in the first three months of 2023.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $34.3 million compared to a source of cash of $30.6 million last year. The table below provides the cash flow impact due to changes in the components of net working capital and an assessment of each of the components:

	Three Months Ended
	March 2,	March 4,
($ in millions)	2024	2023
Trade receivables, net	$56.9	$55.4
Inventory	(50.2)	(33.8)
Trade payables	27.6	9.0
Total cash flow impact	$34.3	$30.6

●

Trade receivables, net – Trade receivables, net was a source of cash of $56.9 million and $55.4 million in the first three months of 2024 and 2023, respectively. The slightly higher source of cash in 2024 compared to 2023 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 59 days at March 2, 2024 and 64 days at March 4, 2023.

●

Inventory – Inventory was a use of cash of $50.2 million and $33.8 million in the first three months of 2024 and 2023, respectively. The higher use of cash in 2024 compared to 2023 is due to higher inventory purchases in 2024 compared to 2023. Inventory days on hand were 82 days as of March 2, 2024 and 84 days as of March 4, 2023.

●

Trade payables – Trade payables was a source of cash of $27.6 million and $9.0 million in the first three months of 2024 and 2023, respectively. The higher source of cash in 2024 compared to 2023 reflects lower payments on trade payables in the current year compared to the prior year.

Cash Flows from Investing Activities:

	Three Months Ended
	March 2,	March 4,
($ in millions)	2024	2023
Net cash used in investing activities	$(42.7)	$(63.7)

Purchases of property, plant and equipment were $43.3 million during the first three months of 2024 compared to $47.6 million for the same period of 2023.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first three months of 2023, we paid $16.7 million of cash, net of cash acquired for purchased businesses.

Cash Flows from Financing Activities:

	Three Months Ended
	March 2,	March 4,
($ in millions)	2024	2023
Net cash (used in) provided by financing activities	$(16.9)	$103.2

In the first three months of 2024, borrowings on our revolving credit facility were $195.0 million and repayments on our revolving credit facility and our long-term debt totaled $203.3 million. These borrowings are for general working capital purposes. Borrowings on our long-term debt were $1,300.0 and payments on our revolving credit facility were $1,176.7 million in the first three months of 2023. Payment of debt issue costs were $10.2 million in the first three months of 2023. Net payments of notes payable were $0.3 million in the first three months of 2024 and $0.9 million in the same period of 2023. Cash dividends paid were $11.2 million in the first three months of 2024 compared to $10.2 million in the same period of 2023. Repurchases of common stock were $6.2 million in the first three months of 2024 compared to $2.4 million in the same period of 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  See Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 2, 2023 for further discussion of these market risks. There have been no material changes in the reported market risk of the Company since December 2, 2023.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 2, 2024. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of March 2, 2024, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 2, 2023. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 2, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the first quarter ended March 2, 2024.

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

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

*10.1	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 22, 2024
*10.2	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 22, 2024
*10.3	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers(1)
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 2, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.
(1) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 28, 2024	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

*10.1	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 22, 2024
*10.2	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 22, 2024
*10.3	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers(1)
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended March 2, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.
(1) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024