Form 10-Q
period 2024-06-01
FULLER H B CO
filed 2024-06-27
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,521,587 as of June 21, 2024.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 1,	June 3,	June 1,	June 3,
	2024	2023	2024	2023
Net revenue	$917,107	$898,239	$1,727,525	$1,707,421
Cost of sales	(635,055)	(641,464)	(1,206,237)	(1,235,838)
Gross profit	282,052	256,775	521,288	471,583
Selling, general and administrative expenses	(181,456)	(166,625)	(353,817)	(321,167)
Other income, net	3,634	605	5,135	3,209
Interest expense	(32,314)	(33,131)	(64,216)	(66,200)
Interest income	1,199	932	2,506	1,599
Income before income taxes and income from equity method investments	73,115	58,556	110,896	89,024
Income taxes	(22,418)	(19,291)	(30,231)	(29,024)
Income from equity method investments	600	1,157	1,644	2,338
Net income including non-controlling interest	51,297	40,422	82,309	62,338
Net income attributable to non-controlling interest	(33)	(21)	(54)	(48)
Net income attributable to H.B. Fuller	$51,264	$40,401	$82,255	$62,290

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.93	$0.74	$1.50	$1.15
Diluted	$0.91	$0.73	$1.45	$1.12

Weighted-average common shares outstanding:
Basic	54,946	54,269	54,824	54,222
Diluted	56,636	55,717	56,604	55,818

Dividends declared per common share	$0.223	$0.205	$0.428	$0.395

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 1,	June 3,	June 1,	June 3,
	2024	2023	2024	2023
Net income including non-controlling interest	$51,297	$40,422	$82,309	$62,338
Other comprehensive (loss) income
Foreign currency translation	(26,926)	26,410	(46,288)	22,774
Defined benefit pension plans adjustment, net of tax	419	858	2,538	1,709
Interest rate swaps, net of tax	10,196	(9,488)	7,731	(1,153)
Net investment hedges, net of tax	123	(5,384)	3,913	(5,683)
Other comprehensive (loss) income	(16,188)	12,396	(32,106)	17,647
Comprehensive income	35,109	52,818	50,203	79,985
Less: Comprehensive income attributable to non-controlling interest	1	6	13	43
Comprehensive income attributable to H.B. Fuller	$35,108	$52,812	$50,190	$79,942

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 1,	December 2,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$114,823	$179,453
Trade receivables (net of allowances of $12,523 and $11,080, as of June 1, 2024 and December 2, 2023, respectively)	571,134	577,932
Inventories	496,085	442,040
Other current assets	109,021	112,678
Total current assets	1,291,063	1,312,103

Property, plant and equipment	1,813,723	1,755,035
Accumulated depreciation	(974,875)	(930,380)
Property, plant and equipment, net	838,848	824,655

Goodwill	1,578,297	1,486,512
Other intangibles, net	813,063	729,140
Other assets	397,839	371,165
Total assets	$4,919,110	$4,723,575

Liabilities, non-controlling interest and total equity
Current liabilities
Notes payable	$1,396	$1,841
Trade payables	474,095	439,700
Accrued compensation	78,343	95,680
Income taxes payable	46,883	47,688
Other accrued expenses	83,350	107,902
Total current liabilities	684,067	692,811

Long-term debt	2,023,520	1,836,590
Accrued pension liabilities	50,848	50,189
Other liabilities	368,561	388,072
Total liabilities	$3,126,996	$2,967,662

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 54,507,836 and 54,092,987 as of June 1, 2024 and December 2, 2023, respectively	$54,508	$54,093
Additional paid-in capital	310,458	301,485
Retained earnings	1,901,372	1,842,507
Accumulated other comprehensive loss	(474,945)	(442,880)
Total H.B. Fuller stockholders' equity	1,791,393	1,755,205
Non-controlling interest	721	708
Total equity	1,792,114	1,755,913
Total liabilities, non-controlling interest and total equity	$4,919,110	$4,723,575

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 2, 2023	$54,093	$301,485	$1,842,507	$(442,880)	$708	$1,755,913
Comprehensive income	-	-	30,991	(15,909)	12	15,094
Dividends	-	-	(11,246)	-	-	(11,246)
Stock option exercises	200	8,777	-	-	-	8,977
Share-based compensation plans and other, net	225	5,490	-	-	-	5,715
Repurchases of common stock	(80)	(6,128)	-	-	-	(6,208)
Balance at March 2, 2024	$54,438	$309,624	$1,862,252	$(458,789)	$720	$1,768,245
Comprehensive income	-	-	51,264	(16,156)	1	35,109
Dividends	-	-	(12,144)	-	-	(12,144)
Stock option exercises	189	9,123	-	-	-	9,312
Share-based compensation plans and other, net	81	7,111	-	-	-	7,192
Repurchases of common stock	(200)	(15,400)	-	-	-	(15,600)
Balance at June 1, 2024	$54,508	$310,458	$1,901,372	$(474,945)	$721	$1,792,114

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	21,889	5,241	37	27,167
Dividends	-	-	(10,305)	-	-	(10,305)
Stock option exercises	76	3,520	-	-	-	3,596
Share-based compensation plans and other, net	102	5,221	-	-	-	5,323
Repurchases of common stock	(36)	(2,412)	-	-	-	(2,448)
Balance at March 4, 2023	$53,819	$272,820	$1,752,943	$(446,116)	$661	$1,634,127
Comprehensive income (loss)	-	-	40,401	12,411	6	52,818
Dividends	-	-	(11,129)	-	-	(11,129)
Stock option exercises	13	584	-	-	-	597
Share-based compensation plans other, net	30	6,818	-	-	-	6,848
Repurchases of common stock	(2)	(102)	-	-	-	(104)
Balance at June 3, 2023	$53,860	$280,120	$1,782,215	$(433,705)	$667	$1,683,157

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 1, 2024	June 3, 2023
Cash flows from operating activities:
Net income including non-controlling interest	$82,309	$62,338
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	45,099	39,163
Amortization	39,574	37,813
Deferred income taxes	(24,117)	(16,831)
Income from equity method investments, net of dividends received	(1,644)	(2,338)
Debt issuance costs write-off	-	2,689
Loss on fair value adjustment on contingent consideration liability	-	(220)
Gain on sale or disposal of assets	(166)	(42)
Share-based compensation	11,930	10,953
Pension and other post-retirement benefit plan activity	(4,370)	(6,226)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	22,639	66,896
Inventories	(56,512)	8,285
Other assets	(22,328)	(36,951)
Trade payables	38,781	(20,301)
Accrued compensation	(16,424)	(42,190)
Other accrued expenses	(7,002)	(9,988)
Income taxes payable	(11,218)	10,025
Other liabilities	(1,786)	18,819
Other	34,210	(13,497)
Net cash provided by operating activities	128,975	108,397

Cash flows from investing activities:
Purchased property, plant and equipment	(90,181)	(82,578)
Purchased businesses, net of cash acquired	(254,287)	(103,744)
Proceeds from sale of property, plant and equipment	694	2,623
Net cash used in investing activities	(343,774)	(183,699)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,497,000	1,300,000
Repayment of long-term debt	(1,305,500)	(1,176,650)
Payment of debt issuance costs	(3,493)	(10,214)
Net payment of notes payable	(376)	(239)
Dividends paid	(23,295)	(21,258)
Proceeds from stock options exercised	18,289	4,193
Repurchases of common stock	(21,809)	(2,552)
Net cash provided by financing activities	160,816	93,280

Effect of exchange rate changes on cash and cash equivalents	(10,647)	5,295
Net change in cash and cash equivalents	(64,630)	23,273
Cash and cash equivalents at beginning of period	179,453	79,910
Cash and cash equivalents at end of period	$114,823	$103,183

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

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of June 1, 2024 were approximately $4,710. These obligations under the Company’s supplier finance programs are included in Accounts Payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the company.

Note 2: Acquisitions

ND Industries, Inc.

On May 20, 2024, we acquired the assets of ND Industries, Inc. (“ND Industries”) for a base purchase price of $255,734 which was funded through borrowings on our credit facility and existing cash. This includes a holdback amount of $1,446 that will be paid on the 4-month anniversary of the closing date. ND Industries, headquartered in Clawson, Michigan, is a leading provider of specialty adhesives and fastener locking and sealing solutions serving customers in the automotive, electronics, aerospace and other industries. The acquisition of ND Industries is expected to accelerate the realization of our top growth priorities, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of June 1, 2024. ND Industries is included in our Engineering Adhesives operating segment.

The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amounts
Current assets	$15,417
Property, plant and equipment	21,888
Goodwill	89,825
Other intangibles
Customer relationships	113,200
Trademarks/trade names	4,800
Technology	11,800
Other assets	662
Current liabilities	(1,442)
Other liabilities	(416)
Total	$255,734

The expected useful lives of the acquired intangible assets are 12 years. Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $89,825 to goodwill for the expected synergies from combining ND Industries with our existing business. Such goodwill is deductible for tax purposes. The goodwill was assigned to our Engineering Adhesives operating segment.

Sanglier Ltd.

On September 8, 2023, we acquired the assets of Sanglier Ltd. (“Sanglier”) for a base purchase price of 13,361 British pound sterling, or approximately $16,660 which was funded through existing cash. This includes a holdback amount of 2,100 British pound sterling that will be paid on the 18-month anniversary of the closing date. Sanglier, headquartered in Mansfield, United Kingdom, is a manufacturer and filler of sprayable (aerosol and cannister) industrial adhesives. The acquisition of Sanglier expands our innovation capabilities and product portfolio across the United Kingdom and Europe transforming adhesives applications to enable sprayable delivery providing end users with an opportunity to greatly improve labor efficiency. The acquisition fair value measurement was preliminary as of June 1, 2024 and includes intangible assets of $7,354, goodwill of $3,362 and other net assets of $5,944. Sanglier is included in our Construction Adhesives operating segment.

Adhezion Biomedical LLC

On June 23, 2023, we acquired Adhezion Biomedical LLC (“Adhezion”) for a base purchase price of $80,802 which was funded through borrowings on our credit facility. This includes a holdback amount of $780 that will be paid on the 12-month anniversary of the closing date. The agreement includes a payment of contingent consideration up to $15,000 following the completion of certain performance goals and conditions. Adhezion, headquartered in Wyomissing, Pennsylvania, is a manufacturer of cyanoacrylate-based healthcare adhesives and infection prevention products. The acquisition of Adhezion positions us for expansion in the healthcare adhesives industry and creates a solid, unique platform from which to scale and innovate in the healthcare adhesives industry. The acquisition fair value measurement is final as of June 1, 2024 and includes intangible assets of $38,500, goodwill of $37,589 and other net assets of $4,713. Goodwill represents expected synergies from combining Adhezion with our existing business. The amount of goodwill that is deductible for tax purposes is $25,717. Adhezion is included in our Hygiene, Health and Consumable Adhesives operating segment.

XChem International LLC

On June 12, 2023, we acquired XChem International LLC ("XChem") for a base purchase price of approximately $14,496 which was funded through borrowings on our credit facility. This includes a holdback amount of $1,650 that will be paid on the 18-month anniversary of the closing date. XChem, headquartered in Ras Al-Khaimah, United Arab Emirates, is a manufacturer of adhesives and sealants for construction-related applications. The acquisition of XChem provides our construction adhesives global business with additional manufacturing presence for certain brands outside the U.S. and broadens our construction adhesives portfolio of highly specified applications and diversifies it toward both non-U.S. and infrastructure-oriented markets. The acquisition fair value measurement is final as of June 1, 2024 and includes intangible assets of $4,600, goodwill of $4,318 and other net assets of $5,578. Goodwill represents expected synergies from combining XChem with our existing business. Goodwill is not deductible for tax purposes. XChem is included in our Construction Adhesives operating segment.

Beardow Adams Holdings Ltd.

On May 1, 2023, we acquired Beardow Adams Holdings Ltd. (“Beardow Adams”) for a total purchase price of 80,738 British pound sterling, or approximately $100,885, which was funded through borrowings on our credit facility. This includes a holdback amount of 8,000 British pound sterling that will be paid on the 18-month anniversary of the closing date. Beardow Adams, based in the United Kingdom, develops and manufactures adhesives, sealants and coatings, principally in the fields of packaging and related applications. The acquisition of Beardow Adams is expected to accelerate profitable growth in many of our core end markets and generate business synergies through better raw material pricing, production optimization and an expanded distribution platform. The acquisition fair value measurement is final as of June 1, 2024 and includes intangible assets of $35,425, goodwill of $28,148 and other net assets of $37,312. Goodwill represents expected synergies from combining Beardow Adams with our existing business. The amount of goodwill that is deductible for tax purposes is $3,561. The remaining goodwill is not deductible for tax purposes. Beardow Adams is included in our Hygiene, Health and Consumable Adhesives operating segment.

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

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Six Months Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Cost of sales	$1,279	$2,784	$4,194	$5,085
Selling, general and administrative	1,279	2,618	2,444	3,243
	$2,558	$5,402	$6,638	$8,328

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 3, 2022	$57	$-	$-	$57
Expenses incurred	22,731	1,369	487	24,587
Non-cash charges	-	(1,369)	(453)	(1,822)
Cash payments	(9,802)	-	(34)	(9,836)
Foreign currency translation	(1,263)	-	-	(1,263)
Balance at December 2, 2023	$11,723	$-	$-	$11,723
Expenses incurred	2,918	3,607	113	6,638
Non-cash charges	-	(3,607)	(102)	(3,709)
Cash payments	(9,017)	-	(11)	(9,028)
Foreign currency translation	(140)	-	-	(140)
Balance at June 1, 2024	$5,484	$-	$-	$5,484

Non-cash charges primarily include accelerated depreciation resulting from the cessation of use of certain long-lived assets and inventory disposals. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	June 1,	December 2,
	2024	2023
Raw materials	$225,908	$206,140
Finished goods	270,177	235,900
Total inventories	$496,085	$442,040

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the six months ended June 1, 2024 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at December 2, 2023	$402,598	$651,145	$432,769	$1,486,512
Acquisitions	$1,674	$89,825	$2,897	94,396
Foreign currency translation effect	$(719)	$(1,999)	$107	(2,611)
Balance at June 1, 2024	$403,553	$738,971	$435,773	$1,578,297

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	June 1, 2024
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$144,456	$1,068,558	$62,944	$9,887	$1,285,845
Accumulated amortization	(52,568)	(387,964)	(26,320)	(6,402)	(473,254)
Net identifiable intangibles	$91,888	$680,594	$36,624	$3,485	$812,591

	December 2, 2023
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$144,763	$986,470	$58,484	$10,911	$1,200,628
Accumulated amortization	(59,631)	(382,220)	(23,099)	(7,012)	(471,962)
Net identifiable intangibles	$85,132	$604,250	$35,385	$3,899	$728,666

Amortization expense with respect to amortizable intangible assets was $19,219 and $19,130 for the three months ended June 1, 2024 and June 3, 2023, respectively, and was $39,574 and $37,813 for the six months ended June 1, 2024 and June 3, 2023

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$40,716	$87,399	$80,670	$77,359	$77,103	$449,344

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  June 1, 2024 and December 2, 2023 were $472 and $474, respectively, and relate to trademarks and trade names. The change in non-amortizable assets as of June 1, 2024 compared to December 2, 2023 was due to changes in foreign currency exchange rates.

Note 6: Long-Term Debt

On March 4, 2024, we entered into a Refinancing and Incremental Amendment (the “Refinancing and Incremental Amendment”), which amends the Second Amended and Restated Credit Agreement dated as of February 15, 2023, as previously amended. Pursuant to the Refinancing and Incremental Amendment, the existing Term B loans under the Credit Agreement were refinanced by “Refinancing Loans” (as defined in the Credit Agreement) in the principal amount of $794,000 (the “Amended TLB”), certain lenders party to the Refinancing and Incremental Amendment made additional Term B loans to the Company in the principal amount of $200,000, thereby increasing the aggregate principal amount of the Amended TLB to $994,000, and the interest rate margins applicable to the Amended TLB were decreased by 25 basis points (0.25% per annum) to 200 basis points for SOFR rate loans and 100 basis points for prime rate loans. The additional $200,000 of proceeds will be used to finance our working capital needs and for general corporate purposes, including permitted acquisitions. Interest on Term Loan B borrowings are payable at SOFR plus an interest rate spread of 200 basis points with a SOFR floor of 50 basis points (7.33 percent at June 1, 2024). The maturity date of February 15, 2030 remains unchanged. The commitment fee rates and interest rates applicable to the revolving credit facility and the Term Loan A facility remain unchanged.

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended June 1, 2024 and June 3, 2023
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2024	2023	2024	2023	2024	2023
Service cost	$-	$-	$347	$413	$-	$-
Interest cost	3,464	3,475	1,560	1,410	291	301
Expected return on assets	(6,555)	(7,205)	(1,627)	(1,730)	(2,727)	(2,465)
Amortization:
Prior service cost	-	-	16	15	-	-
Actuarial loss	1,159	635	510	491	-	-
Net periodic (benefit) cost	$(1,932)	$(3,095)	$806	$599	$(2,436)	$(2,164)

	Six Months Ended June 1, 2024 and June 3, 2023
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2024	2023	2024	2023	2024	2023
Service cost	$-	$-	$697	$833	$-	$-
Interest cost	6,928	6,951	3,129	2,846	583	602
Expected return on assets	(13,110)	(14,412)	(3,264)	(3,492)	(5,454)	(4,929)
Amortization:
Prior service (benefit) cost	-	-	32	30	-	-
Actuarial loss (gain)	2,318	1,271	1,024	990	-	-
Net periodic (benefit) cost	$(3,864)	$(6,190)	$1,618	$1,207	$(4,871)	$(4,327)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended June 1, 2024				Three Months Ended June 3, 2023
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$51,264	$33			$40,401	$21
Foreign currency translation¹	$(26,894)	$-	(26,894)	(32)	$26,425	$-	26,425	(15)
Defined benefit pension plans adjustment²	555	(136)	419	-	1,151	(293)	858	-
Interest rate swaps³	13,493	(3,297)	10,196	-	(12,584)	3,096	(9,488)	-
Net investment hedges³	163	(40)	123	-	(7,141)	1,757	(5,384)	-
Other comprehensive (loss) income	$(12,683)	$(3,473)	$(16,156)	$(32)	$7,851	$4,560	$12,411	$(15)
Comprehensive income			$35,108	$1			$52,812	$6

	Six Months Ended June 1, 2024				Six Months Ended June 3, 2023
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$82,255	$54			$62,290	$48
Foreign currency translation adjustment¹	$(165,302)	$-	(46,247)	(41)	$22,779	$-	22,779	(5)
Defined benefit pension plans adjustment²	3,376	(838)	2,538	-	2,292	(583)	1,709	-
Interest rate swap³	10,217	(2,486)	7,731	-	(1,529)	376	(1,153)	-
Net investment hedges³	5,188	(1,275)	3,913	-	(7,538)	1,855	(5,683)	-
Other comprehensive income (loss)	$(146,521)	$(4,599)	$(32,065)	$(41)	$16,004	$1,648	$17,652	$(5)
Comprehensive income (loss)			$50,190	$13			$79,942	$43

The components of accumulated other comprehensive loss are as follows:

	June 1, 2024
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(292,943)	$(292,940)	$(3)
Defined benefit pension plans adjustment, net of taxes of $66,144	(124,930)	(124,930)	-
Interest rate swap, net of taxes of ($3,946)	12,203	12,203	-
Net investment hedges, net of taxes of $16,469	(50,937)	(50,937)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(474,948)	$(474,945)	$(3)

	December 2, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(246,736)	$(246,692)	$(44)
Defined benefit pension plans adjustment, net of taxes of $66,982	(127,469)	(127,469)	-
Interest rate swap, net of taxes of ($1,460)	4,472	4,472	-
Net investment hedges, net of taxes of $17,744	(54,850)	(54,850)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(442,924)	$(442,880)	$(44)

Note 9: Income Taxes

Income tax expense for the three and six months ended June 1, 2024 includes $1,317 of discrete tax expense and $1,210 of discrete tax benefit, respectively, relating to various foreign tax matters, as well as an excess tax benefit related to U.S. stock compensation. Excluding the discrete tax expense and benefit, the overall effective tax rate was 28.9 percent and 28.4 percent for the three and six months ended June 1, 2024, respectively.

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

As of  June 1, 2024, we had a liability of $14,097 recorded for gross unrecognized tax benefits (excluding interest) compared to $14,254 as of December 2, 2023. As of June 1, 2024 and December 2, 2023, we had accrued $6,797 and $6,310 of gross interest relating to unrecognized tax benefits, respectively.

Note 10: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 1,	June 3,	June 1,	June 3,
(Shares in thousands)	2024	2023	2024	2023
Weighted-average common shares - basic	54,946	54,269	54,824	54,222
Equivalent shares from share-based compensations plans	1,690	1,448	1,780	1,596
Weighted-average common and common equivalent shares diluted	56,636	55,717	56,604	55,818

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

Share-based compensation awards of 787,801 and 1,026,155 shares for the three months ended June 1, 2024 and June 3, 2023, respectively, and 1,110,664 and 1,156,557 shares for the six months ended June 1, 2024 and June 3, 2023, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR rate debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was an asset of $8,454 at June 1, 2024 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was an asset of $6,168 at June 1, 2024 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was an asset of $1,527 at June 1, 2024 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax gains (losses) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Six Months Ended
	June 1, 2024	June 3, 2023	June 1, 2024	June 3, 2023
Interest rate swap contracts	13,493	(12,584)	10,217	(1,529)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $42,374 at  June 1, 2024, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of June 1, 2024, the combined fair value of the swaps was a liability of $67,411 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $50,937 of June 1, 2024. The amounts of pretax gain recognized in comprehensive income related to the net investment hedge was $163 for the three months ended June 1, 2024. As of June 1, 2024, we did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments

We use foreign currency forward contracts to offset our exposure to the change in value of certain foreign currency denominated assets and liabilities held at foreign subsidiaries that are remeasured at the end of each period. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Foreign currency forward contracts are recorded as assets and liabilities on the balance sheet at fair value. Changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. See Note 12 for the fair value amounts of these derivative instruments.

As of June 1, 2024, we had forward foreign currency contracts maturing between June 3, 2024 and February 5, 2025. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other income, net related to derivative instruments not designated as hedging instruments for the six months ended June 1, 2024 and June 3, 2023 were $263 and $1,276, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of June 1, 2024, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 1, 2024 and December 2, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 1,	Fair Value Measurements Using:
Description	2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,228	$3,228	$-	$-
Foreign exchange contract assets	4,289	-	4,289	-
Interest rate swaps, cash flow hedge assets	16,149	-	16,149	-

Liabilities:
Foreign exchange contract liabilities	$4,026	$-	4,026	$-
Interest rate swaps, fair value hedge liabilities	42,374	-	42,374	-
Net investment hedge liabilities	67,411	-	67,411	-
Contingent consideration liability	500	-	-	500

	December 2,	Fair Value Measurements Using:
Description	2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,314	$19,314	$-	$-
Foreign exchange contract assets	13,501	-	13,501	-
Interest rate swaps, cash flow hedge assets	3,632	-	3,632	-

Liabilities:
Foreign exchange contract liabilities	$5,004	$-	$5,004	$-
Interest rate swaps, cash flow hedge liabilities	63	-	63
Interest rate swaps, fair value hedge liabilities	41,532	-	41,532
Net investment hedge liabilities	72,589	-	72,589	-
Contingent consideration liabilities	1,370	-	-	1,370

The valuation of our contingent consideration liability related to the acquisition of TissueSeal and was $500 as of  June 1, 2024. The contingent consideration of $870 related to the acquisition of GSSI was paid in the first quarter of 2024. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of the contingent consideration liabilities:

Amounts
Balance at December 2, 2023	$1,370
Contingent consideration payment	(870)
Balance at June 1, 2024	$500

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $2,008,768 and $1,785,199 as of June 1, 2024 and December 2, 2023, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 13: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $4,426 and $5,034 as of June 1, 2024 and December 2, 2023, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $1,745 and $2,301 as of June 1, 2024 and December 2, 2023, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	June 1, 2024	June 3, 2023	December 2, 2023
Lawsuits and claims settled	7	5	18
Settlement amounts	$1,033	$3,495	$4,581
Insurance payments received or expected to be received	$730	$1,944	$2,629

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

In February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in September 2022.  The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company or its affiliates. The named plaintiffs seek to represent a class but have not yet moved for class certification. The Company intends to vigorously defend itself against the claims outlined in this lawsuit. As of June 1, 2024, we are unable to estimate any possible loss or range of possible losses and have not recorded a loss contingency for this matter.

Based on currently available information, we have concluded that the resolution of any pending matter, including asbestos-related litigation, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow.

Note 14: Share Repurchase Program

On April 22, 2022, the Board of Directors authorized a share repurchase program of up to $300,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchasing shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital.

During the second quarter of 2024, we repurchased shares under this program with an aggregate value of $14,262. Of this amount, $183 reduced common stock and $14,079 reduced additional paid-in capital. There were no shares repurchased under this program during the first quarter of 2024 or the first six months of 2023.

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	June 1, 2024		June 3, 2023
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$393,111	$50,488	$404,486	$51,592
Engineering Adhesives	373,518	51,822	364,080	44,400
Construction Adhesives	150,478	10,418	129,673	5,969
Total segment	$917,107	$112,728	$898,239	$101,961
Corporate Unallocated[1]	-	(12,132)	-	(11,811)
Total	$917,107	$100,596	$898,239	$90,150

	Six Months Ended
	June 1, 2024		June 3, 2023
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$760,804	$97,366	$788,014	$96,738
Engineering Adhesives	702,283	86,655	697,147	76,875
Construction Adhesives	264,438	7,799	222,260	(3,664)
Total segment	$1,727,525	$191,820	$1,707,421	$169,949
Corporate Unallocated	-	(24,349)	-	(19,533)
Total	$1,727,525	$167,471	$1,707,421	$150,416

1 Consistent with our internal management reporting, Corporate Unallocated amounts in the tables above include charges that are not allocated to the Company’s reportable segments.

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Six Months Ended
	June 1,	June 3,	June 1,	June 3,
	2024	2023	2024	2023
Operating income	$100,596	$90,150	$167,471	$150,416
Other income, net	3,634	605	5,135	3,209
Interest expense	(32,314)	(33,131)	(64,216)	(66,200)
Interest income	1,199	932	2,506	1,599
Income before income taxes and income from equity method investments	$73,115	$58,556	$110,896	$89,024

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended June 1, 2024

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$227,068	$159,216	$112,284	$498,568
EIMEA	112,631	116,468	29,523	258,622
Asia Pacific	53,412	97,834	8,671	159,917
Total	$393,111	$373,518	$150,478	$917,107

	Three Months Ended June 3, 2023

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$237,325	$149,239	$101,642	$488,206
EIMEA	114,723	119,199	19,917	253,839
Asia Pacific	52,438	95,642	8,114	156,194
Total	$404,486	$364,080	$129,673	$898,239

	Six Months Ended June 1, 2024
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$443,374	$292,267	$194,816	$930,457
EIMEA	216,520	221,599	54,508	492,627
Asia Pacific	100,910	188,417	15,114	304,441
Total	$760,804	$702,283	$264,438	$1,727,525

	Six Months Ended June 3, 2023
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$460,944	$282,709	$172,606	$916,259
EIMEA	221,794	232,559	34,495	488,848
Asia Pacific	105,276	181,879	15,159	302,314
Total	$788,014	$697,147	$222,260	$1,707,421

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 2, 2023 for important background information related to our business.

Net revenue in the second quarter of 2024 increased 2.1 percent from the second quarter of 2023. Net revenue increased 3.9 percent due to acquisitions and 3.3 percent due to sales volume, partially offset by a 3.4 percent decrease in pricing and a 1.7 percent decrease due to negative currency effect compared to the second quarter of 2023. The negative currency effects were primarily driven by aweaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger Brazilian real and Mexican peso compared to the U.S. dollar. Gross profit margin increased 220 basis points primarily due to lower raw material costs and higher sales volume partially offset by lower product pricing.

Net revenue in the first six months of 2024 increased 1.2 percent from the first six months of 2023. Net revenue increased 4.4 percent due to acquisitions and 1.4 percent due to sales volume, partially offset by a 3.4 percent decrease in pricing and a 1.2 percent decrease due to negative currency effect compared to the first six months of 2023. The negative currency effects were primarily driven by a weaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger Euro, Brazilian real, Mexican peso and Colombian peso compared to the U.S. dollar. Gross profit margin increased 260 basis points primarily due to lower raw material costs partially offset by lower product pricing.

Net income attributable to H.B. Fuller in the second quarter of 2024 was $51.3 million compared to $40.4 million in the second quarter of 2023. Diluted earnings per share for the second quarter of 2024 was $0.91 per share compared to $0.73 per share for the second quarter of 2023.

Net income attributable to H.B. Fuller in the first six months of 2024 was $82.3 million compared to $62.3 million in the first six months of 2023. Diluted earnings per share for the first six months of 2024 was $1.45 per share compared to $1.12 per share for the first six months of 2023.

Restructuring Plans

During the second and third quarters of 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $39.1 million to $44.1 million ($30.4 million to $34.4 million after-tax), which include (i) cash expenditures of approximately $28.4 million to $29.6 million ($22.0 million to $23.0 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $37.1 million under the Plans as of June 1, 2024. The Plans were implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$917.1	$898.2	2.1%	$1,727.5	$1,707.4	1.2%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023:

	Three Months Ended	Six Months Ended
	June 1, 2024 vs. June 3, 2023	June 1, 2024 vs. June 3, 2023
Organic growth	(0.1)%	(2.0)%
M&A	3.9%	4.4%
Currency	(1.7)%	(1.2)%
Total	2.1%	1.2%

Organic revenue decreased 0.1 percent in the second quarter of 2024 compared to the second quarter of 2023 and consisted of a 7.2 percent increase in Construction Adhesives and a 2.5 percent increase in Engineering Adhesives, offset by a 4.7 percent decrease in Hygiene, Health and Consumable Adhesives. The decrease was driven by a 3.4 percent decrease in product pricing, partially offset by a 3.3 percent increase in sales volume. The 3.9 percent increase from M&A was due to our acquisitions that occurred in the last twelve months. The negative 1.7 percent foreign currency impact was primarily driven by aweaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger Brazilian real and Mexican peso compared to the U.S. dollar.

Organic revenue decreased 2.0 percent in the first six months of 2024 compared to the first six months of 2023 and consisted of an 8.5 percent increase in Construction Adhesives and a 0.2 percent increase in Engineering Adhesives, offset by a 7.1 percent decrease in Hygiene, Health and Consumable Adhesives. The decrease was driven by a 3.4 percent decrease in product pricing, partially offset by a 1.4 percent increase in sales volume. The 4.4 percent increase from M&A was due to our acquisitions that occurred in the last twelve months. The negative 1.2 percent foreign currency impact was primarily driven by aweaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger Euro, Brazilian real, Mexican peso and Colombian peso compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Cost of sales	$635.1	$641.5	(1.0)%	$1,206.2	$1,235.8	(2.4)%
Percent of net revenue	69.3%	71.4%		69.8%	72.4%

Cost of sales in the second quarter of 2024 compared to the second quarter of 2023 decreased 210 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 280 basis points in 2024 compared to 2023 due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 70 basis points in 2024 compared to 2023 due to a decrease in product pricing partially offset by higher sales volume.

Cost of sales in the first six months of2024 compared to the first six months of2023 decreased 260 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 370 basis points in 2024 compared to 2023 due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 110 basis points in 2024 compared to 2023 primarily due to a decrease in product pricing.

Gross profit:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Gross profit	$282.1	$256.8	9.9%	$521.3	$471.6	10.5%
Percent of net revenue	30.8%	28.6%		30.2%	27.6%

Gross profit in the second quarter of 2024 increased 9.9 percent and gross profit margin increased 220 basis points compared to the second quarter of 2023. The increase in gross profit margin was due to a 280 basis point decrease in raw materials offset by a 70 basis point increase in other manufacturing costs.

Gross profit in the first six months of 2024 increased 10.5 percent and gross profit margin increased 260 basis points compared to the first six months of 2023. The increase in gross profit margin was due to a 370 basis point decrease in raw materials offset by a 110 basis point increase in other manufacturing costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
SG&A	$181.5	$166.6	8.9%	$353.8	$321.2	10.1%
Percent of net revenue	19.8%	18.5%		20.5%	18.8%

SG&A expenses for the second quarter of 2024 compared to the second quarter of 2023 increased 130 basis points as a percentage of net revenue. The increase was due to the impact of acquisitions and higher compensation costs.

SG&A expenses for the first six months of 2024 compared to the first six months of 2023 increased 170 basis points as a percentage of net revenue. The increase was due to the impact of acquisitions and higher compensation costs.

Other income, net:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Other income, net	$3.6	$0.6	500.0%	$5.1	$3.2	59.4%

Other income, net in the second quarter of 2024 included $4.0 million of net defined benefit pension benefits, partially offset by $0.3 million of currency transaction losses and a $0.1 million of other expense. Other income, net in the second quarter of 2023 included $3.6 million of net defined benefit pension benefits and $0.4 million of other income, partially offset by $3.4 million of currency transaction losses.

Other income, net in the first six months of 2024 included $7.9 million of net defined benefit pension benefits, partially offset by $2.3 million of currency transaction losses, a $0.4 million loss from the write-off of a cost method investment and $0.1 million of other expense. Other income, net in the first six months of 2023 included $10.1 million of net defined benefit pension benefits and $0.7 million of other income, partially offset by $7.6 million of currency transaction losses.

Interest expense:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Interest expense	$32.3	$33.1	(2.4)%	$64.2	$66.2	(3.0)%

Interest expense in the second quarter of 2024 was $32.3 million compared to $33.1 million in the second quarter of 2023 and was lower primarily due to lower interest rates and lower debt balances.

Interest expense in the first six months of2024 was $64.2 million compared to $66.2 million in the first six months of2023 and was lower primarily due to lower interest rates and lower debt balances.

Interest income:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Interest income	$1.2	$0.9	33.3%	$2.5	$1.6	56.3%

Interest income in the second quarter of 2024 and 2023 was $1.2 million and $0.9 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Interest income in the first six months of 2024 and 2023 was $2.5 million and $1.6 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Income taxes	$22.4	$19.3	16.1%	$30.2	$29.0	4.1%
Effective tax rate	30.7%	33.0%		27.3%	32.6%

Income tax expense of $22.4 million in the second quarter of 2024 includes $1.3 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.9 percent. The discrete tax expense relates to various foreign tax matters offset by an excess tax benefit related to U.S. stock compensation. Income tax expense of $19.3 million in the second quarter of 2023 includes $2.0 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 29.5 percent. The discrete tax expense related to various foreign tax matters.

Income tax expense of $30.2 million in the first six months of 2024 includes $1.2 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 28.4 percent. The discrete tax benefit relates to an excess tax benefit related to U.S. stock compensation offset by various foreign tax matters. Income tax expense of $29.0 million in the first six months of 2023 includes $2.9 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 29.4 percent. The discrete tax expense related to various foreign tax matters offset by an excess tax benefit related to U.S. stock compensation.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Income from equity method investments	$0.6	$1.2	(50.0)%	$1.6	$2.3	(30.4)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023 is due to lower net income in our joint venture and the unfavorable impact of the weakening of the Japanese yen against the U.S. dollar.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net income attributable to H.B. Fuller	$51.3	$40.4	27.0%	$82.3	$62.3	32.1%
Percent of net revenue	5.6%	4.5%		4.8%	3.6%

The net income attributable to H.B. Fuller for the second quarter of 2024 was $51.3 million compared to $40.4 million for the second quarter of 2023. The diluted earnings per share for the second quarter of 2024 was $0.91 per share as compared to $0.73 per share for the second quarter of 2023.

The net income attributable to H.B. Fuller for the first six months of 2024 was $82.3 million compared to $62.3 million for the first six months of 2023. The diluted earnings per share for the first six months of 2024 was $1.45 per share as compared to $1.12 per share for the first six months of 2023.

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

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	June 1, 2024		June 3, 2023		June 1, 2024		June 3, 2023
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$393.1	43%	$404.5	45%	$760.8	44%	$788.0	46%
Engineering Adhesives	373.5	41%	364.1	41%	702.3	41%	697.1	41%
Construction Adhesives	150.5	16%	129.6	14%	264.4	15%	222.3	13%
Segment total	$917.1	100%	$898.2	100%	$1,727.5	100%	$1,707.4	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$917.1	100%	$898.2	100%	$1,727.5	100%	$1,707.4	100%

Segment Operating Income (Loss):

	Three Months Ended				Six Months Ended
	June 1, 2024		June 3, 2023		June 1, 2024		June 3, 2023
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$50.5	50%	$51.6	57%	$97.4	58%	$96.7	64%
Engineering Adhesives	51.8	52%	44.4	49%	86.6	52%	76.9	51%
Construction Adhesives	10.4	10%	6.0	7%	7.8	5%	(3.7)	(2)%
Segment total	$112.7	112%	$102.0	113%	$191.8	115%	$169.9	113%
Corporate Unallocated	(12.1)	(12)%	(11.8)	(13)%	(24.3)	(15)%	(19.5)	(13)%
Total	$100.6	100%	$90.2	100%	$167.5	100%	$150.4	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$393.1	$404.5	(2.8)%	$760.8	$788.0	(3.5)%
Segment operating income	$50.5	$51.6	(2.1)%	$97.4	$96.7	0.6%
Segment operating margin	12.8%	12.8%		12.8%	12.3%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	June 1, 2024 vs. June 3, 2023	June 1, 2024 vs. June 3, 2023
Organic growth	(4.7)%	(7.1)%
M&A	4.0%	4.9%
Currency	(2.1)%	(1.3)%
Total	(2.8)%	(3.5)%

Net revenue decreased 2.8 percent in the second quarter of 2024 compared to the second quarter of 2023. The decrease in organic growth was attributable to a decrease in product pricing, partially offset by a slight increase in sales volume. The 4.0 percent increase in net revenue from M&A was due to the acquisitions of Beardow Adams in the second quarter of 2023 and Adhezion in the third quarter of 2023. The negative currency effect was due to a weaker Turkish lira, Egyptian pound and Chinese renminbi offset by a stronger Brazilian real and Mexican peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 260 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 60 basis points due to lower product pricing, partially offset by a slight increase in sales volume. SG&A expenses as a percentage of net revenue increased 200 basis points due to the impact of acquisitions and lower net revenue. Segment operating income decreased 2.1 percent and segment operating margin as a percentage of net revenue was flat compared to the second quarter of 2023.

Net revenue decreased 3.5 percent in the first six months of 2024 compared to the first six months of 2023. The decrease in organic growth was attributable to a decrease in product pricing and sales volume. The 4.9 percent increase in net revenue from M&A was due to the acquisitions of Beardow Adams in the second quarter of 2023 and Adhezion in the third quarter of 2023. The negative currency effect was due to a weaker Turkish lira, Egyptian pound, and Chinese renminbi offset by a stronger Brazilian real, Mexican peso and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 390 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 100 basis points due to lower product pricing and lower sales volume. SG&A expenses as a percentage of net revenue increased 240 basis points due to the impact of acquisitions, lower net revenue and higher compensation costs. Segment operating income increased 0.6 percent and segment operating margin as a percentage of net revenue increased 50 basis points compared to the first six months of2023.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$373.5	$364.1	2.6%	$702.3	$697.1	0.7%
Segment operating income	$51.8	$44.4	16.7%	$86.6	$76.9	12.7%
Segment operating margin	13.9%	12.2%		12.3%	11.0%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	June 1, 2024 vs. June 3, 2023	June 1, 2024 vs. June 3, 2023
Organic growth	2.5%	0.2%
M&A	1.9%	1.9%
Currency	(1.8)%	(1.4)%
Total	2.6%	0.7%

Net revenue increased 2.6 percent in the second quarter of 2024 compared to the second quarter of 2023. The increase in organic growth was attributable to an increase in sales volume, partially offset by a decrease in product pricing. The 1.9 percent increase in net revenue from M&A was due to the acquisition of ND Industries in the second quarter of 2024. The negative currency effect was due to a weaker Chinese renminbi and Turkish lira offset by a stronger British pound sterling compared to the U.S. dollar.  As a percentage of net revenue, raw material costs decreased 290 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 50 basis points. SG&A expenses as a percentage of net revenue increased 70 basis points primarily due to higher compensation costs. Segment operating income increased 16.7 percent and segment operating margin increased 170 basis points compared to the second quarter of 2023.

Net revenue increased 0.7 percent in the first six months of2024 compared to the first six months of2023. The increase in organic growth was attributable to an increase in sales volume, partially offset by a decrease in product pricing. The 1.9 percent increase in net revenue from M&A was due to the acquisition of Aspen in the first quarter of 2023 and ND Industries in the second quarter of 2024. The negative currency effect was due to a weaker Chinese renminbi and Turkish lira compared to the U.S. dollar.  As a percentage of net revenue, raw material costs decreased 350 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 90 basis points due to the impact of lower product pricing, partially offset by increased sales volume. SG&A expenses as a percentage of net revenue increased by 130 basis points due to higher compensation costs. Segment operating income increased 12.7 percent and segment operating margin increased 130 basis points compared to the first six months of2023.

Construction Adhesives

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$150.5	$129.6	16.1%	$264.4	$222.3	19.0%
Segment operating income	$10.4	$6.0	74.5%	$7.8	$(3.7)	(312.9)%
Segment operating margin	6.9%	4.6%		2.9%	(1.7)%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	June 1, 2024 vs. June 3, 2023	June 1, 2024 vs. June 3, 2023
Organic growth	7.2%	8.5%
M&A	8.9%	10.5%
Currency	(0.1)%	0.0%
Total	16.0%	19.0%

Net revenue increased 16.0 percent in the second quarter of 2024 compared to the second quarter of 2023. The increase in organic growth was attributable to an increase in sales volume, partially offset by a decrease in product pricing. The 8.9 percent increase in net revenue from M&A was due to the acquisitions of XChem in the third quarter of 2023 and Sanglier in the fourth quarter of 2023. As a percentage of net revenue, raw material costs decreased 130 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 60 basis points due to higher sales volume, partially offset by lower product pricing. SG&A expenses as a percentage of net revenue decreased 40 basis points. Segment operating income increased 74.5 percent and segment operating margin increased 230 basis points compared to the second quarter of 2023.

Net revenue increased 19.0 percent in the first six months of 2024 compared to the first six months of 2023. The increase in organic growth was attributable to an increase in sales volume, partially offset by a decrease in product pricing. The 10.5 percent increase in net revenue from M&A was due to the acquisitions of XChem in the third quarter of 2023 and Sanglier in the fourth quarter of 2023.  As a percentage of net revenue, raw material costs decreased 190 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 90 basis points due to higher sales volume, partially offset by lower product pricing. SG&A expenses as a percentage of net revenue decreased by 190 basis points due increased net revenue, partially offset by the impact of acquisitions and higher compensation costs. Segment operating loss decreased 312.9 percent to operating income and segment operating margin increased 470 basis points compared to the first six months of2023.

Corporate Unallocated

	Three Months Ended			Six Months Ended
	June 1,	June 3,	2024 vs	June 1,	June 3,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Segment operating loss	$(12.1)	$(11.8)	2.7%	$(24.3)	$(19.5)	24.7%
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, and costs related to the implementation of Project ONE.

Segment operating loss in the second quarter of 2024 increased 2.7 percent compared to the second quarter of 2023 due to higher restructuring and acquisition project costs.

Segment operating loss in the first six months of 2024 increased 24.7 percent compared to the first six months of 2023 due to higher restructuring and acquisition project costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of June 1, 2024 were $114.8 million compared to $179.5 million as of December 2, 2023 and $103.2 million as of June 3, 2023. The majority of the $114.8 million in cash and cash equivalents as of June 1, 2024 was held outside the United States. Total long and short-term debt was $2,024.9 million as of June 1, 2024, $1,838.4 million as of December 2, 2023 and $1,882.3 million as of June 3, 2023. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 53.0 percent as of June 1, 2024 as compared to 51.1 percent as of December 2, 2023 and 52.8 percent as of June 3, 2023.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. As of June 3, 2023, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of June 1, 2024
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.75[2]	2.3
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	5.0

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

	June 1,	June 3,
	2024	2023
Net working capital as a percentage of annualized net revenue[1]	16.2%	18.1%
Accounts receivable DSO (in days)[2]	57	59
Inventory days on hand (in days)[3]	74	74
Trade accounts payable DPO (in days)[4]	68	62
Free cash flow[5]	$38.8	$4.5
Total debt to total capital ratio[6]	53.0%	52.8%

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

Reconciliation of "Net cash provided by operating activities" to free cash flow

	Six Months Ended
($ in millions)	June 1, 2024	June 3, 2023
Net cash provided by operating activities	$129.0	$108.4
Less: Purchased property, plant and equipment	90.2	82.6
Free cash flow	$38.8	$25.8

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	June 1,	June 3,
($ in millions)	2024	2023
Net cash provided by operating activities	$129.0	$108.4

Net income including non-controlling interest was $82.3 million in the first six months of 2024 compared to $62.3 million in the first six months of 2023. Depreciation and amortization expense totaled $84.7 million in the first six months of 2024 compared to $77.0 million in the first six months of 2023. Deferred income taxes was a use of cash of $24.1 million in the first six months of 2024 compared to $16.8 million in the first six months of 2023. Accrued compensation was a use of cash of $16.4 million in 2024 compared to $42.2 million in 2023. Other assets was a use of cash of $22.3 million in the first six months of 2024 compared to $37.0 million in the first six months of 2023. Other liabilities was a use of cash of $1.8 million in the first six months of 2024 compared to a source of cash of $18.8 million in the first six months of 2023.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $4.9 million compared to a source of cash of $54.9 million last year. The table below provides the cash flow impact due to changes in the components of net working capital and an assessment of each of the components:

	Six Months Ended
	June 1,	June 3,
($ in millions)	2024	2023
Trade receivables, net	$22.6	$66.9
Inventory	(56.5)	8.3
Trade payables	38.8	(20.3)
Total cash flow impact	$4.9	$54.9

●

Trade receivables, net – Trade receivables, net was a source of cash of $22.6 million and $66.9 million in the first six months of 2024 and 2023, respectively. The slightly higher source of cash in 2024 compared to 2023 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 57 days at June 1, 2024 and 59 days at June 3, 2023.

●

Inventory – Inventory was a use of cash of $56.5 million and a source of cash of $8.3 million in the first six months of 2024 and 2023, respectively. The higher use of cash in 2024 compared to 2023 is due to higher inventory purchases in 2024 compared to 2023. Inventory days on hand were 74 days as of June 1, 2024 and 74 days as of June 3, 2023.

●

Trade payables – Trade payables was a source of cash of $38.8 million and a use of cash of $20.3 million in the first six months of 2024 and 2023, respectively. The higher source of cash in 2024 compared to 2023 reflects lower payments on trade payables in the current year compared to the prior year.

Cash Flows from Investing Activities:

	Six Months Ended
	June 1,	June 3,
($ in millions)	2024	2023
Net cash used in investing activities	$(343.8)	$(183.7)

Purchases of property, plant and equipment were $90.2 million during the first six months of 2024 compared to $82.6 million for the same period of 2023.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first six months of 2024, we paid $254.3 million of cash, net of cash acquired for purchased businesses. During the first six months of 2023, we paid $103.7 million, net of cash acquired for purchased businesses.

Cash Flows from Financing Activities:

	Six Months Ended
	June 1,	June 3,
($ in millions)	2024	2023
Net cash (used in) provided by financing activities	$160.8	$93.3

In the first six months of 2024, borrowings on our revolving credit facility were $1,497.0 million and repayments on our revolving credit facility and our long-term debt totaled $1,305.5 million. These borrowings are for general working capital purposes and permitted acquisitions. Borrowings on our long-term debt were $1,300.0 and payments on our revolving credit facility were $1,176.7 million in the first six months of 2023. Payment of debt issue costs were $3.5 million in the first six months of 2024 and $10.2 million in the first six months of 2023. Net payments of notes payable were a use of cash of $0.4 million in the first six months of 2024 compared to $0.2 million in the same period of 2023. Cash dividends paid were $23.3 million in the first six months of 2024 compared to $21.3 million in the same period of 2023. Repurchases of common stock were $21.8 million in the first six months of 2024 compared to $2.6 million in the same period of 2023.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 1, 2024. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of June 1, 2024, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchase of equity securities during the quarter ended June 1, 2024 is as follows:

			(d)
			Maximum
			Approximate Dollar
	(a)		Value of Shares that
	Total	(b)	may yet be
	Number of	Average	Purchased Under the
	Shares	Price Paid	Plan or Program
Period	Purchased	per Share	(millions)

March 3, 2024 - April 6, 2024	-	$-	$300

April 7, 2024 - May 4, 2024	25,000	$75.58	$298

May 5, 2024 - June 1, 2024	157,400	$78.60	$286

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

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

10.1	Refinancing and Incremental Amendment dated March 4, 2024, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto(1)
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 1, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 27, 2024	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Refinancing and Incremental Amendment dated March 4, 2024, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto(1)
31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended June 1, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2024