Form 10-Q
period 2024-08-31
FULLER H B CO
filed 2024-09-26
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,627,124 as of September 20, 2024.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,	September 2,	August 31,	September 2,
	2024	2023	2024	2023
Net revenue	$917,927	$900,634	$2,645,452	$2,608,055
Cost of sales	(642,198)	(637,162)	(1,848,435)	(1,873,000)
Gross profit	275,729	263,472	797,017	735,055
Selling, general and administrative expenses	(171,388)	(172,153)	(525,204)	(493,320)
Other income, net	2,148	1,555	7,282	4,764
Interest expense	(35,288)	(35,105)	(99,504)	(101,305)
Interest income	1,092	1,128	3,597	2,726
Income before income taxes and income from equity method investments	72,293	58,897	183,188	147,920
Income taxes	(18,264)	(22,231)	(48,496)	(51,255)
Income from equity method investments	1,310	984	2,955	3,322
Net income including non-controlling interest	55,339	37,650	137,647	99,987
Net loss (income) attributable to non-controlling interest	22	(23)	(32)	(71)
Net income attributable to H.B. Fuller	$55,361	$37,627	$137,615	$99,916

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$1.01	$0.69	$2.51	$1.84
Diluted	$0.98	$0.67	$2.43	$1.79

Weighted-average common shares outstanding:
Basic	54,975	54,394	54,874	54,279
Diluted	56,650	56,033	56,620	55,890

Dividends declared per common share	$0.223	$0.205	$0.651	$0.600

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,	September 2,	August 31,	September 2,
	2024	2023	2024	2023
Net income including non-controlling interest	$55,339	$37,650	$137,647	$99,987
Other comprehensive income (loss)
Foreign currency translation	33,355	(8,717)	(12,932)	14,058
Defined benefit pension plans adjustment, net of tax	1,270	863	3,808	2,572
Interest rate swaps, net of tax	(25,744)	15,898	(18,013)	14,745
Net investment hedges, net of tax	(8,231)	(4,641)	(4,318)	(10,324)
Other comprehensive income (loss)	650	3,403	(31,455)	21,051
Comprehensive income	55,989	41,053	106,192	121,038
Less: Comprehensive income attributable to non-controlling interest	9	16	22	59
Comprehensive income attributable to H.B. Fuller	$55,980	$41,037	$106,170	$120,979

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 31,	December 2,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$131,412	$179,453
Trade receivables (net of allowances of $13,389 and $11,080, as of August 31, 2024 and December 2, 2023, respectively)	574,781	577,932
Inventories	509,029	442,040
Other current assets	115,070	112,678
Total current assets	1,330,292	1,312,103

Property, plant and equipment	1,855,203	1,755,035
Accumulated depreciation	(993,884)	(930,380)
Property, plant and equipment, net	861,319	824,655

Goodwill	1,591,709	1,486,512
Other intangibles, net	806,148	729,140
Other assets	388,777	371,165
Total assets	$4,978,245	$4,723,575

Liabilities, non-controlling interest and total equity
Current liabilities
Notes payable	$797	$1,841
Trade payables	493,550	439,700
Accrued compensation	83,861	95,680
Income taxes payable	39,244	47,688
Other accrued expenses	87,495	107,902
Total current liabilities	704,947	692,811

Long-term debt	2,020,273	1,836,590
Accrued pension liabilities	51,739	50,189
Other liabilities	359,565	388,072
Total liabilities	$3,136,524	$2,967,662

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 54,612,541 and 54,092,987 as of August 31, 2024 and December 2, 2023, respectively	$54,613	$54,093
Additional paid-in capital	316,324	301,485
Retained earnings	1,944,380	1,842,507
Accumulated other comprehensive loss	(474,326)	(442,880)
Total H.B. Fuller stockholders' equity	1,840,991	1,755,205
Non-controlling interest	730	708
Total equity	1,841,721	1,755,913
Total liabilities, non-controlling interest and total equity	$4,978,245	$4,723,575

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 2, 2023	$54,093	$301,485	$1,842,507	$(442,880)	$708	$1,755,913
Comprehensive income (loss)	-	-	30,991	(15,909)	12	15,094
Dividends	-	-	(11,246)	-	-	(11,246)
Stock option exercises	200	8,777	-	-	-	8,977
Share-based compensation plans and other, net	225	5,490	-	-	-	5,715
Repurchases of common stock	(80)	(6,128)	-	-	-	(6,208)
Balance at March 2, 2024	$54,438	$309,624	$1,862,252	$(458,789)	$720	$1,768,245
Comprehensive income (loss)	-	-	51,264	(16,156)	1	35,109
Dividends	-	-	(12,144)	-	-	(12,144)
Stock option exercises	189	9,123	-	-	-	9,312
Share-based compensation plans and other, net	81	7,111	-	-	-	7,192
Repurchases of common stock	(200)	(15,400)	-	-	-	(15,600)
Balance at June 1, 2024	$54,508	$310,458	$1,901,372	$(474,945)	$721	$1,792,114
Comprehensive income	-	-	55,361	619	9	55,989
Dividends	-	-	(12,353)	-	-	(12,353)
Stock option exercises	328	15,553	-	-	-	15,881
Share-based compensation plans and other, net	2	7,650	-	-	-	7,652
Repurchases of common stock	(225)	(17,337)	-	-	-	(17,562)
Balance at August 31, 2024	$54,613	$316,324	$1,944,380	$(474,326)	$730	1,841,721

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	21,889	5,241	37	27,167
Dividends	-	-	(10,305)	-	-	(10,305)
Stock option exercises	76	3,520	-	-	-	3,596
Share-based compensation plans and other, net	102	5,221	-	-	-	5,323
Repurchases of common stock	(36)	(2,412)	-	-	-	(2,448)
Balance at March 4, 2023	$53,819	$272,820	$1,752,943	$(446,116)	$661	$1,634,127
Comprehensive income (loss)	-	-	40,401	12,411	6	52,818
Dividends	-	-	(11,129)	-	-	(11,129)
Stock option exercises	13	584	-	-	-	597
Share-based compensation plans other, net	30	6,818	-	-	-	6,848
Repurchases of common stock	(2)	(102)	-	-	-	(104)
Balance at June 3, 2023	$53,860	$280,120	$1,782,215	$(433,705)	$667	$1,683,157
Comprehensive income	-	-	37,627	3,410	16	41,053
Dividends	-	-	(11,155)	-	-	(11,155)
Stock option exercises	153	6,906	-	-	-	7,059
Share-based compensation plans other, net	3	7,018	-	-	-	7,021
Repurchases of common stock	-	(9)	-	-	-	(9)
Balance at September 2, 2023	$54,016	$294,035	$1,808,687	$(430,295)	$683	$1,727,126

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	August 31, 2024	September 2, 2023
Cash flows from operating activities:
Net income including non-controlling interest	$137,647	$99,987
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	66,990	60,518
Amortization	61,723	58,633
Deferred income taxes	(45,998)	(30,064)
Loss from equity method investments, net of dividends received	622	260
Gain on insurance claims	(7,264)	-
Loss on equity investment	1,966	-
Debt issuance costs write-off	-	2,689
Loss on fair value adjustment on contingent consideration liability	-	2,893
Gain on sale or disposal of assets	(501)	(78)
Share-based compensation	17,662	16,279
Pension and other post-retirement benefit plan activity	(6,671)	(8,890)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	26,373	79,495
Inventories	(62,206)	38,212
Other assets	(39,025)	(30,901)
Trade payables	49,705	(74,443)
Accrued compensation	(11,566)	(33,796)
Other accrued expenses	(5,244)	(6,992)
Income taxes payable	(17,873)	24,461
Other liabilities	856	12,408
Other	49,591	6,023
Net cash provided by operating activities	216,787	216,694

Cash flows from investing activities:
Purchased property, plant and equipment	(112,799)	(109,545)
Purchased businesses, net of cash acquired	(274,067)	(194,248)
Proceeds from sale of property, plant and equipment	1,048	4,257
Net cash used in investing activities	(385,818)	(299,536)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,732,900	1,333,000
Repayment of long-term debt	(1,556,135)	(1,184,900)
Payment of debt issuance costs	(3,493)	(10,214)
Net payment of notes payable	(1,014)	(18,000)
Dividends paid	(35,440)	(32,319)
Proceeds from stock options exercised	34,161	11,251
Repurchases of common stock	(39,371)	(2,560)
Net cash provided by financing activities	131,608	96,258

Effect of exchange rate changes on cash and cash equivalents	(10,618)	1,608
Net change in cash and cash equivalents	(48,041)	15,024
Cash and cash equivalents at beginning of period	179,453	79,910
Cash and cash equivalents at end of period	$131,412	$94,934

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU provides new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. Our effective date for adoption of this ASU is our fiscal year ending November 28, 2026. We are evaluating the impact the new disclosure guidance will have on our Consolidated Finance Statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU extends the existing requirements for annual disclosures to quarterly periods and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. Our effective date for adoption of this ASU is our fiscal year ending November 29, 2025. We are evaluating the impact the new disclosure guidance will have on our Consolidated Finance Statements.

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

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of August 31, 2024, were approximately $4,457. These obligations under the Company’s supplier finance programs are included in Accounts payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the company.

Note 2: Acquisitions

HS Butyl Limited

On August 5, 2024, we acquired HS Butyl Limited (“HS Butyl”) for a purchase price of 18,148 British pound sterling, or approximat ely $23,180 which was funded through existing cash. This includes a holdback amount of 2,700 British pound sterling that will be paid on the 18-month anniversary of the closing date. HS Butyl, headquartered in Lymington, England, is the United Kingdom's largest manufacturer and distributor of high-quality butyl tapes, which provide strong, permanent, watertight seals for a wide variety of applications within the construction, infrastructure, automotive and renewable energy industries. The acquisition of HS Butyl establishes our presence in the European waterproofing tape market, expanding our position as a solution provider to existing customers. It also expands our relevance to more markets and creates opportunities to deliver new, in-demand solutions for our customers, given the technology's relevance to multiple high-value applications. The acquisition fair value measurement was preliminary as of August 31, 2024 and includes other intangible assets of $5,620, goodwill of $4,927 and other net assets of $12,633. Goodwill represents expected synergies from combining HS Butyl with our existing business. Goodwill is not deductible for tax purposes.  HS Butyl is included in our Construction Adhesives operating segment.

ND Industries, Inc.

On May 20, 2024, we acquired the assets of ND Industries, Inc. (“ND Industries”) for a base purchase price of $255,734 which was funded through borrowings on our credit facility and existing cash. This includes a holdback amount of $1,446 that will be paid on the 4-month anniversary of the closing date. ND Industries, headquartered in Clawson, Michigan, is a leading provider of specialty adhesives and fastener locking and sealing solutions serving customers in the automotive, electronics, aerospace and other industries. The acquisition of ND Industries is expected to accelerate the realization of our top growth priorities, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of August 31, 2024. ND Industries is included in our Engineering Adhesives operating segment.

During the three months ended August 31, 2024, intangible assets increased $4,800, goodwill decreased $5,966, and other net assets increased $1,166 in the fair value measurement of ND Industries. The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amounts
Current assets	$17,461
Property, plant and equipment	22,152
Goodwill	83,859
Other intangibles
Customer relationships	111,400
Trademarks/trade names	9,300
Technology	13,900
Other assets	86
Current liabilities	(2,424)
Total	$255,734

The expected useful lives of the acquired intangible assets are 15 years for technology, 13 years for customer relationships and ten years for trademarks and tradenames. Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $89,825 to goodwill for the expected synergies from combining ND Industries with our existing business. Such goodwill is deductible for tax purposes. The goodwill was assigned to our Engineering Adhesives operating segment.

Sanglier Ltd.

On September 8, 2023, we acquired the assets of Sanglier Ltd. (“Sanglier”) for a base purchase price of 13,361 British pound sterling, or approximately $16,660 which was funded through existing cash. This includes a holdback amount of 2,100 British pound sterling that will be paid on the 18-month anniversary of the closing date. Sanglier, headquartered in Mansfield, United Kingdom, is a manufacturer and filler of sprayable (aerosol and cannister) industrial adhesives. The acquisition of Sanglier expands our innovation capabilities and product portfolio across the United Kingdom and Europe. Sanglier transforms adhesives applications to enable sprayable delivery providing end users with an opportunity to greatly improve labor efficiency. The acquisition fair value measurement was final as of August 31, 2024 and includes other intangible assets of $7,354, goodwill of $3,038 and other net assets of $6,261. Goodwill represents expected synergies from combining Sanglier with our existing business. Goodwill is deductible for tax purposes. Sanglier is included in our Construction Adhesives operating segment.

Adhezion Biomedical LLC

On June 23, 2023, we acquired Adhezion Biomedical LLC (“Adhezion”) for a base purchase price of $80,802 which was funded through borrowings on our credit facility. This includes a holdback amount of $780 that was paid on the 12-month anniversary of the closing date. The agreement includes a payment of contingent consideration up to $15,000 following the completion of certain performance goals and conditions. Adhezion, headquartered in Hudson, North Carolina, is a manufacturer of cyanoacrylate-based healthcare adhesives and infection prevention products. The acquisition of Adhezion positions us for expansion in the healthcare adhesives industry and creates a solid, unique platform from which to scale and innovate in the healthcare adhesives industry. The acquisition fair value measurement was final as of June 1, 2024 and includes other intangible assets of $38,500, goodwill of $37,589 and other net assets of $4,713. Goodwill represents expected synergies from combining Adhezion with our existing business. The amount of goodwill that is deductible for tax purposes is $25,717. Adhezion is included in our Hygiene, Health and Consumable Adhesives operating segment.

XChem International LLC

On June 12, 2023, we acquired XChem International LLC ("XChem") for a base purchase price of approximately $14,496 which was funded through borrowings on our credit facility. This includes a holdback amount of $1,650, half of which was paid on the 12-month anniversary of the closing date and half to be paid on the 18-month anniversary of the closing date. XChem, headquartered in Ras Al-Khaimah, United Arab Emirates, is a manufacturer of adhesives and sealants for construction-related applications. The acquisition of XChem provides our Construction Adhesives global business with additional manufacturing presence for certain brands outside the U.S. and broadens our Construction Adhesives portfolio of highly specified applications and diversifies it toward both non-U.S. and infrastructure-oriented markets. The acquisition fair value measurement was final as of  June 1, 2024 and includes other intangible assets of $4,600, goodwill of $4,318 and other net assets of $5,578. Goodwill represents expected synergies from combining XChem with our existing business. Goodwill is not deductible for tax purposes. XChem is included in our Construction Adhesives operating segment.

Beardow Adams Holdings Ltd.

On May 1, 2023, we acquired Beardow Adams Holdings Ltd. (“Beardow Adams”) for a total purchase price of 80,738 British pound sterling, or approximately $100,885, which was funded through borrowings on our credit facility. This includes a holdback amount of 8,000 British pound sterling that will be paid on the 18-month anniversary of the closing date. Beardow Adams, based in the United Kingdom, develops and manufactures adhesives, sealants and coatings, principally in the fields of packaging and related applications. The acquisition of Beardow Adams is expected to accelerate profitable growth in many of our core end markets and generate business synergies through better raw material pricing, production optimization and an expanded distribution platform. The acquisition fair value measurement was final as of  June 1, 2024 and includes other intangible assets of $35,425, goodwill of $28,148 and other net assets of $37,312. Goodwill represents expected synergies from combining Beardow Adams with our existing business. The amount of goodwill that is deductible for tax purposes is $3,561. The remaining goodwill is not deductible for tax purposes. Beardow Adams is included in our Hygiene, Health and Consumable Adhesives operating segment.

Aspen Research Corporation

On January 31, 2023, we acquired the assets of Aspen Research Corporation (“Aspen”) for a total purchase price of $9,761, which was funded through existing cash. This includes a holdback amount of $500 that was paid on the 18-month anniversary of the closing date. Aspen, located in Maple Grove, Minnesota, is a contract research organization that develops and manufactures innovative solutions for some of the adhesives used in our insulating glass market. Aspen is known for their superior understanding of materials science, engineering and analytical testing and specializes in custom materials manufacturing for chemicals and adhesives products. The acquisition of Aspen is expected to expand our Engineering Adhesives footprint in North America and strengthen our capabilities in the insulating glass market, in addition to bringing additive continuous flow and process manufacturing capabilities that we plan to leverage. The acquisition fair value measurement was final as of December 2, 2023 and includes other intangible assets of $4,900, goodwill of $3,832 and other net assets of $1,029. Goodwill represents expected synergies from combining Aspen with our existing business. Goodwill is deductible for tax purposes. Aspen is included in our Engineering Adhesives operating segment.

Lemtapes Oy

On December 15, 2022, we acquired Lemtapes Oy (“Lemtapes”) for a total purchase price of $8,922 Euro, or approximately $9,482 which was funded through existing cash. This includes a holdback amount of 850 Euro that was paid on the 18-month anniversary of the closing date. Lemtapes, located in Valkeakoski, Finland, is a solutions provider of ecological, innovative tapes and adhesives for the packaging and plywood industries. The acquisition of Lemtapes is expected to reinforce our strategic position in Europe, especially for our adhesives coated solutions products. This acquisition will also accelerate our growth strategy of fast-growing, high margin businesses while adding technology capabilities and strong customer relationships. The acquisition fair value measurement was final as of December 2, 2023 and includes other intangible assets of $5,526, goodwill of $3,028 and other net assets of $928. Goodwill represents expected synergies from combining Lemtapes with our existing business. Goodwill is not deductible for tax purposes. Lemtapes is included in our Hygiene, Health and Consumable Adhesives operating segment.

All acquisitions, individually and in the aggregate, are not material and therefore pro forma financial information is not provided.

Note 3: Restructuring Actions

During fiscal year 2023, the Company approved restructuring plans (the "Plans") related to organizational changes and other actions to optimize operations and integrate acquired businesses. The Plans were implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026, with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024. In implementing the Plans, the Company currently expects to incur pre-tax costs of approximately $39,100 to $50,100 for severance and related employee costs globally, other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans.

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Nine Months Ended
	August 31, 2024	September 2, 2023	August 31, 2024	September 2, 2023
Cost of sales	$2,119	$3,322	$6,313	$8,407
Selling, general and administrative	2,632	5,077	5,076	8,320
	$4,751	$8,399	$11,389	$16,727

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 3, 2022	$57	$-	$-	$57
Expenses incurred	22,731	1,369	487	24,587
Non-cash charges	-	(1,369)	(453)	(1,822)
Cash payments	(9,802)	-	(34)	(9,836)
Foreign currency translation	(1,263)	-	-	(1,263)
Balance at December 2, 2023	$11,723	$-	$-	$11,723
Expenses incurred	7,825	3,451	113	11,389
Non-cash charges	-	(3,451)	(102)	(3,553)
Cash payments	(12,459)	-	(11)	(12,470)
Foreign currency translation	(44)	-	-	(44)
Balance at August 31, 2024	$7,045	$-	$-	$7,045

Non-cash charges primarily include accelerated depreciation resulting from the cessation of use of certain long-lived assets and inventory disposals. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	August 31,	December 2,
	2024	2023
Raw materials	$231,152	$206,140
Finished goods	277,877	235,900
Total inventories	$509,029	$442,040

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the nine months ended August 31, 2024 is presented below:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
Balance at December 2, 2023	$402,598	$651,145	$432,769	$1,486,512
Acquisitions	1,674	83,859	7,654	93,187
Foreign currency translation effect	4,131	6,938	941	12,010
Balance at August 31, 2024	$408,403	$741,942	$441,364	$1,591,709

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	August 31, 2024
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$146,315	$1,073,123	$68,851	$10,094	$1,298,383
Accumulated amortization	(53,478)	(404,711)	(27,731)	(6,797)	(492,717)
Net identifiable intangibles	$92,837	$668,412	$41,120	$3,297	$805,666

	December 2, 2023
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$144,763	$986,470	$58,484	$10,911	$1,200,628
Accumulated amortization	(59,631)	(382,220)	(23,099)	(7,012)	(471,962)
Net identifiable intangibles	$85,132	$604,250	$35,385	$3,899	$728,666

Amortization expense with respect to amortizable intangible assets was $22,149 and $20,820 for the three months ended August 31, 2024 and September 2, 2023, respectively, and was $61,723 and $58,633 for the nine months ended August 31, 2024 and September 2, 2023.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$18,564	$88,100	$81,291	$77,938	$77,666	$462,103

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  August 31, 2024 and December 2, 2023 were $482 and $474, respectively, and relate to trademarks and trade names. The change in non-amortizable assets as of August 31, 2024 compared to December 2, 2023 was due to changes in foreign currency exchange rates.

Note 6: Long-Term Debt

On March 4, 2024, we entered into a Refinancing and Incremental Amendment (the “Refinancing and Incremental Amendment”), which amended the Second Amended and Restated Credit Agreement dated as of February 15, 2023, as previously amended. Pursuant to the Refinancing and Incremental Amendment under the Credit Agreement, the existing $794,000 principal amount of Term B loans (the “Amended TLB”) were refinanced and certain lenders to the Refinancing and Incremental Amendment made additional Term B loans to the Company in the principal amount of $200,000, thereby increasing the aggregate principal amount of the Amended TLB to $994,000. Furthermore, the interest rate margins applicable to the Amended TLB were decreased by 25 basis points (0.25% per annum) to 200 basis points for SOFR loans and 100 basis points for prime rate loans. The additional $200,000 of proceeds will be used to finance our working capital needs and for general corporate purposes, including permitted acquisitions. Interest on Term Loan B borrowings is payable at SOFR plus an interest rate spread of 200 basis points with a SOFR floor of 50 basis points (7.32 percent at  August 31, 2024). The maturity date of February 15, 2030 remains unchanged. The commitment fee rates and interest rates applicable to the revolving credit facility and the Term Loan A facility remain unchanged.

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended August 31, 2024 and September 2, 2023
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2024	2023	2024	2023	2024	2023
Service cost	$-	$-	$350	$422	$-	$-
Interest cost	3,464	3,475	1,575	1,454	291	301
Expected return on assets	(6,555)	(7,205)	(1,643)	(1,785)	(2,727)	(2,465)
Amortization:
Prior service cost	-	-	16	16	-	-
Actuarial loss	1,159	635	516	506	-	-
Net periodic (benefit) cost	$(1,932)	$(3,095)	$814	$613	$(2,436)	$(2,164)

	Nine Months Ended August 31, 2024 and September 2, 2023
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2024	2023	2024	2023	2024	2023
Service cost	$-	$-	$1,046	$1,255	$-	$-
Interest cost	10,391	10,426	4,705	4,300	875	903
Expected return on assets	(19,666)	(21,617)	(4,908)	(5,277)	(8,182)	(7,394)
Amortization:
Prior service cost	-	-	48	47	-	-
Actuarial loss	3,478	1,906	1,540	1,496	-	-
Net periodic (benefit) cost	$(5,797)	$(9,285)	$2,431	$1,821	$(7,307)	$(6,491)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended August 31, 2024				Three Months Ended September 2, 2023
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$55,361	$(22)			$37,627	$23
Foreign currency translation¹	$33,324	$-	33,324	31	$(8,710)	$-	(8,710)	(7)
Defined benefit pension plans adjustment²	1,689	(419)	1,270	-	1,157	(294)	863	-
Interest rate swaps³	(34,068)	8,324	(25,744)	-	21,086	(5,188)	15,898	-
Net investment hedges³	(10,892)	2,661	(8,231)	-	(6,156)	1,515	(4,641)	-
Other comprehensive (loss) income	$(9,947)	$10,566	$619	$31	$7,377	$(3,967)	$3,410	$(7)
Comprehensive income			$55,980	$9			$41,037	$16

	Nine Months Ended August 31, 2024				Nine Months Ended September 2, 2023
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$137,615	$32			$99,916	$71
Foreign currency translation adjustment¹	$(12,922)	$-	(12,922)	(10)	$14,070	$-	14,070	(12)
Defined benefit pension plans adjustment²	5,065	(1,257)	3,808	-	3,449	(877)	2,572	-
Interest rate swap³	(23,851)	5,838	(18,013)	-	19,557	(4,812)	14,745	-
Net investment hedges³	(5,704)	1,386	(4,318)	-	(13,694)	3,370	(10,324)	-
Other comprehensive (loss) income	$(37,412)	$5,967	$(31,445)	$(10)	$23,382	$(2,319)	$21,063	$(12)
Comprehensive income			$106,170	$22			$120,979	$59

The components of accumulated other comprehensive loss are as follows:

	August 31, 2024
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(259,649)	$(259,615)	$(34)
Defined benefit pension plans adjustment, net of taxes of $65,725	(123,661)	(123,661)	-
Interest rate swap, net of taxes of $4,378	(13,541)	(13,541)	-
Net investment hedges, net of taxes of $19,130	(59,168)	(59,168)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(474,360)	$(474,326)	$(34)

	December 2, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(246,736)	$(246,692)	$(44)
Defined benefit pension plans adjustment, net of taxes of $66,982	(127,469)	(127,469)	-
Interest rate swap, net of taxes of ($1,460)	4,472	4,472	-
Net investment hedges, net of taxes of $17,744	(54,850)	(54,850)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(442,924)	$(442,880)	$(44)

Note 9: Income Taxes

Income tax expense for the three and nine months ended August 31, 2024 includes $2,937 and $4,147 of discrete tax benefit, respectively, relating to an excess tax benefit on U.S. stock compensation, as well as other various U.S. and foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 29.3 percent and 28.7 percent for the three and nine months ended August 31, 2024, respectively.

Income tax expense for the three and nine months ended September 2, 2023 includes $6,243 and $9,130 of discrete tax expense, respectively, relating to various U.S. and foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.1 percent and 28.5 percent for the three and nine months ended September 2, 2023, respectively.

As of  August 31, 2024, we had a liability of $13,368 recorded for gross unrecognized tax benefits (excluding interest) compared to $14,254 as of December 2, 2023. As of August 31, 2024 and December 2, 2023, we had accrued $6,622 and $6,310 of gross interest relating to unrecognized tax benefits, respectively.

Note 10: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	August 31,	September 2,	August 31,	September 2,
(Shares in thousands)	2024	2023	2024	2023
Weighted-average common shares - basic	54,975	54,394	54,874	54,279
Equivalent shares from share-based compensations plans	1,675	1,639	1,746	1,611
Weighted-average common and common equivalent shares diluted	56,650	56,033	56,620	55,890

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

Share-based compensation awards of 517,442 and 1,025,337 shares for the three months ended August 31, 2024 and September 2, 2023, respectively, and 957,127 and 1,164,870 shares for the nine months ended August 31, 2024 and September 2, 2023, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

Note 11: Financial Instruments

Overview

As a result of being a global enterprise, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables. Foreign currency exchange rates and fluctuations in those rates may affect the Company's net investment in foreign subsidiaries.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was a liability of $3,168 at  August 31, 2024 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $2,905 at August 31, 2024 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $1,404 at August 31, 2024 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax (losses) gains recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2024	September 2, 2023	August 31, 2024	September 2, 2023
Interest rate swap contracts	(34,068)	21,086	(23,851)	19,557

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $31,059 at  August 31, 2024, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of August 31, 2024, the combined fair value of the swaps was a liability of $78,304 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $59,168 of August 31, 2024. The amounts of pretax loss recognized in comprehensive income related to the net investment hedge was $10,892 for the three months ended August 31, 2024. As of August 31, 2024, we did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

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

As of August 31, 2024, we had forward foreign currency contracts maturing between September 3, 2024 and February 5, 2025. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains losses recognized in other income, net related to derivative instruments not designated as hedging instruments for the nine months ended August 31, 2024 and September 2, 2023 were $1,524 and $798, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 31, 2024, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2024 and December 2, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	August 31,	Fair Value Measurements Using:
Description	2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,222	$3,222	$-	$-
Foreign exchange contract assets	5,610	-	5,610	-

Liabilities:
Foreign exchange contract liabilities	$7,134	$-	7,134	$-
Interest rate swaps, cash flow hedge liabilities	7,477		7,477
Interest rate swaps, fair value hedge liabilities	31,059	-	31,059	-
Net investment hedge liabilities	78,304	-	78,304	-
Contingent consideration liability	500	-	-	500

	December 2,	Fair Value Measurements Using:
Description	2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,314	$19,314	$-	$-
Foreign exchange contract assets	13,501	-	13,501	-
Interest rate swaps, cash flow hedge assets	3,632	-	3,632	-

Liabilities:
Foreign exchange contract liabilities	$5,004	$-	$5,004	$-
Interest rate swaps, cash flow hedge liabilities	63	-	63
Interest rate swaps, fair value hedge liabilities	41,532	-	41,532
Net investment hedge liabilities	72,589	-	72,589	-
Contingent consideration liabilities	1,370	-	-	1,370

The valuation of our contingent consideration liability related to the acquisition of TissueSeal and was $500 as of  August 31, 2024. The contingent consideration of $870 related to the acquisition of GSSI was paid in the first quarter of 2024. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of the contingent consideration liabilities:

Amounts
Balance at December 2, 2023	$1,370
Contingent consideration payment	(870)
Balance at August 31, 2024	$500

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $2,019,615 and $1,785,199 as of August 31, 2024 and December 2, 2023, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 13: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $3,974 and $5,034 as of August 31, 2024 and December 2, 2023, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $1,483 and $2,301 as of August 31, 2024 and December 2, 2023, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	August 31, 2024	September 2, 2023	December 2, 2023
Lawsuits and claims settled	9	6	18
Settlement amounts	$1,208	$3,985	$4,581
Insurance payments received or expected to be received	$844	$2,307	$2,629

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

In February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in September 2022.  The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company or its affiliates. The named plaintiffs seek to represent a class but have not yet moved for class certification. The Company intends to vigorously defend itself against the claims outlined in this lawsuit. As of August 31, 2024, we are unable to estimate any possible loss or range of possible losses and have not recorded a loss contingency for this matter.

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

During the third quarter of 2024, we repurchased shares under this program with an aggregate value of $17,549. Of this amount, $225 reduced common stock and $17,324 reduced additional paid-in capital. During the nine months ended August 31, 2024, we repurchased shares under this program with an aggregate value of $31,811. Of this amount $407 reduced common stock and $31,404 reduced additional paid-in capital. There were no shares repurchased under this program during the third quarter and first nine months of 2023.

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	August 31, 2024		September 2, 2023
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$389,854	$49,782	$402,388	$52,737
Engineering Adhesives	374,923	52,865	365,862	52,931
Construction Adhesives	153,150	12,543	132,384	5,853
Total segment	$917,927	$115,190	$900,634	$111,521
Corporate Unallocated	-	(10,849)	-	(20,202)
Total	$917,927	$104,341	$900,634	$91,319

	Nine Months Ended
	August 31, 2024		September 2, 2023
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$1,150,658	$147,147	$1,190,402	$149,474
Engineering Adhesives	1,077,206	139,522	1,063,009	129,806
Construction Adhesives	417,588	20,342	354,644	2,189
Total segment	$2,645,452	$307,011	$2,608,055	$281,469
Corporate Unallocated	-	(35,198)	-	(39,734)
Total	$2,645,452	$271,813	$2,608,055	$241,735

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	August 31,	September 2,	August 31,	September 2,
	2024	2023	2024	2023
Operating income	$104,341	$91,319	$271,813	$241,735
Other income, net	2,148	1,555	7,282	4,764
Interest expense	(35,288)	(35,105)	(99,504)	(101,305)
Interest income	1,092	1,128	3,597	2,726
Income before income taxes and income from equity method investments	$72,293	$58,897	$183,188	$147,920

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended August 31, 2024

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$222,605	$164,343	$115,464	$502,412
EIMEA	115,960	109,742	29,387	255,089
Asia Pacific	51,289	100,838	8,299	160,426
Total	$389,854	$374,923	$153,150	$917,927

	Three Months Ended September 2, 2023

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$227,947	$147,115	$100,510	$475,572
EIMEA	127,080	109,151	23,443	259,674
Asia Pacific	47,361	109,596	8,431	165,388
Total	$402,388	$365,862	$132,384	$900,634

	Nine Months Ended August 31, 2024
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$665,979	$456,610	$310,280	$1,432,869
EIMEA	332,480	331,341	83,895	747,716
Asia Pacific	152,199	289,255	23,413	464,867
Total	$1,150,658	$1,077,206	$417,588	$2,645,452

	Nine Months Ended September 2, 2023
	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total

Americas	$688,890	$429,824	$273,116	$1,391,830
EIMEA	348,876	341,710	57,938	748,524
Asia Pacific	152,636	291,475	23,590	467,701
Total	$1,190,402	$1,063,009	$354,644	$2,608,055

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 2, 2023 for important background information related to our business.

Net revenue in the third quarter of 2024 increased 1.9 percent from the third quarter of 2023. Net revenue increased 3.0 percent due to acquisitions and 3.0 percent due to sales volume, partially offset by a 2.6 percent decrease in pricing and a 1.5 percent decrease due to negative currency effect compared to the third quarter of 2023. The negative currency effects were primarily driven by aweaker Egyptian pound, Turkish lira and Brazilian real compared to the U.S. dollar. Gross profit margin increased 70 basis points primarily due to lower raw material costs and higher sales volume partially offset by lower product pricing.

Net revenue in the first nine months of 2024 increased 1.4 percent from the first nine months of 2023. Net revenue increased 3.9 percent due to acquisitions and 1.9 percent due to sales volume, partially offset by a 3.1 percent decrease in pricing and a 1.3 percent decrease due to negative currency effect compared to the first nine months of 2023. The negative currency effects were primarily driven by a weaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger British pound sterling and Mexican peso compared to the U.S. dollar. Gross profit margin increased 190 basis points primarily due to lower raw material costs and higher sales volume partially offset by lower product pricing.

Net income attributable to H.B. Fuller in the third quarter of 2024 was $55.4 million compared to $37.6 million in the third quarter of 2023. Diluted earnings per share for the third quarter of 2024 was $0.98 per share compared to $0.67 per share for the third quarter of 2023.

Net income attributable to H.B. Fuller in the first nine months of 2024 was $137.6 million compared to $99.9 million in the first nine months of 2023. Diluted earnings per share for the first nine months of 2024 was $2.43 per share compared to $1.79 per share for the first nine months of 2023.

Restructuring Plans

During the second and third quarters of 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $39.1 million to $50.1 million ($30.4 million to $39.0 million after-tax), which include (i) cash expenditures of approximately $28.4 million to $29.6 million ($22.0 million to $23.0 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $43.0 million under the Plans as of August 31, 2024. The Plans were implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$917.9	$900.6	1.9%	$2,645.5	$2,608.1	1.4%

We review variances in net revenue in terms of changes related to sales volume, product pricing, business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2024 compared to the three and nine months ended September 2, 2023:

	Three Months Ended	Nine Months Ended
	August 31, 2024 vs. September 2, 2023	August 31, 2024 vs. September 2, 2023
Organic growth	0.4%	(1.2)%
M&A	3.0%	3.9%
Currency	(1.5)%	(1.3)%
Total	1.9%	1.4%

Organic revenue increased 0.4 percent in the third quarter of 2024 compared to the third quarter of 2023 and consisted of a 10.2 percent increase in Construction Adhesives, partially offset by a 2.0 percent decrease in Engineering Adhesives and a 0.5 percent decrease in Hygiene, Health and Consumable Adhesives. The increase was driven by a 3.0 percent increase in sales volume, partially offset by a 2.6 percent decrease in product pricing. The 3.0 percent increase from M&A was due to our acquisitions that occurred in the last twelve months. The negative 1.5 percent foreign currency impact was primarily driven by a weaker Egyptian pound, Turkish lira and Brazilian real compared to the U.S. dollar compared to the U.S. dollar.

Organic revenue decreased 1.2 percent in the first nine months of 2024 compared to the first nine months of 2023 and consisted of an 9.0 percent increase in Construction Adhesives, offset by a 4.8 percent decrease in Hygiene, Health and Consumable Adhesives and a 0.7 percent decrease in Engineering Adhesives. The decrease was driven by a 3.1 percent decrease in product pricing, partially offset by a 1.9 percent increase in sales volume. The 3.9 percent increase from M&A was due to our acquisitions that occurred in the last twelve months. The negative 1.3 percent foreign currency impact was primarily driven by a weaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger British pound sterling and Mexican peso compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Cost of sales	$642.2	$637.2	0.8%	$1,848.5	$1,873.0	(1.3)%
Percent of net revenue	70.1%	70.8%		69.9%	71.8%

Cost of sales in the third quarter of 2024 compared to the third quarter of 2023 decreased 70 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 170 basis points in 2024 compared to 2023 due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 100 basis points in 2024 compared to 2023 due to a decrease in product pricing partially offset by higher sales volume.

Cost of sales in the first nine months of2024 compared to the first nine months of2023 decreased 190 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 300 basis points in 2024 compared to 2023 due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 110 basis points in 2024 compared to 2023 primarily due to a decrease in product pricing partially offset by higher sales volume.

Gross profit:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Gross profit	$275.7	$263.5	4.6%	$797.0	$735.1	8.4%
Percent of net revenue	30.0%	29.3%		30.1%	28.2%

Gross profit in the third quarter of 2024 increased 4.6 percent and gross profit margin increased 70 basis points compared to the third quarter of 2023. The increase in gross profit margin was due to a 170 basis point decrease in raw materials offset by a 100 basis point increase in other manufacturing costs.

Gross profit in the first nine months of 2024 increased 8.4 percent and gross profit margin increased 190 basis points compared to the first nine months of 2023. The increase in gross profit margin was due to a 300 basis point decrease in raw materials offset by a 110 basis point increase in other manufacturing costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
SG&A	$171.4	$172.2	(0.5)%	$525.2	$493.3	6.5%
Percent of net revenue	18.7%	19.1%		19.9%	18.9%

SG&A expenses for the third quarter of 2024 compared to the third quarter of 2023 decreased 40 basis points as a percentage of net revenue. The decrease was due to a gain on insurance claims, partially offset by the impact of acquisitions.

SG&A expenses for the first nine months of 2024 compared to the first nine months of 2023 increased 100 basis points as a percentage of net revenue. The increase was due to the impact of acquisitions and higher compensation costs, partially offset by a gain on insurance claims.

Other income, net:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Other income, net	$2.1	$1.6	31.3%	$7.3	$4.8	52.1%

Other income, net in the third quarter of 2024 included $4.0 million of net defined benefit pension benefits, and $0.3 million of currency transaction gains, partially offset by a $2.0 million loss on equity investment and $0.2 million of other expense. Other income, net in the third quarter of 2023 included $5.1 million of net defined benefit pension benefits and $0.3 million of other income, partially offset by $3.2 million of currency transaction losses.

Other income, net in the first nine months of 2024 included $11.9 million of net defined benefit pension benefits, partially offset by $2.0 million of currency transaction losses, a $2.0 million loss on equity investment and $0.6 million of other expense. Other income, net in the first nine months of 2023 included $15.2 million of net defined benefit pension benefits and $0.4 million of other income, partially offset by $10.8 million of currency transaction losses.

Interest expense:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Interest expense	$35.3	$35.1	0.6%	$99.5	$101.3	(1.8)%

Interest expense in the third quarter of 2024 was $35.3 million compared to $35.1 million in the third quarter of 2023 and was higher primarily due to higher debt balances, partially offset by lower interest rates.

Interest expense in the first nine months of2024 was $99.5 million compared to $101.3 million in the first nine months of2023 and was lower primarily due to lower interest rates, partially offset by higher debt balances.

Interest income:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Interest income	$1.1	$1.1	(0.0)%	$3.6	$2.7	33.3%

Interest income in the third quarter of 2024 and 2023 was $1.1 million and $1.1 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Interest income in the first nine months of 2024 and 2023 was $3.6 million and $2.7 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Income taxes	$18.3	$22.2	(17.6)%	$48.5	$51.3	(5.5)%
Effective tax rate	25.3%	37.7%		26.5%	34.6%

Income tax expense of $18.3 million in the third quarter of 2024 includes $2.9 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 29.3 percent. The discrete tax benefit relates to an excess tax benefit on U.S. stock compensation, as well as other various U.S. and foreign tax matters. Income tax expense of $22.2 million in the third quarter of 2023 includes $6.2 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.1 percent. The discrete tax expense related to various U.S. and foreign tax matters.

Income tax expense of $48.5 million in the first nine months of 2024 includes $4.1 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 28.7 percent. The discrete tax benefit relates to an excess tax benefit on U.S. stock compensation, as well as other various U.S. and foreign tax matters. Income tax expense of $51.3 million in the first nine months of 2023 includes $9.1 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 28.5 percent. The discrete tax expense related to various U.S. and foreign tax matters offset by an excess tax benefit related to U.S. stock compensation.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Income from equity method investments	$1.3	$1.0	30.0%	$3.0	$3.3	(9.1)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the third quarter of 2024 compared to the third quarter of 2023 is due to higher net income in our joint venture during the quarter compared to the prior year, partially offset by the impact of the weakening of the Japanese yen compared to the U.S. dollar. The lower income for the first nine months of 2024compared to the first nine months of 2023 is due to the impact of the weakening of the Japanese yen compared to the U.S. dollar.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net income attributable to H.B. Fuller	$55.4	$37.6	47.3%	$137.6	$99.9	37.7%
Percent of net revenue	6.0%	4.2%		5.2%	3.8%

The net income attributable to H.B. Fuller for the third quarter of 2024 was $55.4 million compared to $37.6 million for the third quarter of 2023. The diluted earnings per share for the third quarter of 2024 was $0.98 per share as compared to $0.67 per share for the third quarter of 2023.

The net income attributable to H.B. Fuller for the first nine months of 2024 was $137.6 million compared to $99.9 million for the first nine months of 2023. The diluted earnings per share for the first nine months of 2024 was $2.43 per share as compared to $1.79 per share for the first nine months of 2023.

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

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	August 31, 2024		September 2, 2023		August 31, 2024		September 2, 2023
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$389.9	42%	$402.4	45%	$1,150.7	43%	$1,190.4	46%
Engineering Adhesives	374.9	41%	365.8	40%	1,077.2	41%	1,063.0	40%
Construction Adhesives	153.1	17%	132.4	15%	417.6	16%	354.7	14%
Segment total	$917.9	100%	$900.6	100%	$2,645.5	100%	$2,608.1	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$917.9	100%	$900.6	100%	$2,645.5	100%	$2,608.1	100%

Segment Operating Income (Loss):

	Three Months Ended				Nine Months Ended
	August 31, 2024		September 2, 2023		August 31, 2024		September 2, 2023
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$49.8	48%	$52.7	58%	$147.2	55%	$149.5	62%
Engineering Adhesives	52.9	50%	52.9	58%	139.5	51%	129.8	54%
Construction Adhesives	12.5	12%	5.9	6%	20.3	7%	2.2	(0)%
Segment total	$115.2	110%	$111.5	122%	$307.0	113%	$281.5	116%
Corporate Unallocated	(10.9)	(10)%	(20.2)	(22)%	(35.2)	(13)%	(39.8)	(16)%
Total	$104.3	100%	$91.3	100%	$271.8	100%	$241.7	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$389.9	$402.4	(3.1)%	$1,150.7	$1,190.4	(3.3)%
Segment operating income	$49.8	$52.7	(5.5)%	$147.2	$149.5	(1.5)%
Segment operating margin	12.8%	13.1%		12.8%	12.6%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 31, 2024 vs. September 2, 2023	August 31, 2024 vs. September 2, 2023
Organic growth	(0.5)%	(4.8)%
M&A	0.0%	3.2%
Currency	(2.6)%	(1.7)%
Total	(3.1)%	(3.3)%

Net revenue decreased 3.1 percent in the third quarter of 2024 compared to the third quarter of 2023. The decrease in organic growth was attributable to a decrease in product pricing, partially offset by an increase in sales volume. The negative currency effect was due to a weaker primarily driven by a weaker Egyptian pound, Turkish lira and Brazilian real compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 20 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 70 basis points due to lower product pricing, partially offset by an increase in sales volume. SG&A expenses as a percentage of net revenue decreased 20 basis points due to lower SG&A expense, partially offset by lower net revenue. Segment operating income decreased 5.5 percent and segment operating margin as a percentage of net revenue decreased 30 basis points compared to the third quarter of 2023.

Net revenue decreased 3.3 percent in the first nine months of 2024 compared to the first nine months of 2023. The decrease in organic growth was attributable to a decrease in product pricing, partially offset by a slight increase in sales volume. The 3.2 percent increase in net revenue from M&A was due to the acquisitions of Beardow Adams in the second quarter of 2023 and Adhezion in the third quarter of 2023. The negative currency effect was due to a weaker Turkish lira, Chinese renminbi and Egyptian pound offset by a stronger Mexican peso and Colombian peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 270 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 100 basis points due to lower product pricing. SG&A expenses as a percentage of net revenue increased 150 basis points due to the impact of acquisitions, lower net revenue and higher compensation costs. Segment operating income decreased 1.5 percent and segment operating margin as a percentage of net revenue increased 20 basis points compared to the first nine months of2023.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$374.9	$365.8	2.5%	$1,077.2	$1,063.0	1.3%
Segment operating income	$52.9	$52.9	(0.0)%	$139.5	$129.8	7.5%
Segment operating margin	14.1%	14.5%		13.0%	12.2%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 31, 2024 vs. September 2, 2023	August 31, 2024 vs. September 2, 2023
Organic growth	(2.0)%	(0.7)%
M&A	5.3%	3.2%
Currency	(0.8)%	(1.2)%
Total	2.5%	1.3%

Net revenue increased 2.5 percent in the third quarter of 2024 compared to the third quarter of 2023. The decrease in organic growth was attributable to a decrease in product pricing and sales volume. The 5.3 percent increase in net revenue from M&A was due to the acquisition of ND Industries in the second quarter of 2024. The negative currency effect was due to a weaker Brazilian real and Turkish lira compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 350 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 230 basis points. SG&A expenses as a percentage of net revenue increased 160 basis points primarily due to the acquisition of ND Industries and higher compensation costs. Segment operating income was flat and segment operating margin decreased 40 basis points compared to the third quarter of 2023.

Net revenue increased 1.3 percent in the first nine months of2024 compared to the first nine months of2023. The decrease in organic growth was attributable to a decrease in product pricing, partially offset by an increase in sales volume. The 3.2 percent increase in net revenue from M&A was due to the acquisition of ND Industries in the second quarter of 2024. The negative currency effect was due to a weaker Chinese renminbi and Turkish lira compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 340 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 130 basis points due to the impact of lower product pricing, partially offset by increased sales volume. SG&A expenses as a percentage of net revenue increased by 130 basis points primarily due to the acquisition of ND Industries and higher compensation costs. Segment operating income increased 7.5 percent and segment operating margin increased 80 basis points compared to the first nine months of2023.

Construction Adhesives

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$153.1	$132.4	15.7%	$417.6	$354.7	17.7%
Segment operating income	$12.5	$5.9	111.9%	$20.3	$2.2	822.7%
Segment operating margin	8.2%	4.5%		4.9%	0.6%

The following tables provide details of the Construction Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 31, 2024 vs. September 2, 2023	August 31, 2024 vs. September 2, 2023
Organic growth	10.2%	9.0%
M&A	5.6%	8.7%
Currency	(0.1)%	0.0%
Total	15.7%	17.7%

Net revenue increased 15.7 percent in the third quarter of 2024 compared to the third quarter of 2023. The increase in organic growth was attributable to an increase in sales volume, partially offset by decrease in product pricing. The 5.6 percent increase in net revenue from M&A was due to the acquisitions of XChem in the third quarter of 2023, Sanglier in the fourth quarter of 2023 and HS Butyl in the third quarter of 2024. As a percentage of net revenue, raw material costs decreased 30 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 90 basis points due to higher sales volume, partially offset by lower product pricing. SG&A expenses as a percentage of net revenue decreased 250 basis points due to increased net revenue and the impact of acquisitions. Segment operating income increased 111.9 percent and segment operating margin increased 370 basis points compared to the third quarter of 2023.

Net revenue increased 17.7 percent in the first nine months of 2024 compared to the first nine months of 2023. The increase in organic growth was attributable to an increase in sales volume, partially offset by a decrease in product pricing. The 8.7 percent increase in net revenue from M&A was due to the acquisitions of XChem in the third quarter of 2023, Sanglier in the fourth quarter of 2023 and HS Butyl in the third quarter of 2024. As a percentage of net revenue, raw material costs decreased 130 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 90 basis points due to higher sales volume, partially offset by lower product pricing. SG&A expenses as a percentage of net revenue decreased by 210 basis points due increased net revenue and the impact of acquisitions, partially offset by higher compensation costs. Segment operating income increased 822.7 percent and segment operating margin increased 430 basis points compared to the first nine months of2023.

Corporate Unallocated

	Three Months Ended			Nine Months Ended
	August 31,	September 2,	2024 vs	August 31,	September 2,	2024 vs
($ in millions)	2024	2023	2023	2024	2023	2023
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Segment operating loss	$(10.9)	$(20.2)	(46.0)%	$(35.2)	$(39.8)	(11.6)%
Segment operating margin	NMP	NMP		NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges, and costs related to the implementation of Project ONE.

Segment operating loss in the third quarter of 2024 decreased 46.0 percent compared to the third quarter of 2023 due to a gain on insurance claims and lower acquisition project costs.

Segment operating loss in the first nine months of 2024 decreased 11.6 percent compared to the first nine months of 2023 due to a gain on insurance claims and lower acquisition project costs.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 31, 2024 were $131.4 million compared to $179.5 million as of December 2, 2023 and $94.9 million as of September 2, 2023. The majority of the $131.4 million in cash and cash equivalents as of August 31, 2024 was held outside the United States. Total long and short-term debt was $2,021.1 million as of August 31, 2024, $1,838.4 million as of December 2, 2023 and $1,885.0 million as of September 2, 2023. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 52.3 percent as of August 31, 2024 as compared to 51.1 percent as of December 2, 2023 and 52.2 percent as of September 2, 2023.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. As of August 31, 2024, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 31, 2024
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.50[2]	2.2
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	5.1

[1] TTM = Trailing 12 months
[2] The Maximum Secured Leverage Ratio prior to June 1, 2024, was 4.75 to 1.00 and stepped down to 4.50 to 1.0 with respect to quarters ending after June 1, 2024

EBITDA for covenant purposes is defined as consolidated net income, plus (i) interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, (iv) certain non-cash impairment losses, (v) extraordinary non-cash losses incurred other than in the ordinary course of business, (vi) nonrecurring extraordinary non-cash restructuring charges and the non-cash impact of purchase accounting, (vii) any non-cash charge for the excess of rent expense over actual cash rent paid due to the use of straight-line rent, non-cash charge pursuant to any management equity plan, stock option plan or any other management or employee benefit, (viii) any non-cash finance charges in respect of any pension liabilities or other provisions and income (loss) attributable to deferred compensation plans, (ix) any non-recurring or unusual cash restructuring charges and operating improvements, (x) cost savings initiative and cost synergies related to acquisitions within 12 months, (xi) non-capitalized charges relating to the Company’s SAP implementation, (xii) fees, costs, expenses and charges incurred in connection with the financing, (xiii) fees, costs, expenses, make-whole or penalty payments and other similar items arising out of acquisitions, investments and dispositions, the incurrence, issuance, repayment or refinancing of indebtedness and any issuance of equity interests; minus, non-recurring or unusual non-cash gains incurred not in the ordinary course of business. Provided that the aggregate amounts that may be added back for any period pursuant to clauses (ix), (x) and (xi) shall not exceed 15% of EBITDA for such period (calculated prior to giving effect to all addbacks and adjustments). For Secured Total Indebtedness / TTM EBITDA ratio, TTM EBITDA is adjusted for the pro forma results from Material Acquisitions and Material Divestitures, both as defined in the Second Amended and Restated Credit Agreement, as if the acquisition or divestiture occurred at the beginning of the calculation period. The full definition is set forth in the Second Amended and Restated Credit Agreement filed as an exhibit to the Company's 8-K filing dated February 21, 2023.

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

	August 31,	September 2,
	2024	2023
Net working capital as a percentage of annualized net revenue[1]	16.1%	18.1%
Accounts receivable DSO (in days)[2]	57	58
Inventory days on hand (in days)[3]	75	70
Trade accounts payable DPO (in days)[4]	70	56
Free cash flow[5]	$104.0	$107.2
Total debt to total capital ratio[6]	53.0%	52.2%

1 Current quarter net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

2 Trade receivables net of the allowance for doubtful accounts at the balance sheet date multiplied by 91 (13 weeks) and divided by the net revenue for the quarter.

3 Total inventory multiplied by 91 (13 weeks) and divided by cost of sales (excluding delivery costs) for the quarter.

4 Trade accounts payable multiplied by 91 (13 weeks) and divided by the net revenue for the quarter.

5 Year-to-date net cash provided by operating activities, less purchased property, plant and equipment. See reconciliation of net cash provided by operating activities to free (negative) cash flow.

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

Reconciliation of "Net cash provided by operating activities" to free cash flow

	Nine Months Ended
($ in millions)	August 31, 2024	September 2, 2023
Net cash provided by operating activities	$216.8	$216.7
Less: Purchased property, plant and equipment	112.8	109.5
Free cash flow	$104.0	$107.2

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	August 31,	September 2,
($ in millions)	2024	2023
Net cash provided by operating activities	$216.8	$216.7

Net income including non-controlling interest was $137.6 million in the first nine months of 2024 compared to $100.0 million in the first nine months of 2023. Depreciation and amortization expense totaled $128.7 million in the first nine months of 2024 compared to $119.2 million in the first nine months of 2023. Deferred income taxes was a use of cash of $46.0 million in the first nine months of 2024 compared to $30.1 million in the first nine months of 2023. Accrued compensation was a use of cash of $11.6 million in 2024 compared to $33.8 million in 2023. Other assets was a use of cash of $39.0 million in the first nine months of 2024 compared to $30.9 million in the first nine months of 2023. Other liabilities was a source of cash of $0.9 million in the first nine months of 2024 compared to $12.4 million in the first nine months of 2023.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $13.9 million compared to a source of cash of $43.3 million last year. The table below provides the cash flow impact due to changes in the components of net working capital and an assessment of each of the components:

	Nine Months Ended
	August 31,	September 2,
($ in millions)	2024	2023
Trade receivables, net	$26.4	$79.5
Inventory	(62.2)	38.2
Trade payables	49.7	(74.4)
Total cash flow impact	$13.9	$43.3

●

Trade receivables, net – Trade receivables, net was a source of cash of $26.4 million and $79.5 million in the first nine months of 2024 and 2023, respectively. The lower source of cash in 2024 compared to 2023 was due to less cash collected on trade receivables in the current year compared to the prior year. The DSO were 57 days at August 31, 2024 and 58 days at September 2, 2023.

●

Inventory – Inventory was a use of cash of $62.2 million and a source of cash of $38.2 million in the first nine months of 2024 and 2023, respectively. The use of cash in 2024 compared to source of cash in 2023 was due to higher inventory purchases in 2024 compared to 2023. Inventory days on hand were 75 days as of August 31, 2024 and 70 days as of September 2, 2023.

●

Trade payables – Trade payables was a source of cash of $49.7 million and a use of cash of $74.4 million in the first nine months of 2024 and 2023, respectively. The source of cash in 2024 compared to use of cash in 2023 reflects lower payments on trade payables in the current year compared to the prior year. Days payable outstanding were 70 days as of August 31, 2024 and 56 days as of September 2, 2023.

Cash Flows from Investing Activities:

	Nine Months Ended
	August 31,	September 2,
($ in millions)	2024	2023
Net cash used in investing activities	$(385.8)	$(299.5)

Purchases of property, plant and equipment were $112.8 million during the first nine months of 2024 compared to $109.5 million for the same period of 2023.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first nine months of 2024, we paid $274.1 million of cash, net of cash acquired for purchased businesses. During the first nine months of 2023, we paid $194.2 million, net of cash acquired for purchased businesses.

Cash Flows from Financing Activities:

	Nine Months Ended
	August 31,	September 2,
($ in millions)	2024	2023
Net cash (used in) provided by financing activities	$131.6	$96.3

In the first nine months of 2024, borrowings on our revolving credit facility were $1,732.9 million and repayments on our revolving credit facility and our long-term debt totaled $1,556.1 million. These borrowings are for general working capital purposes and permitted acquisitions. Borrowings on our long-term debt were $1,333.0 and payments on our revolving credit facility were $1,184.9 million in the first nine months of 2023. Payment of debt issue costs were $3.5 million in the first nine months of 2024 and $10.2 million in the first nine months of 2023. Net payments of notes payable were a use of cash of $1.0 million in the first nine months of 2024 compared to $18.0 million in the same period of 2023. Cash dividends paid were $35.4 million in the first nine months of 2024 compared to $32.3 million in the same period of 2023. Repurchases of common stock were $39.4 million in the first nine months of 2024 compared to $2.6 million in the same period of 2023.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2024. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of August 31, 2024, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchase of equity securities during the quarter ended August 31, 2024 is as follows:

(d)
			(c)	Maximum
			Number of	Approximate Dollar
	(a)		Shares	Value of Shares that
	Total	(b)	Purchased	may yet be
	Number of	Average	as Part of	Purchased Under the
	Shares	Price Paid	Publicly Announced	Plan or Program
Period	Purchased	per Share	Plan or Program	(millions)

June 2, 2024 - July 6, 2024	100,139	$76.87	100,000	$278

July 7, 2024 - August 3, 2024	25,000	$77.71	25,000	$276

August 4, 2024 - August 31, 2024	100,000	$79.19	100,000	$268

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 31, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 26, 2024	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 31, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).