Form 10-K
period 2024-11-30
FULLER H B CO
filed 2025-01-23
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

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

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of June 1, 2024 was approximately $4,325,683,048 (based on the closing price of such stock as quoted on the New York Stock Exchange of $67.10 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,675,121 as of January 17, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2025.

H.B. FULLER COMPANY

2024 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller,” “we," “us,” “our,” “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2024, 2023 and 2022 herein, the reference is to our fiscal years ended November 30, 2024, December 2, 2023, and December 3, 2022, respectively.

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

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. As of November 30, 2024, we had sales offices and manufacturing plants in 25 countries outside the United States and satellite sales offices in another 9 countries.

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

Human Capital Resources and Management

Employees and Labor Relations

As of November 30, 2024, we have approximately 7,500 employees in 45 countries, including approximately 2,800 employees based in the U.S. Approximately 450 U.S. employees are subject to collective bargaining agreements with various unions. Approximately 750 employees in foreign countries are subject to collective bargaining agreements. Overall, we consider our employee relations to be good.

Health and Safety

The health and safety of our employees and anyone who enters our workplace is important, and we believe that nothing we do is worth getting hurt for. We have a strong environmental, health and safety program that focuses on implementing policies and training programs, as well as performing self-audits to enhance workplace safety.

Competitive Pay and Benefits

Our primary compensation strategy is “Pay for Performance,” which supports a culture of accountability and performance. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We believe that these principles are strongly aligned with the strategic priorities of our business and our objective to deliver value for our shareholders.

We are committed to fair pay and strive to be externally competitive while ensuring internal equity across our organization. We conduct global pay equity assessments and compensation reviews, and when necessary, we take action to address areas of concern.

Quality, affordable health care is the foundation of the comprehensive benefits package we offer our employees. It is one of the tools we use to recruit and retain, and it is seen as the preferred benefit by most employees. Employees in the United States earning below $56,000 each year have 100% of their individual medical premiums covered by the Company in the form of a medical premium reimbursement.

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

We are taking specific actions to foster inclusion and diversity into our culture. Learning resources have been implemented to support greater awareness and understanding of the behaviors expected from employees. We have introduced employee resource groups, a structured mentoring program and focused development programs with the goal of creating meaningful opportunities for employees. We have adjusted our recruiting practices to ensure we are getting the right level of exposure to diverse candidates.

Talent Development

We recognize how important it is for our colleagues to develop and progress in their careers. We provide a variety of resources to help our colleagues grow in their current roles and build new skills, including online development resources focused on specific business imperatives with access to hundreds of online courses in our learning management system. We utilize an innovative method to deliver leadership training to drive experiential learning and to increase access to leaders around the world. We have built and launched two advanced leadership academies focused on business leadership and manufacturing leadership to ensure people in these roles have the right skills to be effective.Individual development planning is a part of our annual goal setting process and people managers are expected to have regular discussions with employees to measure progress and make needed adjustments. We focus on getting employees into roles with greater responsibility and opportunities for advancement that are also aligned with their career path to facilitate development and maximize potential. Finally, we provide ambitious employees with short-term opportunities in unique assignments in addition to their current roles. These assignments support the employees’ development while also supporting company initiatives that are required to be resourced with talented employees.

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

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Swift®, Advantra®, Clarity®, Earthic™, Sesame®, Foster®, Rakoll®, Rapidex®, Full-Care®, Thermonex®, Silaprene®, Eternabond®, Cilbond®, HydroArmor®, Ködispace®, Weld Mount®, TONSAN®, SecurePortIV®, Sugriseal® and Vibra-Tite® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

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

Regulatory Compliance

The Company is subject to various federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency (the “EPA”) and the European Union’s ("EU") Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation. We maintain programs intended to ensure compliance with these regulations, including regular review of and upgrades to environmental, health and safety policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding. Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $20.9 million, including approximately $0.3 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reduction of greenhouse gas emissions, such as the EU's Corporate Sustainability Reporting Directive ("CSRD"), California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, the Securities and Exchange Commission's ("SEC") Enhancement and Standardization of Climate-Related Disclosures for Investors, and other new and proposed regulatory frameworks. These laws may directly impact the Company, however we have not determined the extent of potential disclosures or other reporting requirements. We continue to monitor the development and implementation of such legislation and regulations. We also continue to regularly report our sustainability efforts and metrics under the Global Reporting Initiative (“GRI”) framework and report our goals and progress in our annual Sustainability Report.

The Foreign Corrupt Practices Act (the “FCPA”) and other anti-bribery and anti-corruption laws and regulations prohibit bribery of government officials to benefit business interests. The FCPA also requires the Company to make and keep accurate books and records that accurately and fairly reflect our transactions and to devise and maintain an adequate system of internal accounting controls. The Company maintains an international compliance program, including policies and procedures, training, and internal controls, designed to ensure compliance with these laws and regulations. However, we operate and sell our products in countries that are rated as high-risk for corruption, creating the risk of unauthorized conduct by our employees, customs brokers, distributors or other third party intermediaries that could be in violation of the FCPA or similar local regulations.

We are also subject to increasingly complex privacy and data protection laws and regulations in the United States and other jurisdictions. This includes the EU’s General Data Protection Regulation (“GDPR”), which enforces rules relating to the protection of processing and movement of personal data. The interpretation and enforcement of such regulations are continuously evolving and there may be uncertainty with respect to how to comply with them. Noncompliance with GDPR and other data protection laws could result in damage to our reputation and payment of monetary penalties.

Seasonality

Our operating segments have historically had lower net revenue in winter months, which is primarily our first fiscal quarter, mainly due to international holidays and the seasonal decline in construction and consumer spending activities.

Information About Our Executive Officers

The following table shows the name, age and business experience for the past five years of the executive officers as of January 23, 2025. The Board of Directors elects the executive officers annually. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.

Name	Age	Positions	Period Served

Celeste B. Mastin	56

President and Chief Executive Officer

Executive Vice President and Chief Operating Officer

Chief Executive Officer, PetroChoice Lubrication Solutions (leading lubricant distributor, providing solutions across the industrial, commercial and passenger vehicle customer segments)

			December 2022 - Present March - December 2022 2018 - 2022

Zhiwei Cai	62	Executive Vice President, Engineering Adhesives	August 2019 - Present

Heather A. Campe	51	Senior Vice President, International Growth	December 2021 - Present
		Senior Vice President, Global Hygiene, Health and Consumable Adhesives	August 2019 - November 2021

John J. Corkrean	59	Executive Vice President and Chief Financial Officer	May 2016 - Present

Xinyu Du	53	Senior Vice President, Global Research & Development	January 2025 - Present
		Vice President, Engineering Adhesives Asia Pacific and Global Product Management	July 2023 - December 2024
		Vice President, Engineering Adhesives Asia Pacific and Global Automotive and Aerospace	October 2021 - July 2023
		Vice President, Engineering Adhesives Asia Pacific and Global Durable Assembly	August 2019 - October 2021

James J. East	60	Executive Vice President, Hygiene, Health and Consumable Adhesives	December 2022 - Present
		Senior Vice President, Hygiene, Health and Consumable Adhesives	October 2021 - December 2022
		Vice President, Engineering Adhesives Americas and Global Director Automotive	April 2018 - October 2021

Laura J. Lorenz	47	Senior Vice President, Human Resources & Communication	January 2025 - Present
		Senior Vice President, Human Resources, Skywater Technology (semiconductor manufacturer)	December 2023 - December 2024
		Vice President, Human Resources, 3M Transportation and Electronics Business Group, a division of 3M Company	January 2021 - December 2023
		Vice President, Human Resources, Corporate Staff Services, 3M Company (diversified manufacturer)	January 2020 - January 2021

João Magalhaes [1]	45	Senior Vice President, Engineering Adhesives	Beginning March 2025
		Vice President, Engineering Adhesives, Global Mobility	December 2023 - Present
		Vice President, Engineering Adhesives, Global Wood and Composites	February 2021 - November 2023
		Business Director EIMEA, Durable Assembly	November 2018 - January 2021

M. Shahbaz Malik	57	Senior Vice President, Building Adhesives Solutions	December 2024 - Present
		Senior Vice President, Construction Adhesives	December 2019 - December 2024

Gregory O. Ogunsanya	50	Senior Vice President, General Counsel and Corporate Secretary	October 2023 - Present
		Vice President, Assistant General Counsel, Securities and Governance, Stanley Black & Decker Inc.	June 2022 - September 2023
		Vice President Legal, Stanley Industrial, a division of Stanley Black & Decker, Inc. (the world’s largest tool company)	October 2020 - June 2022
		Vice President and Deputy General Counsel, Safety and Productivity Solutions, Honeywell International, Inc.	November 2019 - October 2020

Nathaniel D. Weaver	49	Executive Vice President, Business Transformation	December 2024 - Present
		Senior Vice President, Human Resources	December 2022 - November 2024
		Vice President, Human Resources	March 2020 - December 2022
		Director, Human Resources	2017 - March 2020

1 Mr. Magalhaes has been appointed to the role of Senior Vice President, Engineering Adhesives, effective March 1, 2025.

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

In 2024, raw material costs made up approximately 75 percent of our cost of sales. Based on 2024 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $12.0 million or $0.21 per diluted share.  Accordingly, changes in the cost of raw materials, due to scarcity, supplier disruptions, inflation and for other reasons, can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins.

We are at risk of cyber-attacks and other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.

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

Security breaches resulting in unauthorized access to our data, including any data regarding our employees, customers or vendors, expose us to risks. Such unauthorized access and a failure to effectively recover from breaches could compromise confidential information, disrupt our business, harm our reputation, result in the loss of customer confidence, business and assets (including trade secrets and other intellectual property), result in regulatory proceedings and legal claims, and have a negative impact on our financial results.

We experience substantial competition in each of the operating segments and geographic areas in which we operate.

Our wide variety of products are sold in numerous markets, each of which is highly competitive. Our competitive position in markets is, in part, subject to external factors. For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of our products. Many of our direct competitors are part of large multinational companies and may have more resources than we do. Any increase in competition may result in lost market share or reduced prices, which could result in reduced profit margins. This may impair our ability to grow or even to maintain current levels of revenues and earnings. While we have an extensive customer base, loss of certain top customers could adversely affect our financial condition and results of operations until such business is replaced, and no assurances can be made that we would be able to regain or replace any lost customers.

Failure to develop and/or acquire new products and protect our intellectual property could negatively impact our future performance and growth.

Ongoing innovation and product development are important factors in our competitiveness, as is acquisition of new technologies. Failure to create and/or acquire new products and generate new ideas could negatively impact our ability to grow and deliver strong financial results. We may face difficulties marketing products produced using new technologies including, but not limited to, sustainable adhesives, which may adversely impact our sales and financial results.  Failure of our products to work as predicted could lead to liability and damage to our reputation.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system, including the upgrade to SAP S/4HANA® at the beginning of fiscal 2025, that we refer to as Project ONE, which will upgrade and standardize our information system. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2024, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia and various other businesses in North America and Europe, India, Middle East and Africa (EIMEA). During 2025 and beyond, we will continue implementation in North America; Europe, India, the Middle East and Africa ("EIMEA"); Brazil and Asia Pacific.

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

Risks associated with acquisitions and divestitures could have an adverse effect on us and the inability to execute organizational restructuring may affect our results.

As part of our growth strategy, we have made, and will likely continue to make, acquisitions of complementary businesses or products and divestitures of businesses or products that do not align with our portfolio optimization strategy. The ability to grow through acquisitions and optimize our portfolio through divestitures depends upon our ability to identify, negotiate, and complete suitable acquisitions and divestitures. If we fail to successfully integrate acquisitions into our existing business, our results of operations and our cash flows could be adversely affected. Our acquisition strategy also involves other risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions, and difficulties implementing and maintaining consistent standards, controls, procedures, policies and systems. Future acquisitions could result in additional debt and other liabilities, and increased interest expense, restructuring charges and amortization expense related to intangible assets. Divestiture activity poses similar risks, including distraction of management from current operations, disruption of operations in adjacent or related businesses, greater than expected time and expenses, reductions to profit margins if we are unable to reduce fixed costs, loss of customer, supplier, or other business relationships, and employee retention challenges. The inability to successfully manage the risks associated with our divestiture activity may result in higher production costs, lost sales or otherwise negatively affect earnings and financial results.

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

Approximately 55 percent, or $1.9 billion, of our net revenue was generated outside the United States in 2024. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, tariffs and other trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings and cash, currency controls implemented by foreign governments, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

In addition, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings and cash, currency controls implemented by the U.S. and foreign governments, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations. Import tariffs, taxes, customs duties and other trading regulations imposed by the U.S. government on foreign countries, or by foreign countries on the U.S., could significantly increase the prices we pay for raw materials that are critical to our ability to manufacture our products. In addition, we may be unable to find a domestic supplier to provide the necessary raw materials on an economical basis in the amounts we require. Tariffs may decrease the competitiveness of our products in foreign markets or foreclose our sales entirely into those markets.  We could experience a negative impact on our operating results, profitability, customer relationships and future cash flows.

Fluctuations and volatility in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2024, the change in foreign currencies negatively impacted our net revenue by approximately $34.9 million. In 2024, we spent approximately $1.8 billion for raw materials worldwide of which approximately $1.0 billion was purchased outside the United States. Based on 2024 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $8.4 million or $0.15 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

The military conflicts between Russia and Ukraine and in the Middle East, and the global response to these events, could adversely impact our revenues, gross margins and financial results.

The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine. Increases in energy demand and supply disruptions caused by the Russia and Ukraine conflict have resulted in significantly higher energy prices, particularly in Europe. It is not possible to predict the broader or longer-term consequences of that conflict or the ongoing conflict in the Middle East, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks. While the countries involved in these conflicts do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflicts' current scope could have a material adverse effect on our results of operations.

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

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may increase operational costs. The impacts of climate change on global water resources may result in water scarcity, which could in the future impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Concern over climate change continues to result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment, such as the EU's CSRD, California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, the SEC's Enhancement and Standardization of Climate-Related Disclosures for Investors, and other new and proposed regulatory frameworks. We are experiencing increased compliance burdens and costs to meet the regulatory obligations and these regulatory obligations may adversely affect raw material sourcing, manufacturing operations and the distribution of our products.

Our business exposes us to potential product liability, warranty, and tort claims, as well as recalls and regulatory enforcement actions, which may negatively impact our operations, financial results, and reputation.

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

In addition to tort claims, our industry is also facing new compliance obligations and potential enforcement activity related to recent federal and state initiatives to regulate additional per- and polyfluoroalkyl substances (“PFAS”) in an expanding set of products. Such initiatives include proposals and rules from the U.S. EPA to regulate certain types and uses of PFAS under the Toxic Substances Control Act (“TSCA”), the Toxics Release Inventory (“TRI”), and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), as well as statutes proposed and enacted by various states. These emerging regulations and laws create obligations regarding assessment, reporting, and in some cases, elimination of certain PFAS in products; they also could create increased obligations around environmental discharges, waste handling, and possible remediation. We continue to monitor the development and implementation of these and other PFAS regulatory initiatives, analyze their potential impact on our operations, products, and supply chains, and assess adaptations that may become necessary to comply.

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
●

expose us to interest rate risk since a portion of our debt obligations are at variable rates. This could negatively impact our earnings, cash flows and our ability to grow. For example, a one percentage point increase in the average interest rate on our floating rate debt at November 30, 2024 would increase future interest expense by approximately $6.0 million per year.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity protection and data privacy are important to maintaining our proprietary information and the trust of our customers, suppliers and employees, and we recognize the importance of working to secure our data and information systems from potential cybersecurity and data privacy incidents. We are a large global manufacturer with sites around the world, and we identify and assess our cybersecurity risk through that lens. Securing the execution and control of our manufacturing operations, to the extent implemented through digital technology, is a primary area of focus. We also face risks encountered by substantially all large global companies such as the risks of intellectual property and information being compromised, fraud and violation of privacy or security laws.

Our cybersecurity risk is managed as part of our broader enterprise risk management program. Specifically, a risk management workstream focused on our information technology function (including cybersecurity) is designed to assess, identify and manage cybersecurity-related risks and mitigation measures. Our cybersecurity risk program also includes a documented incident response plan to be used in the event of a cybersecurity incident. The incident response plan provides for certain responses based on various factors of a cybersecurity incident.

We periodically assess and test our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents, including those from third-party service providers who have access to our systems, data or are critical to our continued business operations. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to senior management and, if warranted, to our audit committee, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

While some of our third-party service providers have experienced cybersecurity incidents and have experienced threats to their data and systems, as of the date of this report, we are not aware of any cybersecurity threats or incidents that have materially affected our business strategy, results of operations, or financial condition. This does not guarantee that future incidents or threats will not have a material impact by interrupting operations, causing reputational harm, increasing operating costs, or exposing the Company to litigation. For additional commentary on cybersecurity risks, see Part 1, Item 1A. Risk Factors.

Governance and Management's Responsibilities

Our Board of Directors views the identification and effective management of cybersecurity threats as a critical component of overall risk management and oversight responsibilities, and has delegated responsibility for oversight of this risk to the audit committee. The audit committee oversees the management of risks arising from cybersecurity threats and regularly reports to the Board of Directors regarding cybersecurity. Our audit committee oversees our enterprise risk management (“ERM”) process, and cybersecurity represents an important component of our overall approach to ERM. Our cybersecurity policies, standards, processes and practices are informed by the National Institute of Standards and Technology (NIST) Cybersecurity Framework and applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional program that is focused on identifying, assessing, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

To manage our cybersecurity program, management has established a cybersecurity steering committee and cybersecurity incident response team, both led by our chief information officer. Our cybersecurity steering committee and cybersecurity incident response team include multidisciplinary groups of corporate and operational leaders, external cyber-specialist resources and technical experts in cybersecurity risk management, incident response and security operations.  Many members of our cybersecurity team have extensive experience in the operations of networks, network security and infrastructure management. Our chief information officer has over 20 years of information technology experience, including leadership roles at large, global, publicly-traded companies, and is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals on the cybersecurity steering committee and cybersecurity incident response team, and through the use of technological tools and software.  Our chief information officer is also responsible for updating the audit committee on cybersecurity on a quarterly basis and, where appropriate, escalating certain cybersecurity incidents to the full Board of Directors.

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned. Manufacturing operations are carried out at 40 plants located throughout the United States and at 40 plants located in 25 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our manufacturing plants as of November 30, 2024 (each of the listed properties are owned by us, unless otherwise specified):

Segment		Segment
Hygiene, Health and Consumable Adhesives		Engineering Adhesives
Argentina	Buenos Aires[2]	France	Surbourg
Australia	Dandenong South	Germany	Wunstorf
Australia	Sydney[1]	Germany	Nienburg
Brazil	Sorocaba[2]	Germany	Langelsheim[1]
Brazil	Curitiba[1]	Germany	Pirmasens
Brazil	Guarulhos	Italy	Pianezze
Chile	Santiago	People's Republic of China	Beijing
Colombia	Rionegro	People's Republic of China	Chongqing[1]
Egypt	6th of October City[2] - 3rd Industrial Zone	People's Republic of China	Nanjing
Egypt	6th of October City - CPC Industrial Park	People's Republic of China	Suzhou
Finland	Valkeakoski[1]	People's Republic of China	Yantai
France	Blois	Portugal	Mindelo
Germany	Lueneburg	United Kingdom	Preston1
Germany	Frankfurt[1,2] - Kilianstädter	United States	California - Irvine[1]
Germany	Frankfurt[1,2] - Vilbeler	United States	California - Wilmington[1]
Greece	Lamia	United States	California - Santa Fe Springs[1]
India	Pune	United States	Georgia - Ball Ground[1]
Indonesia	Mojokerto	United States	Georgia - Norcross[1]
Kenya	Nairobi[1]	United States	Illinois - Frankfort - Corsair
Malaysia	Selangor	United States	Illinois - Frankfort - West Drive
New Zealand	Auckland[1]	United States	Illinois - Northbrook
People's Republic of China	Guangzhou	United States	Illinois - Rockford
Philippines	Manila[2]	United States	Indiana - South Bend
Sweden	Landskrona	United States	Massachusetts - Peabody[1]
United Kingdom	Dukinfield	United States	Michigan - Clawson[1]
United Kingdom	Milton Keynes[1]	United States	Michigan - Grand Rapids
United States	California - Roseville	United States	Michigan - Troy
United States	Georgia - Covington	United States	Minnesota - Fridley
United States	Georgia - Tucker	United States	Minnesota - Maple Grove
United States	Illinois - Seneca	United States	Ohio - Bellevue[1]
United States	Kentucky - Paducah	United States	Ohio - Twinsburg[1]
United States	Minnesota - Vadnais Heights	United States	Texas - Arlington
United States	New York - Syracuse[1]
United States	North Carolina - Charlotte[2]
United States	North Carolina - Hudson	Construction Adhesives
United States	Ohio - Blue Ash	Belgium	Willebroek
United States	South Carolina - Simpsonville	Canada	Ontario - Toronto[1,2]
United States	Texas - Mesquite	Mexico	Coahuila[1]
United States	Washington - Vancouver	United Arab Emirates	Ras Al-Khaimah[1]
		United Kingdom	Kirkby in Ashfield
		United Kingdom	Lymington
		United Kingdom	Mansfield[1]
		United Kingdom	Staffordshire
		United Kingdom	Tibshelf[1,2]
		United States	California - La Mirada
		United States	Florida - Gainesville
		United States	Georgia - Dalton
		United States	Illinois - Aurora
		United States	Michigan - Michigan Center
		United States	New Jersey - Edison
		United States	Ohio - Chagrin Falls
		United States	Texas - Houston
		United States	Texas - Mansfield

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

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchangeunder the symbol FUL. As of January 17, 2025, there were 1,307 common shareholders of record for our common stock.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarter ended November 30, 2024.

On April 7, 2022, the Board of Directors authorized a share repurchase program of up to $300.0 million of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid in capital. This authorization replaced the April 6, 2017 authorization to repurchase shares.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index and Dow Jones U.S. Specialty Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index and the Dow Jones U.S. Specialty Chemicals Index at the close of trading on November 30, 2019, and also assumes the reinvestment of all dividends.

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

The pace of economic growth directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In our Construction Adhesives operating segment and business components such as insulating glass in Engineering Adhesives, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. The fluctuations of the Euro, Chinese renminbi, British pound sterling, Egyptian pound, Turkish lira, Brazilian real, Chilean peso and Colombian peso against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2024, currency fluctuations had a negative impact on net revenue of approximately $34.9 million as compared to 2023.

Key financial results andtransactions for 2024 included the following:

●

Net revenue increased 1.6 percent from 2023 primarily driven by a 3.6 percent increase due to acquisitions and a 1.7 percent increase in sales volume, partially offset by a 2.7 percent decrease in product pricing and a 1.0 percent decrease due to currency fluctuations.

●	Gross profit margin increased to 29.8 percent in 2024 from 28.7 percent in 2023, due to a decrease in raw material costs, partially offset by an increase in other manufacturing costs.

●	Cash flow generated by operating activities was $302.4 million in 2024 as compared to $378.4 million in 2023.

Our total year organic revenue growth, which we define as the combined variances from sales volume and product pricing, decreased 1.0 percent for 2024 compared to 2023 due to a decrease in product pricing, partially offset by an increase in sales volume.

In 2024, our diluted earnings per share was $2.30 compared to $2.59 in 2023. The lower earnings per share in 2024 compared to 2023 was primarily due to other expense, net that includes a $47.3 million loss on the impairment of assets associated with our North American flooring business that is held for sale and higher operating costs, partially offset by higher net revenue, lower interest expense and lower income tax expense.

Information pertaining to fiscal year 2022 was included in the Company’s Annual Report on Form 10-K for the year ended December 2, 2023, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on January 24, 2024.

Project ONE

In December 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the Company including customer orders, procurement, manufacturing and financial reporting. The project envisions harmonized business processes for each of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2024, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia, and various other businesses in North America and EIMEA. During 2025 and beyond, we will continue implementation in North America, EIMEA, Brazil and Asia Pacific.

Total expenditures for Project ONE are estimated to be $270 to $290 million, of which 60-65% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $230 million, of which approximately $140 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plans

During the second and third quarters of 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $60.0 million to $65.0 million ($46.6 million to $50.7 million after-tax), which include (i) cash expenditures of approximately $28.4 million to $29.6 million ($22.0 million to $23.0 million after-tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $55.5 million under the Plans as of November 30, 2024. The Plans were implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026. The restructuring costs will be spread across the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024.

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

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate forecasted revenue and related revenue growth rate, the earnings before interest, taxes, depreciation and amortization ("EBITDA") margins rate and the weighted average cost of capital. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our 2024 impairment test, included a 16 percent control premium.

For the 2024 impairment test, the fair value of the reporting units exceeded the respective carrying values by 20 percent to 147 percent. Significant assumptions used in the DCF analysis included discount rates that ranged from 9.1 percent to 10.1 percent and long-term revenue growth rates.

See Note 5 to the Consolidated Financial Statements for further information regarding goodwill. See Note 2 to the Consolidated Financial Statements for further information regarding the impairment of goodwill associated with the North America Flooring business that is held for sale.

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

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.23 percent at November 30, 2024, 5.66 percent at December 2, 2023 and 5.36 percent at December 3, 2022. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at November 30, 2024 would impact U.S. pension and other postretirement plan (income) expense by $0.1 million (pre-tax) in fiscal 2025. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2024, 7.75 percent in 2023 and 7.00 percent in 2022. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2024, the expected long-term rate of return on the target equities allocation was 8.50 percent and the expected long-term rate of return on the target fixed-income allocation was 5.62 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.6 million (pre-tax).

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

	Total		Fixed
U.S. Pension Plan Historical Actual Rates of Return	Portfolio	Equities	Income

10-year period	5.4%	6.9%	3.0%
20-year period	6.1%	6.8%	4.6%

Beginning in 2022, our target allocation migrated from 60 percent equities and 40 percent fixed-income to 55 percent equities and 45 percent fixed income. The historical actual rate of return for the fixed income of 4.6 percent is since inception (18 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 5.01 percent in 2024 compared to 5.02 percent in 2023 and 3.49 percent in 2022. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 4.50 percent and the expected long-term rate of return on plan assets for Germany was 5.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

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

See Note 2 to the Consolidated Financial Statements for further information regarding the impairment of long-lived assets associated with the North America Flooring business that is held for sale.

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

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. The valuation allowance to reduce deferred tax assets totaled $11.7 million as of November 30, 2024, and $15.6 million as of December 2, 2023.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $15.6 million as of November 30, 2024 and $14.3 million as of December 2, 2023.

We have not recorded U.S. deferred income taxes for certain of our non-U.S. subsidiaries' undistributed earnings as such amounts are intended to be indefinitely reinvested outside of the U.S. Should we change our business strategies related to these non-U.S. subsidiaries, additional U.S. tax liabilities could be incurred. It is not practical to estimate the amount of these additional tax liabilities. See Note 11 to the Consolidated Financial Statements for further information on income tax accounting.

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

Results of Operations

Net revenue

($ in millions)	2024	2023	2024 vs 2023
Net revenue	$3,568.7	$3,510.9	1.6%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions and divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for fiscal 2024 compared to fiscal 2023.

2024 vs 2023
Organic revenue growth	(1.0)%
M&A	3.6%
Currency	(1.0)%
Net revenue growth	1.6%

Organic revenue in 2024 compared to 2023 decreased 1.0 percent and consisted of a 9.5 percent increase in Construction Adhesives, a 4.0 percent decrease in Hygiene, Health and Consumable Adhesives and a 1.0 percent decrease in Engineering Adhesives. The decrease was driven by a 2.6 percent decrease in product pricing, partially offset by a 1.6 percent increase in sales volume. The 3.6 percent increase from M&A was due to our acquisitions that occurred during the last year. The negative 1.0 percent currency impact was primarily driven by a weaker Egyptian pound, Turkish lira, Brazilian real, Chinese renminbi and Chilean peso offset by a stronger Euro, British pound sterling and Colombian peso compared to the U.S. dollar.

Cost of sales

($ in millions)	2024	2023	2024 vs 2023
Cost of sales	$2,506.9	$2,502.0	0.2%
Percent of net revenue	70.2%	71.3%

Cost of sales in 2024 compared to 2023 decreased 110 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 210 basis points in 2024 compared to 2023 due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 100 basis points in 2024 compared to 2023 primarily due to a decrease in product pricing partially offset by higher sales volume.

Gross profit

($ in millions)	2024	2023	2024 vs 2023
Gross profit	$1,061.9	$1,008.9	5.3%
Percent of net revenue	29.8%	28.7%

Gross profit in 2024 increased 5.3 percent and gross profit margin increased 110 basis points compared to 2023. The increase in gross profit margin was primarily due to a 210 basis points decrease in raw materials offset by a 100 basis point increase in other manufacturing costs.

Selling, general and administrative (SG&A) expenses

($ in millions)	2024	2023	2024 vs 2023
SG&A	$713.7	$653.8	9.2%
Percent of net revenue	20.0%	18.6%

SG&A expenses for 2024 compared to 2023 increased 140 basis points as a percentage of net revenue. The increase is due to the impact of acquisitions and higher compensation costs, partially offset by a gain on insurance claims.

Other (expense) income, net

($ in millions)	2024	2023
Other (expense) income, net	$(37.1)	$9.8

Other (expense) income, net in 2024 included a $47.3 million loss on the impairment of assets associated with our North American flooring business that is held for sale, $2.5 million of currency transaction losses, a $2.0 million loss on an equity investment and $1.6 million of other expense, partially offset by $15.9 million of net defined benefit pension benefits and a $0.4 million gain on disposal of assets. Other (expense) income, net in 2023 included $20.3 million of net defined benefit pension benefits and $1.2 of other income, partially offset by $11.6 million of currency transaction losses and a $0.1 million loss on disposal of assets.

Interest expense

($ in millions)	2024	2023
Interest expense	$133.1	$134.6

Interest expense was $133.1 million and $134.6 million in 2024 and 2023, respectively, and was lower primarily due to lower interest rates, partially offset by higher debt balances. We capitalized $1.9 million and $1.8 million of interest expense in 2024 and 2023, respectively.

Interest income

($ in millions)	2024	2023
Interest income	$4.7	$3.9

Interest income in 2024 and 2023 was $4.7 million and $3.9 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income tax expense:

($ in millions)	2024	2023
Income tax expense	$56.4	$93.5
Effective tax rate	30.9%	39.9%

Income tax expense of $56.4 million in 2024 includes $5.5 million of discrete tax benefit, primarily related to various foreign tax matters as well as an excess tax benefit related to U.S. stock compensation. Excluding the discrete tax benefit of $5.5 million, the overall effective tax rate was 33.9 percent.

Income tax expense of $93.5 million in 2023 includes $26.1 million of discrete tax expense, primarily related to the impact of withholding tax recorded on earnings that are no longer permanently reinvested, as well as other various U.S. and foreign tax matters. Excluding the discrete tax expense of $26.1 million, the overall effective tax rate was 28.8 percent.

The increase in the overall effective tax rate for 2024 compared to 2023, excluding the impact of discrete items, is primarily due to the change in the mix of earnings across jurisdictions.

Income from equity method investments

($ in millions)	2024	2023
Income from equity method investments	$4.1	$4.4

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for 2024 compared to 2023 is due to the lower net income in our joint venture for the year.

Net income attributable to H.B. Fuller

($ in millions)	2024	2023	2024 vs 2023
Net income attributable to H.B. Fuller	$130.3	$144.9	(10.1)%
Percent of net revenue	3.6%	4.1%

Net income attributable to H.B. Fuller was $130.3 million in 2024 compared to $144.9 million in 2023. Diluted earnings per share were $2.30 per share in 2024 and $2.59 per share in 2023.

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

Net Revenue by Segment

	2024		2023
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$1,546.4	43%	$1,601.5	46%
Engineering Adhesives	1,459.1	41%	1,428.7	41%
Construction Adhesives	563.2	16%	480.7	13%
Total	$3,568.7	100%	$3,510.9	100%

Segment Operating Income (Loss)

	2024		2023
	Operating	% of	Operating	% of
($ in millions)	Income (Loss)	Total	Income (Loss)	Total
Hygiene, Health and Consumable Adhesives	$187.4	54%	$215.1	61%
Engineering Adhesives	193.0	55%	187.3	53%
Construction Adhesives	25.3	8%	6.0	1%
Segment total	405.7	117%	408.4	115%
Corporate Unallocated	(57.5)	(17)%	(53.3)	(15)%
Total	$348.2	100%	$355.1	100%

The following table provides a reconciliation of segment operating income to income before income taxes and income from equity method investments, as reported in the Consolidated Statements of Income.

($ in millions)	2024	2023
Segment operating income	$348.2	$355.1
Other (expense) income, net	(37.1)	9.8
Interest expense	(133.1)	(134.6)
Interest income	4.7	3.9
Income before income taxes and income from equity method investments	$182.7	$234.2

Hygiene, Health and Consumable Adhesives

($ in millions)	2024	2023	2024 vs 2023
Net revenue	$1,546.4	$1,601.5	(3.4)%
Segment operating income	$187.4	$215.1	(12.9)%
Segment profit margin %	12.1%	13.4%

The following tables provide details of Hygiene, Health and Consumable Adhesives net revenue variances:

2024 vs 2023
Organic revenue growth	(4.0)%
M&A	2.3%
Currency	(1.7)%
Net revenue growth	(3.4)%

Net revenue decreased 3.4 percent in 2024 compared to 2023. The 4.0 decrease in organic revenue growth was attributable to a decrease in product pricing and sales volume. The 2.3 percent increase in net revenue from M&A was due to acquisitions of Beardow Adams in the second quarter of 2023 and Adhezion in the third quarter of 2023. The 1.7 percent negative currency effect was due to a weaker Egyptian pound, Turkish lira, Brazilian real and Chilean peso offset by a stronger Euro, Colombian peso and British pound sterling compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 120 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 100 basis points due to lower product pricing and the impact of acquisitions. SG&A expenses as a percentage of net revenue increased 150 basis points due to the impact of acquisitions, lower net revenue and higher compensation costs. Segment operating income decreased 12.9 percent and segment operating margin as a percentage of net revenue decreased 130 basis points in 2024 as compared to 2023.

Engineering Adhesives

($ in millions)	2024	2023	2024 vs 2023
Net revenue	$1,459.1	$1,428.7	2.1%
Segment operating income	$193.0	$187.3	3.0%
Segment profit margin %	13.2%	13.1%

The following tables provide details of Engineering Adhesives net revenue variances:

2024 vs 2023
Organic revenue growth	(1.0)%
M&A	3.7%
Currency	(0.6)%
Net revenue growth	2.1%

Net revenue increased 2.1 percent in 2024 compared to 2023. The 1.0 percent decrease in organic revenue growth was attributable to a decrease in product pricing, partially offset by an increase in sales volume. The 3.7 percent increase in net revenue from M&A was due to the acquisition of ND Industries in the second quarter of 2024. The 0.6 percent negative currency effect was due to a weaker Turkish lira, Chinese renminbi and Brazilian real offset by a stronger Euro and British pound sterling compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 310 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 140 basis points due to the impact of lower product pricing and the impact of acquisitions, partially offset by increased sales volume. SG&A expenses as a percentage of net revenue increased 160 basis points primarily due to the acquisition of ND Industries and higher compensation costs. Segment operating income increased 3.0 percent and segment operating margin increased 10 basis points in 2024 as compared to 2023.

Construction Adhesives

($ in millions)	2024	2023	2024 vs 2023
Net revenue	$563.2	$480.7	17.2%
Segment operating income (loss)	$25.3	$6.0	321.7%
Segment profit margin %	4.5%	1.2%

The following tables provide details of Construction Adhesives net revenue variances:

2024 vs 2023
Organic revenue growth	9.5%
M&A	7.5%
Currency	0.2%
Net revenue growth	17.2%

Net revenue increased 17.2 percent in 2024 compared to 2023. The 9.5 percent increase in organic revenue growth was attributable to an increase in sales volume, partially offset by a decrease in product pricing. The 7.5 percent increase in net revenue from M&A was due to the acquisitions of XChem in the third quarter of 2023, Sanglier in the fourth quarter of 2023 and HS Butyl in the third quarter of 2024. The 0.2 percent positive currency effect was due to a stronger British pound sterling compared to the U.S. dollar.  As a percentage of net revenue, raw material costs decreased 80 basis points due to lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 60 basis points due to higher sales volume, partially offset by lower product pricing. SG&A expenses as a percentage of net revenue decreased 190 basis points due to increased net revenue, partially offset by the impact of acquisitions and higher compensation costs. Segment operating income increased 321.7 percent and segment operating margin as a percentage of net revenue increased 330 basis points in 2024 as compared to 2023.

Corporate Unallocated

($ in millions)	2024	2023	2024 vs 2023
Segment operating loss	$(57.5)	$(53.3)	7.9%
Segment profit margin %	NMP	NMP

NMP = Non-meaningful percentage

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and costs related to the implementation of Project ONE.

Segment operating loss increased 7.9 percent in 2024 compared to 2023 due to higher restructuring costs, partially offset by lower acquisition project costs and a gain on insurance claims.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 30, 2024 were $169.4 million compared to $179.5 million as of December 2, 2023. Total long and short-term debt was $2,010.6 million as of November 30, 2024 and $1,838.4 million as of December 2, 2023.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 30, 2024, we were in compliance with all covenants of our contractual obligations for outstanding indebtedness as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of November 30, 2024
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.50[2]	2.3
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	4.9
[1]	TTM = trailing 12 months
[2]	The Maximum Secured Leverage Ratio prior to June 1, 2024, shall be 4.75 to 1.00 and will step down to 4.50 to 1.00 with respect to quarters ending after June 1, 2024

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

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2025.

Net Financial Assets (Liabilities)

($ in millions)	2024	2023
Financial assets:
Cash and cash equivalents	$169.4	$179.5
Foreign exchange contracts	2.1	13.5
Interest rate swaps	1.8	3.6
Financial liabilities:
Notes payable	(0.6)	(1.8)
Long-term debt	(2,010.1)	(1,836.6)
Foreign exchange contracts	(7.1)	(5.0)
Interest rate swaps	(33.0)	(41.6)
Net investment hedges	51.9	(72.6)
Net financial liabilities	$(1,825.6)	$(1,761.1)

Of the $169.4 million in cash and cash equivalents as of November 30, 2024, $166.4 million was held outside the U.S. Of the $166.4 million of cash held outside the U.S., earnings of $152.5 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

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

Debt Outstanding and Debt Capacity

Notes Payable

Notes payable were $0.6 million at November 30, 2024 and $1.8 million at December 2, 2023. These amounts primarily represented various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The current weighted-average interest rates on these short-term borrowings were approximately 6.17 percent in 2024 and 10.75 percent in 2023.

Long-Term Debt

Long-term debt consists of a senior secured term loan (“Term Loan A”) with an aggregate principal amount of $500.0 million and a senior secured term loan (“Term Loan B”) with an aggregate principal amount of $994.0 million, issued pursuant to a Second Amended and Restated Credit Agreement, dated as of February 15, 2023, as amended. Interest on Term Loan A is payable at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (6.17 percent at November 30, 2024). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. At November 30, 2024, a balance of $462.5 million was outstanding on Term Loan A. Interest on Term Loan B is payable at SOFR plus an interest rate spread of 2.00 percent with a SOFR floor of 0.50 percent (6.57 percent at November 30, 2024). Term Loan B matures on February 15, 2030. At November 30, 2024, a balance of $989.0 million was outstanding on Term Loan B. On January 12, 2023, we entered into an interest rate swap agreement (amended on February 28, 2023) to convert $400,000 of our variable rate 1-month SOFR to a fixed rate of 3.7260. On March 16, 2023, we entered into interest rate swap agreements to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent and to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent.

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

Interest payable on our long-term debt totaled $1.7 million as of November 30, 2024.

Revolving Credit Facility

We have a revolving credit agreement with a consortium of financial institutions at November 30, 2024. This revolving credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions and for general corporate purposes up to a maximum of $700.0 million. Interest on the revolving credit facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (6.17 percent at November 30, 2024). A facility fee of 20 basis points of the unused commitment under the revolving credit facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At November 30, 2024, there was no balance outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

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

Goodwill and Other Intangible Assets

As of November 30, 2024, goodwill totaled $1,532.2 million (31.1 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $770.2 million (15.6 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment are as follows:

	2024

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$399.5	$726.7	$406.0	$1,532.2
Purchased technology and patents	37.5	38.1	14.0	89.6
Customer relationships	111.2	309.8	217.8	638.8
Tradenames	9.2	19.7	9.5	38.4
Other finite-lived intangible assets	1.0	-	2.0	3.0
Indefinite-lived intangible assets	-	0.5	-	0.5

	2023

	Hygiene, Health
	and Consumable	Engineering	Construction
($ in millions)	Adhesives	Adhesives	Adhesives	Total
Goodwill	$402.6	$651.1	$432.8	$1,486.5
Purchased technology and patents	41.7	28.9	14.5	85.1
Customer relationships	126.8	226.9	250.6	604.3
Tradenames	11.6	13.6	10.2	35.4
Other finite-lived intangible assets	1.5	-	2.4	3.9
Indefinite-lived intangible assets	-	0.5	-	0.5

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivables days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	November 30,	December 2,
	2024	2023
Net working capital as a percentage of annualized net revenue[1]	14.5%	16.1%
Trade receivables DSO (in days)[2]	55	58
Inventory days on hand (in days)[3]	67	67
Trade accounts payable DPO (in days)[4]	68	64
Free cash flow 5	$163.2	$259.3
Debt capitalization ratio[6]	50.8%	51.1%

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

5 Net cash provided by operating activities less purchased property, plant and equipment. See reconciliation to net cash provided by operating activities to free cash flow.

6 Total debt divided by total debt plus total stockholders’ equity.

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

Reconciliation of “Net cash provided by operating activities” to "Free cash flow"

($ in millions)	2024	2023
Net cash provided by operating activities	$302.4	$378.4
Less: Purchased property, plant and equipment	139.2	119.1
Free cash flow	$163.2	$259.3

Summary of Cash Flows

Cash Flows from Operating Activities

($ in millions)	2024	2023
Net cash provided by operating activities	$302.4	$378.4

Net income including non-controlling interest was $130.4 million in 2024 and $145.0 million in 2023. Depreciation and amortization expense totaled $174.7 million in 2024 compared to $159.8 million in 2023. The higher depreciation and amortization expense in 2024 is related to the assets acquired in our business acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $29.6 million compared to a use of cash of $103.2 million in 2024 and 2023, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $10.7 million and $68.7 million source of cash in 2024 and 2023, respectively. The lower source of cash in 2024 compared to 2023 was related to lower collections in the current year compared to the prior year. The DSO was 55 days at November 30, 2024 and 58 days at December 2, 2023.

●

Inventory – Changes in inventory resulted in a $30.1 million use of cash in 2024 compared to a $72.6 million source of cash in 2023. The use of cash in 2024, compared to the source of cash in 2023 is due to higher inventory purchases at higher prices in 2024 compared to the prior year. Inventory days on hand were 67 days at November 30, 2024 and December 2, 2023.

●

Trade Payables – Changes in trade payables resulted in a $47.9 million source of cash in 2024 compared to a $57.8 million use of cash in 2023. The source of cash in 2024 compared to the use of cash in 2023 reflects lower payments on trade payables in the current year compared to the prior year. The DPO was 68 days at November 30, 2024 and 64 days at December 2, 2023.

Contributions to our pension and other postretirement benefit plans were $2.9 million and $4.3 million in 2024 and 2023, respectively. Income taxes payable resulted in a $23.1 million use of cash and a $41.2 million source of cash in 2024 and 2023, respectively. Other assets resulted in a $17.5 million and a $7.9 million use of cash in 2024 and 2023, respectively. The higher use of cash in 2024 compared to 2023 is primarily driven by a higher increase in pension and post-retirement assets related to the year-end pension valuation compared to the prior year. Accrued compensation was a $12.7 million source of cash and a $13.8 million use of cash in 2024 and 2023, respectively, relating to higher accruals for our employee incentive plans in 2024. Other liabilities resulted in a $31.3 million use of cash and a $22.9 million source of cash in 2024 and 2023, respectively. The use of cash in 2024 compared to source of cash in 2023 was due to a decrease in hedging liabilities from interest rate swap activity in 2024 compared to an increase the prior year. In 2024, we also recorded a $47.3 million loss on the impairment of assets held for sale. Non-cash foreign currency remeasurement was a positive $9.7 million in 2024 compared to a negative $28.0 million in 2023.

Cash Flows used in Investing Activities

($ in millions)	2024	2023
Net cash used in investing activities	$(407.1)	$(319.2)

Purchases of property, plant and equipment were $139.2 million in 2024 compared to $119.1 million in 2023. The higher purchases in 2024 reflect the timing of capital projects and expenditures related to growth initiatives. Proceeds from the sale of property, plant and equipment were $1.2 million in 2024 compared to $5.0 million in 2023. We paid cash, net of cash acquired, of $273.9 million and $205.1 million for purchased businesses in 2024 and 2023, respectively. We received cash of $4.9 million in proceeds from insurance recoveries related to property, plant and equipment.

Cash Flows from Financing Activities

($ in millions)	2024	2023
Net cash provided by financing activities	$112.1	$35.1

In 2024, we received $1,932.9 million in proceeds and repaid $1,764.9 million of long-term debt including borrowings and repayments on our revolving credit facility and in 2023, we received $2,233.3 million in proceeds and repaid $2,126.5 million of long-term debt. See Note 7 to the Consolidated Financial Statements for further discussion of debt borrowings and repayments. Debt issuance costs of $3.5 million were paid in 2024 compared to $10.2 million paid in 2023. Cash paid for dividends were $47.6 million and $43.4 million in 2024 and 2023, respectively. Cash generated from the exercise of stock options was $35.9 million and $14.6 million in 2024 and 2023, respectively. Indirect repurchases of common stock through a net-settlement feature related to statutory minimum tax withholding upon vesting of restricted stock were $7.8 million in 2024 compared to $2.6 million in 2023. We had $31.8 of repurchases of stock from our share repurchase program in 2024 and there were no repurchases from our share repurchase program in 2023.

We expect 2025 capital expenditures to be approximately $160.0 million.

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect our financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt, net of interest rate swap derivatives as of November 30, 2024, would have resulted in a change in net income of approximately $6.0 million or $0.11 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results, financial condition and net investment in foreign subsidiaries are subject to both currency translation and currency transaction risk. Approximately 55 percent of net revenue was generated outside of the United States in 2024. Principal foreign currency exposures relate to the Euro, Chinese renminbi, British pound sterling, Egyptian pound, Turkish lira, Brazilian real, Canadian dollar, Australian dollar and Mexican peso.

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

Based on 2024 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $8.4 million or $0.15 per diluted share. Based on 2024 financial results and foreign currency balance sheet positions as of November 30, 2024, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $15.7 million or $0.28 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2024 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $12.0 million or $0.21 per diluted share.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of H.B. Fuller Company

   Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (the Company) as of November 30, 2024 and December 2, 2023, the related consolidated statements of income, comprehensive income (loss), total equity and cash flows for each of the three years in the period ended November 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2024 and December 2, 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 23, 2025, expressed an unqualified opinion thereon.

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

Valuation of Goodwill for the Construction Adhesives reporting unit

Description of the Matter

At November 30, 2024, the Company had goodwill of approximately $406 million related to the Construction Adhesive reporting unit. As discussed in the notes to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis as of the beginning of the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

To test the estimated fair value of the Construction Adhesive reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology used by management and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management in the prospective financial information to current industry trends as well as other relevant factors. We assessed the reasonableness of the forecasted future revenue growth rate and EBITDA margins rates by comparing the forecasts to historical results and previous assumptions. We involved our valuation specialists to assist in our evaluation of the valuation models, methodologies and significant assumptions used by the Company, specifically the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Minneapolis, Minnesota

January 23, 2025

Report of Independent Registered Public Accounting Firm

   To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on Internal Control Over Financial Reporting

We have audited H.B. Fuller Company and subsidiaries’ internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, H.B. Fuller Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2024 and December 2, 2023, the related consolidated statements of income, comprehensive income (loss), total equity and cash flows for each of the three years in the period ended November 30, 2024, and the related notes, and our report dated January 23, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

   January 23, 2025

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 30,	December 2,	December 3,
	2024	2023	2022
Net revenue	$3,568,736	$3,510,934	$3,749,183
Cost of sales	(2,506,859)	(2,502,037)	(2,785,484)
Gross profit	1,061,877	1,008,897	963,699
Selling, general and administrative expenses	(713,657)	(653,760)	(640,981)
Other (expense) income, net	(37,115)	9,682	12,952
Interest expense	(133,124)	(134,602)	(91,521)
Interest income	4,682	3,943	7,779
Income before income taxes and income from equity method investments	182,663	234,160	251,928
Income tax expense	(56,381)	(93,529)	(77,186)
Income from equity method investments	4,113	4,357	5,665
Net income including non-controlling interest	130,395	144,988	180,407
Net income attributable to non-controlling interest	(139)	(82)	(94)
Net income attributable to H.B. Fuller	$130,256	$144,906	$180,313

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$2.37	$2.67	$3.37
Diluted	$2.30	$2.59	$3.26

Weighted-average common shares outstanding:
Basic	54,932	54,332	53,580
Diluted	56,629	55,958	55,269

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 30,	December 2,	December 3,
	2024	2023	2022
Net income including non-controlling interest	$130,395	$144,988	$180,407
Other comprehensive (loss) income
Foreign currency translation	(74,764)	17,322	(131,806)
Defined benefit pension plans adjustment, net of tax	38,438	792	(15,063)
Interest rate swaps, net of tax	(11,216)	4,472	9,924
Cash-flow hedges, net of tax	-	-	(3,483)
Net investment hedges, net of tax	17,369	(14,107)	(40,743)
Other comprehensive (loss) income	(30,173)	8,479	(181,171)
Comprehensive income (loss)	100,222	153,467	(764)
Less: Comprehensive income attributable to non-controlling interest	481	84	33
Comprehensive income (loss) attributable to H.B. Fuller	$99,741	$153,383	$(797)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 30,	December 2,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$169,352	$179,453
Trade receivables, net	558,336	577,932
Inventories	467,498	442,040
Other current assets	104,019	112,678
Total current assets	1,299,205	1,312,103

Property, plant and equipment, net	881,927	824,655
Goodwill	1,532,221	1,486,512
Other intangibles, net	770,226	729,140
Other assets	449,665	371,165
Total assets	$4,933,244	$4,723,575

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$587	$1,841
Trade payables	491,435	439,700
Accrued compensation	106,005	95,680
Income taxes payable	24,225	47,688
Other accrued expenses	97,038	107,902
Total current liabilities	719,290	692,811

Long-term debt, net of current maturities	2,010,052	1,836,590
Accrued pension liabilities	51,755	50,189
Other liabilities	322,299	388,072
Total liabilities	3,103,396	2,967,662

Commitments and contingencies (Note 14)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 54,657,103 and 54,092,987 for 2024 and 2023, respectively	54,657	54,093
Additional paid-in capital	322,636	301,485
Retained earnings	1,924,761	1,842,507
Accumulated other comprehensive loss	(473,395)	(442,880)
Total H.B. Fuller stockholders' equity	1,828,659	1,755,205
Non-controlling interest	1,189	708
Total equity	1,829,848	1,755,913
Total liabilities, non-controlling interest and total equity	$4,933,244	$4,723,575

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other	Non-
	Common	Paid-in	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total
Balance at November 27, 2021	52,778	213,637	$1,600,601	$(270,247)	$591	$1,597,360
Comprehensive loss	-	-	180,313	(181,110)	33	(764)
Dividends	-	-	(39,555)	-	-	(39,555)
Stock option exercises	658	29,464	-	-	-	30,122
Share-based compensation plans other, net	296	27,284	-	-	-	27,580
Repurchases of common stock	(55)	(3,894)	-	-	-	(3,949)
Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	144,906	8,477	84	153,467
Dividends	-	-	(43,758)	-	-	(43,758)
Stock option exercises	314	14,304	-	-	-	14,618
Share-based compensation plans other, net	140	23,219	-	-	-	23,359
Repurchases of common stock	(38)	(2,529)	-	-	-	(2,567)
Balance at December 2, 2023	$54,093	$301,485	$1,842,507	$(442,880)	$708	$1,755,913
Comprehensive income	-	-	130,256	(30,515)	481	100,222
Dividends	-	-	(48,002)	-	-	(48,002)
Stock option exercises	747	35,180	-	-	-	35,927
Share-based compensation plans other, net	325	25,020	-	-	-	25,345
Repurchases of common stock	(508)	(39,049)	-	-	-	(39,557)
Balance at November 30, 2024	$54,657	$322,636	$1,924,761	$(473,395)	$1,189	$1,829,848

CONSOLIDATED STATEMENTS of CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 30,	December 2,	December 3,
	2024	2023	2022
Cash flows from operating activities:
Net income including non-controlling interest	$130,395	$144,988	$180,407
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	91,054	80,327	72,593
Amortization	83,656	79,514	74,383
Deferred income taxes	(36,186)	(25,114)	(15,230)
(Income) loss from equity method investments, net of dividends received	(537)	1,259	(9)
Foreign currency remeasurement	9,724	(28,011)	6,213
Loss on impairment of assets held for sale	47,267	-	-
Loss on impairment of equity investment	1,966	-	-
Gain from insurance proceeds	(4,871)	-	-
(Gain) loss on disposal of assets	(501)	59	(1,195)
Share-based compensation	21,914	19,911	24,368
Pension and other postretirement benefit plan contributions	(2,909)	(4,346)	(3,009)
Pension and other postretirement benefit plan income	(14,444)	(18,591)	(24,021)
Debt issuance cost write-off	-	2,689	-
(Gain) loss on fair value adjustment on contingent consideration liabilities	(500)	2,893	-
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	10,749	68,721	(24,753)
Inventories	(30,099)	72,576	(55,772)
Other assets	(17,465)	(7,927)	46,499
Trade payables	47,915	(57,752)	(22,629)
Accrued compensation	12,653	(13,836)	1,135
Other accrued expenses	6,008	(3,070)	6,303
Income taxes payable	(23,090)	41,190	(12,873)
Other liabilities	(30,262)	22,918	4,104
Net cash provided by operating activities	302,437	378,398	256,514
Cash flows from investing activities:
Purchased property, plant and equipment	(139,238)	(119,137)	(129,964)
Purchased businesses, net of cash acquired	(273,863)	(205,093)	(250,807)
Proceeds from sale of property, plant and equipment	1,152	5,029	1,556
Proceeds from insurance recoveries	4,871	-	-
Cash received from government grant	-	-	3,928
Net cash used in investing activities	(407,078)	(319,201)	(375,287)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,932,900	2,233,300	335,000
Repayment of long-term debt	(1,764,870)	(2,126,450)	(159,500)
Payment of debt issue costs	(3,493)	(10,214)	(600)
Net (payment on) proceeds from notes payable	(1,219)	(28,674)	3,455
Dividends paid	(47,598)	(43,395)	(39,207)
Contingent consideration payment	-	(1,477)	(5,000)
Proceeds from stock options exercised	35,927	14,619	30,122
Repurchases of common stock	(39,558)	(2,567)	(3,950)
Net cash provided by financing activities	112,089	35,142	160,320
Effect of exchange rate changes on cash and cash equivalents	(17,549)	5,204	(23,423)
Net change in cash and cash equivalents	(10,101)	99,543	18,124
Cash and cash equivalents at beginning of year	179,453	79,910	61,786
Cash and cash equivalents at end of year	$169,352	$179,453	$79,910

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$404	$363	$348
Cash paid for interest, net of amount capitalized of $1,859, $1,769, and $1,518 for the years ended November 30, 2024, December 2, 2023 and December 3, 2022, respectively	$134,743	$136,959	$83,527
Cash paid for income taxes, net of refunds	$123,091	$71,261	$73,449

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

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. In 2024, as a percentage of total net revenue by operating segment, Hygiene, Health and Consumable Adhesives accounted for 43 percent, Engineering Adhesives 41 percent and Construction Adhesives 16 percent.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2024, 2023 and 2022, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of  November 30, 2024, December 2, 2023, and December 3, 2022 for Sekisui-Fuller Company, Ltd. is not required.

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were  November 30, 2024, December 2, 2023, and December 3, 2022 for 2024, 2023 and 2022, respectively. Every five or six years we have a 53rd week in our fiscal year. 2022 was a 53-week year.

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

Provisions for sales returns are estimated based on historical experience and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with ASC 606. Customer incentives recorded in the Consolidated Statements of Income as a reduction of net revenue were $43,548, $35,896 and $50,146 in 2024, 2023 and 2022, respectively.

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

Restrictions on Cash

There were no restrictions on cash as of November 30, 2024 or December 2, 2023. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

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

Inventories

Inventories are recorded at cost as determined by the weighted-average cost method and are valued at the lower of cost or net realizable value.

Investments

Investments with a value of $9,814 and $9,334 represent the cash surrender value of life insurance contracts as of November 30, 2024 and December 2, 2023, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of selling, general and administrative expenses.

Equity Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the measurement alternative at cost less impairment plus or minus observable price changes in orderly transactions. We have a policy in place to review our investments at least annually, to evaluate the accounting method and identify observable price changes that could indicate impairment. If we believe that an impairment exists, it is our policy to calculate the fair value of the investment and recognize as impairment any amount by which the carrying value exceeds the fair value of the investment. We recognized impairment of $339 and $303 for the years ended November 30, 2024 and December 3, 2022, respectively, and did not have any impairment of our equity investments for the year ended  December 2, 2023. The book value of the equity investments was $1,023 and $1,362 as of  November 30, 2024 and  December 2, 2023, respectively and are presented in Other assets in the Consolidated Balance Sheets.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service. Upon disposal, assets and related accumulated depreciation are removed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other (expense) income, net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $1,859, $1,769 and $1,518 were capitalized in 2024, 2023 and 2022, respectively.

Goodwill

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, an impairment charge is recorded for any excess of the carrying value over the estimated fair value. Based on the analysis performed for our fiscal 2024 annual impairment test, there were no indications of impairment for any of our reporting units. See Note 5 for further information.

Intangible Assets

Intangible assets include patents, customer lists, technology, trademarks and other intangible assets acquired from independent parties and are amortized on a straight-line basis with estimated useful lives ranging from 2 to 20 years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period.

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

Foreign Currency Translation

Assets and liabilities of non-U.S. functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses are translated using average exchange rates during the year. Foreign currency transaction gains and losses are included in other (expense) income, net in the Consolidated Statements of Income.

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

Asset Retirement Obligations

We recognize asset retirement obligations ("ARO") in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $3,321 and $3,147 at November 30, 2024 and December 2, 2023, respectively.

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

(in thousands, except per share data)	2024	2023	2022
Net income attributable to H.B. Fuller	$130,256	$144,906	$180,313

Weighted-average common shares – basic	54,932	54,332	53,580
Equivalent shares from share-based compensation plans	1,697	1,626	1,689
Weighted-average common and common equivalent shares – diluted	56,629	55,958	55,269

Basic earnings per share	$2.37	$2.67	$3.37
Diluted earnings per share	$2.30	$2.59	$3.26

Share-based compensation awards for 853,398, 1,089,054 and 707,197 shares for 2024, 2023 and 2022, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

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

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares, but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We indirectly repurchased 93,102, 113,868 and 49,869 shares of common stock in 2024, 2023 and 2022, respectively, through a net-settlement feature in connection with the statutory minimum tax withholding related to vesting of restricted stock. We repurchased 407,400 shares of common stock from our share repurchase program in 2024. No shares were repurchased from our share repurchase program in 2023 and 2022.

Supplier Finance Program

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers  may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of November 30, 2024 were approximately $5,233. These obligations under the Company’s supplier finance programs are included in Accounts Payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

The following table summarizes the outstanding obligations confirmed as valid under the Company’s supplier finance programs for the year ended November 30, 2024:

2024
Confirmed obligations outstanding, beginning of year	$980
Invoices confirmed during the year	29,518
Confirmed invoices paid during the year	(25,265)
Confirmed obligations outstanding, end of year	$5,233

Business Interruption Insurance Proceeds

The company made insurance claims to recover lost margin and additional costs incurred in connection with a fire at our Tucker production facility in June 2022 and unprecedented freezing weather that impacted our Texas facilities in February 2021. During the year ended November 30, 2024, the Company received business interruption insurance recovery payments of $2,393, which have been recorded in selling, general and administrative expenses. The insurance claims were fully settled in September 2024.

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in our Consolidated Financial Statements. Our effective date of this ASU is our fiscal year ending December 2, 2028. We are evaluating the effect this guidance will have on our Consolidated Finance Statements.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement on roll-forward information which is an annual requirement. During the first quarter of our fiscal year ending November 30, 2024, we adopted ASU 2022-04. See Supplier Finance Program for further information.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company.

Note 2: Acquisitions and Divestiture

Acquisitions

HS Butyl Limited

On August 5, 2024, we acquired HS Butyl Limited (“HS Butyl”) for a purchase price of 18,148 British pound sterling, or approximately $23,180 which was funded through existing cash. This includes a holdback amount of 2,700 British pound sterling that will be paid on the 18-month anniversary of the closing date. HS Butyl, headquartered in Lymington, England, is the United Kingdom's largest manufacturer and distributor of high-quality butyl tapes, which provide strong, permanent, watertight seals for a wide variety of applications within the construction, infrastructure, automotive and renewable energy industries. The acquisition of HS Butyl establishes our presence in the European waterproofing tape market, expanding our position as a solution provider to existing customers. It also expands our relevance to more markets and creates opportunities to deliver new, in-demand solutions for our customers, given the technology's relevance to multiple high-value applications. The acquisition fair value measurement was preliminary as of November 30, 2024, and includes other intangible assets of $6,412, goodwill of $3,233 and other net assets of $13,535. Goodwill represents expected synergies from combining HS Butyl with our existing business. Goodwill is not deductible for tax purposes. HS Butyl is included in our Construction Adhesives operating segment.

ND Industries, Inc.

On May 20, 2024, we acquired the assets of ND Industries, Inc. (“ND Industries”) for a base purchase price of $254,037 which was funded through borrowings on our credit facility and existing cash. ND Industries, headquartered in Clawson, Michigan, is a leading provider of specialty adhesives and fastener locking and sealing solutions serving customers in the automotive, electronics, aerospace and other industries. The acquisition of ND Industries is expected to accelerate the realization of our top growth priorities, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of November 30, 2024. ND Industries is included in our Engineering Adhesives operating segment.

During the three months ended November 30, 2024, intangible assets decreased $2,200, goodwill decreased $2,591, and other net assets increased $3,094 in the fair value measurement of ND Industries. The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the date of acquisition:

Amounts
Current assets	$17,085
Property, plant and equipment	26,044
Goodwill	81,268
Other intangibles
Customer relationships	110,100
Trademarks/trade names	8,700
Technology	13,600
Other assets	13
Current liabilities	(2,773)
Total	$254,037

The expected useful lives of the acquired intangible assets are 15 years for technology, 13 years for customer relationships and ten years for trademarks and tradenames. Based on the fair value measurement of the assets acquired and liabilities assumed, we allocated $81,268 to goodwill for the expected synergies from combining ND Industries with our existing business. Such goodwill is deductible for tax purposes.

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

Beardow Adams Holdings Ltd.

On May 1, 2023, we acquired Beardow Adams Holdings Ltd. (“Beardow Adams”) for a total purchase price of 80,738 British pound sterling, or approximately $100,885, which was funded through borrowings on our credit facility. This includes a holdback amount of 8,000 British pound sterling that was paid on the 18-month anniversary of the closing date. Beardow Adams, based in the United Kingdom, develops and manufactures adhesives, sealants and coatings, principally in the fields of packaging and related applications. The acquisition of Beardow Adams is expected to accelerate profitable growth in many of our core end markets and generate business synergies through better raw material pricing, production optimization and an expanded distribution platform. The acquisition fair value measurement was final as of  June 1, 2024 and includes other intangible assets of $35,425, goodwill of $28,148 and other net assets of $37,312. Goodwill represents expected synergies from combining Beardow Adams with our existing business. The amount of goodwill that is deductible for tax purposes is $3,561. The remaining goodwill is not deductible for tax purposes. Beardow Adams is included in our Hygiene, Health and Consumable Adhesives operating segment.

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

Lemtapes Oy

On December 15, 2022, we acquired Lemtapes Oy (“Lemtapes”) for a total purchase price of 8,922 Euro, or approximately $9,482 which was funded through existing cash. This includes a holdback amount of 850 Euro that was paid on the 18-month anniversary of the closing date. Lemtapes, located in Valkeakoski, Finland, is a solutions provider of ecological, innovative tapes and adhesives for the packaging and plywood industries. The acquisition of Lemtapes is expected to reinforce our strategic position in Europe, especially for our adhesives coated solutions products. This acquisition will also accelerate our growth strategy of fast-growing, high margin businesses while adding technology capabilities and strong customer relationships. The acquisition fair value measurement was final as of December 2, 2023 and includes other intangible assets of $5,526, goodwill of $3,028 and other net assets of $928. Goodwill represents expected synergies from combining Lemtapes with our existing business. Goodwill is not deductible for tax purposes. Lemtapes is included in our Hygiene, Health and Consumable Adhesives operating segment.

All acquisitions, individually and in the aggregate, are not material and therefore pro forma financial information is not provided.

Divestiture

North America Flooring

During the fourth quarter of the year ended November 30, 2024, we committed to a plan to sell our North American Flooring business, which is included in our Construction Adhesives segment. The sale of this business was completed on December 2, 2024. The assets and liabilities of this business are classified as held for sale and are included in their corresponding categories in the Consolidated Balance Sheets as of November 30, 2024.

Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value, less costs to sell in accordance with ASC 360, Impairment or Disposal of Long Lived Assets. We measured the fair value of these assets and liabilities primarily using observable inputs at the measurement date, and determined their carrying value was greater than the fair value less costs to sell. Accordingly, we recorded a pre-tax loss on assets held for sale of $47,267. Included in this amount is $32,079 for goodwill impairment, $6,109 for net intangible impairment and $9,079 for net property, plant and equipment impairment. The loss is recorded in other (expense) income, net in the Consolidated Statements of Income for the year ended November 30, 2024.

The following table summarizes the condensed assets and liabilities held for sale:

November 30, 2024
Trade receivables, net	$19,888
Inventories	27,587
Other current assets	321
Property, plant and equipment, net	37,429
Other intangibles, net	12,673
Other assets	2,343
Trade payables	(16,110)
Other accrued expenses	(5,548)
Other liabilities	(1,707)
Total	$76,876

Note 3: Restructuring Actions

During fiscal year 2023, the Company approved restructuring plans (the "Plans") related to organizational changes and other actions to optimize operations and integrate acquired businesses. The Plans began to be implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026, with the majority of the charges recognized and cash payments occurring in fiscal 2023 and 2024. In implementing the Plans, the Company currently expects to incur pre-tax costs of approximately $60,000 to $65,000 for severance and related employee costs globally, other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans.

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	November 30, 2024	December 2, 2023	December 3, 2022
Cost of sales	$12,263	$15,012	$(152)
Selling, general and administrative	9,823	9,575	(297)
	$22,086	$24,587	$(449)

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-
	Related	Asset-Related	Other	Total
Balance at December 3, 2022	$57	$-	$-	$57
Expense incurred	22,731	1,369	487	24,587
Non-cash charges	-	(1,369)	(453)	(1,822)
Cash payments	(9,802)	-	(34)	(9,836)
Foreign currency translation	(1,263)	-	-	(1,263)
Balance at December 2, 2023	$11,723	$-	$-	$11,723
Expense incurred	13,477	4,673	3,936	22,086
Non-cash charges	-	(4,673)	(3,925)	(8,598)
Cash payments	(16,427)	-	(11)	(16,438)
Foreign currency translation	(343)	-	-	(343)
Balance at November 30, 2024	$8,430	$-	$-	$8,430

Non-cash charges include accelerated depreciation resulting from the cessation of use of certain long-lived assets, write-offs of certain long-lived assets, the recording of an inventory provision related to the discontinuance of certain products, inventory disposals and lease termination payments. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Foreign currency transaction losses, net	$(2,501)	$(11,615)	$(12,935)
Gain (loss) on disposal of assets	424	(58)	1,416
Net periodic pension benefit	15,920	20,246	26,787
Loss on impairment of assets held for sale	(47,267)	-	-
Other, net	(3,691)	1,109	(2,316)
Total other (expense) income, net	$(37,115)	$9,682	$12,952

Research and development expenses (included in SG&A expenses)	$49,565	$48,640	$44,853

Balance Sheet Information

Additional details of balance sheet amounts as of  November 30, 2024 and December 2, 2023 are as follows:

	2024	2023
Inventories
Raw materials	$215,936	$206,140
Finished goods	251,562	235,900
Total inventories	$467,498	$442,040

Other current assets
Other receivables	$39,149	$40,760
Prepaid income taxes	12,218	12,327
Prepaid taxes other than income taxes	31,295	34,455
Prepaid expenses	21,357	25,136
Total other current assets	$104,019	$112,678

Property, plant and equipment
Land	$108,093	$91,320
Buildings and improvements	470,106	447,428
Machinery and equipment	1,161,379	1,058,916
Construction in progress	124,980	157,371
Total, at cost	1,864,558	1,755,035
Accumulated depreciation	(982,631)	(930,380)
Net property, plant and equipment	$881,927	$824,655

Other assets
Investments in company owned life insurance	$9,814	$9,334
Equity method investments	37,059	37,562
Equity investments	1,023	1,362
Long-term deferred income taxes	39,298	42,949
Prepaid pension costs	119,493	92,323
Postretirement other than pension asset	156,576	113,431
Operating lease right-of-use assets	61,116	47,433
Other long-term receivables	14,577	14,013
Other long-term assets	10,709	12,758
Total other assets	$449,665	$371,165

Other accrued expenses
Taxes other than income taxes	$24,559	$22,497
Miscellaneous services	9,026	8,319
Customer rebates	21,901	17,938
Interest	5,628	5,819
Product liability	233	175
Contingent consideration liability	-	1,370
Current operating lease liabilities	13,473	11,277
Current obligations of finance leases	1,908	16,184
Accrued expenses	20,310	24,323
Total other accrued expenses	$97,038	$107,902

Other liabilities
Asset retirement obligations	$3,321	$3,147
Long-term deferred income taxes	141,693	176,385
Long-term income tax liability	18,195	19,225
Long-term deferred compensation	11,716	9,884
Postretirement other than pension	1,837	1,893
Noncurrent operating lease liabilities	48,628	36,879
Environmental liabilities	1,174	2,563
Net investment hedge liabilities	49,542	72,589
Other long-term liabilities	46,193	65,507
Total other liabilities	$322,299	$388,072

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance at beginning of year	$11,080	$10,939	$9,935
Charged to expenses and other adjustments	2,187	1,224	1,794
Write-offs	(1,071)	(1,522)	(851)
Foreign currency translation effect	(575)	439	61
Balance at end of year	$11,621	$11,080	$10,939

Statement of Comprehensive Income Information

The following tables provides details of total comprehensive income (loss):

	November 30, 2024
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests			$130,256	$139
Other comprehensive (loss) income
Foreign currency translation adjustment[1]	$(75,106)	-	(75,106)	342
Defined benefit pension plans adjustment[2]	50,875	(12,437)	38,438	-
Interest rate swap[3]	(14,831)	3,615	(11,216)	-
Net investment hedges[3]	23,058	(5,689)	17,369	-
Other comprehensive (loss) income	$(16,004)	$(14,511)	$(30,515)	$342
Comprehensive income			$99,741	$481

	December 2, 2023
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests			$144,906	$82
Other comprehensive income
Foreign currency translation adjustment[1]	$17,320	-	17,320	2
Defined benefit pension plans adjustment[2]	1,554	(762)	792	-
Interest rate swap[3]	5,932	(1,460)	4,472	-
Net investment hedges[3]	(18,555)	4,448	(14,107)	-
Other comprehensive income	$6,251	$2,226	$8,477	$2
Comprehensive income			$153,383	$84

	December 3, 2022
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests			$180,313	$94
Other comprehensive loss
Foreign currency translation adjustment[1]	$(131,745)	-	(131,745)	(61)
Defined benefit pension plans adjustment[2]	(18,881)	3,818	(15,063)	-
Interest rate swap[3]	13,148	(3,224)	9,924	-
Other cash flow hedges[3]	(3,536)	53	(3,483)
Net investment hedges[3]	(54,040)	13,297	(40,743)	-
Other comprehensive loss	$(195,054)	$13,944	$(181,110)	$(61)
Comprehensive income			$(797)	$33

1 Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries.

2 Loss reclassified from accumulated other comprehensive loss into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expenses.

3 Loss reclassified from accumulated other comprehensive loss into earnings is reported in other (expense) income, net.

Statement of Total Equity Information

Components of accumulated other comprehensive income (loss) are as follows:

	November 30, 2024
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(322,184)	$(321,798)	$(386)
Defined benefit pension plans adjustment, net of taxes of $54,545	(89,031)	(89,031)	-
Interest rate swap, net of taxes of $2,169	(6,744)	(6,744)	-
Net investment hedges, net of taxes of $12,056	(37,481)	(37,481)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(473,781)	$(473,395)	$(386)

	December 2, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(246,736)	$(246,692)	$(44)
Defined benefit pension plans adjustment, net of taxes of $66,982	(127,469)	(127,469)	-
Interest rate swap, net of taxes of ($1,460)	4,472	4,472
Net investment hedges, net of taxes of $17,744	(54,850)	(54,850)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(442,924)	$(442,880)	$(44)

	December 3, 2022
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(264,054)	$(264,012)	$(42)
Defined benefit pension plans adjustment, net of taxes of $63,925	(128,261)	(128,261)	-
Interest rate swap, net of taxes of $3,224	(40,743)	(40,743)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(451,399)	$(451,357)	$(42)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment consisted of the following:

	Hygiene, Health
	and Consumable	Engineering	Construction
	Adhesives	Adhesives	Adhesives	Total
As of December 2, 2023	$402,598	$651,145	$432,769	$1,486,512
Acquisitions	1,674	81,268	5,813	88,755
Impairment	-	-	(32,079)	(32,079)
Foreign currency translation effect	(4,759)	(5,733)	(475)	(10,967)
As of November 30, 2024	$399,513	$726,680	$406,028	$1,532,221

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using DCF analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Based on the analysis performed during the fourth quarter of 2024, there were no indications of impairment for any of our reporting units.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Tradename	All Other	Total
As of November 30, 2024
Original cost	$145,313	$1,063,210	$67,280	$10,031	$1,285,834
Impairment	(343)	(5,616)	(150)	-	(6,109)
Accumulated amortization	(55,398)	(418,805)	(28,745)	(7,012)	(509,960)
Net identifiable intangibles	$89,572	$638,789	$38,385	$3,019	$769,765
Weighted-average useful lives (in years)	13	16	13	13	16
As of December 2, 2023
Original cost	$144,763	$986,470	$58,484	$10,911	$1,200,628
Accumulated amortization	(59,631)	(382,220)	(23,099)	(7,012)	(471,962)
Net identifiable intangibles	$85,132	$604,250	$35,385	$3,899	$728,666
Weighted-average useful lives (in years)	13	16	13	13	16

Amortization expense with respect to amortizable intangible assets was $83,656, $79,514 and $74,383 in 2024, 2023 and 2022, respectively. See Note 2 for further discussion of the impairment to assets held for sale.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2025	2026	2027	2028	2029	Thereafter
Amortization Expense	$81,437	$79,468	$76,752	$77,519	$75,088	$379,501

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  November 30, 2024 and December 2, 2023 were $461 and $474, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2024 compared to 2023 was due to changes in foreign currency exchange rates.

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

The components of lease expense are as follows:

	November 30, 2024	December 2, 2023
Operating net lease cost	$16,559	$13,883
Finance net lease cost:
Amortization of assets	1,698	2,045
Interest on lease liabilities	402	1,077
Variable net lease cost	12,091	8,554
Total net lease cost	$30,750	$25,559

Supplemental balance sheet information related to leases is as follows:

	Location on
	Balance Sheet	November 30, 2024	December 2, 2023
Operating leases:
Operating lease right-of-use assets	Other assets	$61,116	$47,433

Current operating lease liabilities	Other accrued expenses	13,473	11,277
Noncurrent operating lease liabilities	Other liabilities	48,628	36,879
Total operating lease liabilities		$62,101	$48,156

Finance leases:
Equipment right-of-use assets	Property, plant and equipment	$9,183	$11,681
Building right-of-use asset	Property, plant and equipment	$-	$14,230

Current obligations of finance leases	Other accrued expenses	$1,908	$16,184
Finance leases, net of current obligations	Other liabilities	7,600	6,534
Total finance lease liabilities		$9,508	$22,718

As of November 30, 2024, the weighted average remaining lease term is 7.6 years and the weighted average discount rate is 4.8% for the Company's operating lease agreements. The weighted average remaining lease term is 6.6 years and the weighted average discount rate is 4.0% for the Company's finance lease agreements.

Supplemental information related to leases is as follows:

	November 30, 2024	December 2, 2023
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,707	$11,745
Operating cash flows from finance leases	402	1,077
Financing cash flows from finance leases	16,089	268

Non-cash investing and financing activities
Additions to right-of-use assets obtained from:
New operating lease liabilities	$29,651	$26,687
New finance lease liabilities	3,282	15,015

Maturities of lease liabilities are as follows:

	November 30, 2024
Fiscal Year	Finance Leases	Operating Leases
2025	$2,258	$16,082
2026	2,090	12,807
2027	1,795	10,007
2028	1,252	7,368
2029	885	5,459
2030 and beyond	2,507	22,548
Total	10,787	74,271
Less: amounts representing interest	(1,279)	(12,170)
Present value of future minimum payments	9,508	62,101
Less: current obligations	(1,908)	(13,473)
Noncurrent lease liabilities	$7,600	$48,628

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

Notes payable were $587 and $1,841 at November 30, 2024 and December 2, 2023, respectively. This amount primarily represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rate on short-term borrowings outstanding at November 30, 2024 was approximately 1.35 percent and was 10.75 percent and 16.2 percent in 2023 and 2022 respectively. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 30, 2024.

Long-Term Debt

	Weighted-Average	Fiscal Year	Balance at	Balance at
	Interest Rate at	Maturity	November 30,	December 2,
Long-Term Debt	November 30, 2024	Date	2024	2023
Revolving credit facility	6.17%	2028	$-	$-
Term Loan A1	6.17%	2028	462,500	487,500
Term Loan B2	6.57%	2030	989,030	796,000
Public Notes[3]	4.00%	2027	300,000	300,000
Public Notes[4]	4.25%	2028	300,000	300,000
Other, including debt issuance cost and discount			(41,478)	(46,910)
Total debt			$2,010,052	$1,836,590
Less: current maturities			-	-
Total long-term debt, excluding current maturities			$2,010,052	$1,836,590

1 Term Loan A, due on February 15, 2028, $500,000 variable rate at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent based on a leverage grid (6.17 percent at November 30, 2024).

2 Term Loan B, due on February 15, 2030, $994,000 variable rate at the SOFR plus 2.00 percent with a SOFR floor of 0.50 percent (6.57 percent at November 30, 2024).

3 Public Notes, due February 15, 2027, $300,000 4.00 percent fixed.

4 Public Notes, due October 15, 2028, $300,000 4.25 percent fixed; swapped to a floating rate as detailed below.

On February 15, 2023, we entered into a credit agreement with a consortium of financial institutions (“Second Amended and Restated Credit Agreement”) which replaced our existing revolving credit agreement under the amended and restated revolving credit agreement dated October 20, 2020 and also replaced our secured term loan credit agreement dated October 20, 2017. The Second Amended and Restated Credit Agreement provides for a senior secured term loan A facility in an aggregate principal amount of $500,000 (“Term Loan A”), a senior secured term loan B facility in an aggregate principal amount of $800,000 (“Term Loan B”) and amendments to and extension of our existing senior secured revolving credit facility with an aggregate commitment in the amount of $700,000 (“Revolving Credit Facility”). A portion of the proceeds of the combined facilities, (the “Credit Facilities”) was used to pay off the existing term loan and revolver. Additionally, we wrote off $2,689 of debt issuance costs related to this payoff which was recorded in interest expense for the year ended December 2, 2023. The Credit Facilities will generally be used to finance working capital needs and acquisitions, and for general corporate purposes. All of our obligations under the Credit Facilities are secured by a first-lien security interest in substantially all personal property and material real property of the Company and its material U.S. subsidiaries, and are guaranteed by all of the Company’s material U.S. subsidiaries.

On March 4, 2024, we entered into a Refinancing and Incremental Amendment (the “Refinancing and Incremental Amendment”), which amended the Second Amended and Restated Credit Agreement. Pursuant to the Refinancing and Incremental Amendment under the Credit Agreement, the existing $794,000 principal amount of Term B loans (the “Amended TLB”) were refinanced and certain lenders to the Refinancing and Incremental Amendment made additional Term B loans to the Company in the principal amount of $200,000, thereby increasing the aggregate principal amount of the Amended TLB to $994,000. Furthermore, the interest rate margins applicable to the Amended TLB were decreased by 25 basis points (0.25% per annum) to 200 basis points for SOFR loans and 100 basis points for prime rate loans. The additional $200,000 of proceeds will be used to finance our working capital needs and for general corporate purposes, including permitted acquisitions. The maturity date of Term B loans remains unchanged. The commitment fee rates and interest rates applicable to the revolving credit facility and the Term Loan A facility remain unchanged.

Term Loans

Interest on Term Loan A is payable at a rate of SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (6.17 percent at November 30, 2024). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. At November 30, 2024, a balance of $462,500 was outstanding on the Term Loan A. Interest on Term Loan B borrowings is payable at SOFR plus an interest rate spread of 2.00 percent with a SOFR floor of 50 basis points (6.57 percent at November 30, 2024). Term Loan B matures on February 15, 2030. At November 30, 2024, a balance of $989,030 was outstanding on the Term Loan B.

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

On October 20, 2020, we issued $300,000 aggregate principal of 8-year unsecured public notes (“8-year Public Notes”) due October 15, 2028 with a fixed coupon of 4.25 percent. Proceeds from this debt issuance were used to prepay $300,000 of our Term Loan B at that time. On February 12, 2021, we entered into interest rate swap agreements to convert our 8-year Public Notes to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. See Note 12 for further discussion of these interest rate swaps.

The Public Notes are senior unsecured obligations of the Company and will rank equally with the Company’s other unsecured and unsubordinated debt from time to time outstanding.

Fair Value of Long-Term Debt

Long-term debt had an estimated fair value of $2,015,468 and $1,785,199 as of November 30, 2024 and December 2, 2023, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Long-term Debt Maturities

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	2025	2026	2027	2028	2029	Thereafter
Long-term debt obligations	$41,190	$47,440	$53,690	$959,940	$9,940	$939,330

Revolving Credit Facility

Interest on the Revolving Credit Facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (6.17 percent at  November 30, 2024). A facility fee of 20 basis points of the unused commitment under the Revolving Credit Facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At November 30, 2024, there was no balance outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

As of November 30, 2024, amounts related to our revolving credit facility was as follows:

	Committed	Drawn	Unused
Revolving credit facility	$700,000	$-	$689,682

The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $700,000, less issued letters of credit. At November 30, 2024, letters of credit reduced the available amount under the revolving credit facility by $10,318.

Covenants and Other

Under the Refinancing and Incremental Amendment, the Revolving Credit Facility and Term Loan A are subject to certain covenants and restrictions. For these facilities, we are required to maintain a secured leverage ratio, as defined in the agreement, no greater than 4.75 to 1.00 for our fiscal quarters ending on or prior to June 1, 2024 and then 4.50 to 1.00 thereafter. We are also required to maintain an interest coverage ratio of not less than 2.00 to 1.00.

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

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50 percent of Excess Cash Flow, as defined the Refinancing and Incremental Amendment, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25 percent when our Secured Leverage Ratio is below 4.25:1.00 and to 0 percent when our Secured Leverage Ratio is below 3.75:1.00.

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

As of  November 30, 2024, we were in compliance with all covenants of our contractual obligations for outstanding indebtedness.

Note 8: Stockholders' Equity

Preferred Stock

The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock

There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 54,657,103 and 54,092,987 shares issued and outstanding at November 30, 2024 and December 2, 2023, respectively.

On April 22 2022, the Board of Directors authorized a share repurchase program of up to $300,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. We repurchased shares under this program with an aggregate value of $31,811 during 2024. We did not repurchase any shares during 2023 and 2022 under our share repurchase program. Up to $268,000 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2024	2023	2022
Beginning balance	54,092,987	53,676,576	52,777,753
Stock options exercised	746,892	314,832	657,789
Deferred compensation paid	20,691	102,108	118,429
Restricted units vested	297,035	113,339	172,474
Shares withheld for taxes	(93,102)	(113,868)	(49,869)
Share repurchases	(407,400)	-	-
Ending balance	54,657,103	54,092,987	53,676,576

Dividends declared per common share were $0.856 and $0.805 for the year ended  November 30, 2024 and December 2, 2023, respectively.

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

2020 Master Incentive Plan

This plan allows for granting of awards to any employee, officer, non-employee director, consultant, independent contractor or advisor providing services to us or any of our affiliates, or any person to whom an offer of employment or engagement with us or any of our affiliates has been made. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; (f) other awards based on our common stock, including shares for amounts employees or non-employee directors deferred under the deferred compensation plans. There were 2,854,679 common shares available for grant as of November 30, 2024.

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

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2024, 2023 and 2022 were calculated using the following assumptions:

	2024	2023	2022
Expected life (in years)	5.86	5.00	5.00
Weighted-average expected volatility	35.12%	35.28%	33.35%
Expected volatility range	33.88-35.14%	35.09-35.69%	33.33-34.34%
Risk-free interest rate	3.73-4.58%	3.48-4.72%	1.53-4.06%
Weighted-average expected dividend	1.13%	1.20%	0.95%
Expected dividend yield range	1.03-1.19%	1.13-1.22%	0.94-1.23%
Weighted-average fair value of grants	$28.07	$22.41	$20.91

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

Total share-based compensation expense was $21,914, $19,911 and $24,368 for 2024, 2023 and 2022, respectively. All share-based compensation was recorded as SG&A expense.

As of November 30, 2024, $9,499 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.1 years. Unrecognized compensation costs related to unvested restricted stock units was $9,944 which is expected to be recognized over a weighted-average period of 0.9 years.

Stock Option Activity

The stock option activity for the years ended  November 30, 2024, December 2, 2023, and December 3, 2022 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at November 27, 2021	4,972,392	$47.45
Granted	549,458	72.75
Exercised	(657,789)	45.79
Forfeited or cancelled	(40,991)	61.31
Outstanding at December 3, 2022	4,823,070	50.42
Granted	471,975	68.27
Exercised	(314,832)	46.43
Forfeited or cancelled	(38,328)	63.52
Outstanding at December 2, 2023	4,941,885	52.28
Granted	470,748	77.77
Exercised	(746,892)	48.10
Forfeited or cancelled	(60,637)	64.07
Outstanding at November 30, 2024	4,605,104	55.40

The fair value of options granted during 2024, 2023 and 2022 was $13,214, $10,577 and $5,400, respectively. Total intrinsic value of options exercised during 2024, 2023 and 2022 was $25,258, $8,015 and $16,877, respectively. For options outstanding at November 30, 2024, the weighted-average remaining contractual life was 5.3 years and the aggregate intrinsic value was $99,352. There were 3,756,728 options exercisable at November 30, 2024, with a weighted-average remaining contractual life of 4.6 years and an aggregate intrinsic value of $96,416. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended  November 30, 2024, December 2, 2023, and December 3, 2022 were $35,927, $14,619 and $30,122, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2024, 2023 and 2022 was $6,114, $1,885 and $3,687, respectively.

Restricted Stock Unit Activity

The nonvested restricted stock unit activity for the years ended  November 30, 2024, December 2, 2023, and December 3, 2022 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at November 27, 2021	552,365	$50.63	1.9
Granted	179,603	67.92
Vested	(172,474)	46.74
Forfeited	(68,374)	45.83
Nonvested at December 3, 2022	491,120	58.98	0.7
Granted	187,185	63.32
Vested	(113,339)	53.83
Forfeited	(36,276)	44.48
Nonvested at December 2, 2023	528,690	62.61	0.7
Granted	194,689	73.34
Vested	(297,035)	57.32
Forfeited	(15,603)	70.61
Nonvested at November 30, 2024	410,741	71.21	0.9

Total fair value of restricted stock units vested during 2024, 2023, and 2022 was $17,027, $6,101 and $8,062, respectively. The total fair value of nonvested restricted stock at  November 30, 2024 was $29,250.

We indirectly repurchased 100,560, 37,715 and 55,081 shares during 2024, 2023 and 2022, respectively, through a net-settlement feature in connection with the statutory minimum tax withholding related to vesting of restricted stock. The Company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2024, 2023 and 2022 was $4,237, $1,396 and $2,569, respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended  November 30, 2024, December 2, 2023, and December 3, 2022 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding November 27, 2021	468,524	48,361	516,885
Participant contributions	89,054	12,985	102,039
Company match contributions[1]	26,843	1,299	28,142
Payouts	(118,429)	(6,073)	(124,502)
Units outstanding December 3, 2022	465,992	56,572	522,564
Participant contributions	13,187	12,219	25,406
Company match contributions[1]	18,899	1,222	20,121
Payouts	(102,108)	(6,826)	(108,934)
Units outstanding December 2, 2023	395,970	63,187	459,157
Participant contributions	13,103	9,309	22,412
Company match contributions[1]	15,236	931	16,167
Payouts	(20,691)	(8,357)	(29,048)
Units outstanding November 30, 2024	403,618	65,070	468,688

1 The non-employee directors’ company match includes 13,926, 17,580 and 17,937 deferred compensation units paid as discretionary awards to all non-employee directors in 2024, 2023 and 2022, respectively.

The fair value of non-employee directors’ company matches for 2024, 2023 and 2022 was $182, $172 and $172, respectively. The fair value of the non-employee directors’ discretionary award was $1,200, $1,200 and $1,080 for 2024, 2023 and 2022, respectively. The fair value of employee company matches was $78, $79 and $86 for 2024, 2023 and 2022, respectively.

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual non-discretionary retirement contribution to the 401(k) plan of 1 percent of pay, that is invested based on the election of the individual participant. The 1 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2024 was $15,590 which included the cost of the 4 percent company match of $10,070 and the additional 1 percent contribution of $5,520. The total contributions to the 401(k) plan were $14,221 and $12,113 in 2023 and 2022, respectively.

All U.S. employees are eligible to receive an annual discretionary non-elective contribution to the 401(k) plan of up to 3 percent based on achieving the Company’s earnings per share target. This discretionary contribution is in addition to the contributions described above. There was no discretionary non-elective contribution for 2024 and 2023.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $11,992 and $11,626 in 2024 and 2023, respectively, for the U.S. Plan and several statutorily required non-U.S. Plans.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of November 30, 2024 and December 2, 2023:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation
Benefit obligation at beginning of year	$255,390	$269,874	$146,796	$154,850	$22,133	$24,173
Acquisitions	-	-	951	-	-	-
Service cost	-	-	1,538	1,670	-	-
Interest cost	13,855	13,901	6,215	5,726	1,166	1,205
Participant contributions	-	-	-	-	252	232
Actuarial gain[1]	10,747	(7,298)	3,391	(12,435)	(125)	(611)
Plan amendments	-	-	497	-	-	-
Settlement payments	-	(141)	-	(252)	-	-
Benefits paid	(21,182)	(20,946)	(8,526)	(7,663)	(2,576)	(2,866)
Foreign currency translation effect	-	-	(2,552)	4,900	-	-
Benefit obligation at end of year	258,810	255,390	148,310	146,796	20,850	22,133

Change in plan assets
Fair value of plan assets at beginning of year	319,738	326,786	134,622	141,908	133,453	120,782
Acquisitions	-	-	615	-	-	-
Actual return on plan assets	49,271	12,811	9,189	(5,545)	44,160	15,160
Employer contributions	1,197	1,228	1,624	1,744	85	145
Participant contributions	-	-	-	-	252	232
Settlement payments	-	(141)	-	-	-	-
Benefits paid[2]	(21,182)	(20,946)	(8,526)	(7,663)	(2,575)	(2,866)
Foreign currency translation effect	-	-	(1,957)	4,178	-	-
Fair value of plan assets at end of year	349,024	319,738	135,567	134,622	175,375	133,453
Plan assets in excess of (less than) benefit obligation as of year end	$90,214	$64,348	$(12,743)	$(12,174)	$154,525	$111,320

1 Actuarial gain in 2024 and 2023 for the U.S. Plans is primarily due to assumption changes. Actuarial gain in 2024 and 2023 for the Non-U.S. Plans are due to both assumption changes and plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2024	2023	2024	2023	2024	2023
Unrecognized actuarial loss (gain)	$126,583	$143,522	$47,595	$49,128	$(47,532)	$(14,442)
Unrecognized prior service cost	-	-	1,600	1,196	-	-
Ending balance	$126,583	$143,522	$49,195	$50,324	$(47,532)	$(14,442)

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2024	2023	2024	2023	2024	2023
Statement of financial position as of fiscal year-end
Non-current assets	$102,637	$76,677	$16,846	$15,635	$156,576	$113,431
Accrued benefit cost
Current liabilities	(1,239)	(1,239)	(1,443)	(1,464)	(214)	(218)
Non-current liabilities	(11,184)	(11,089)	(28,146)	(26,345)	(1,837)	(1,893)
Ending balance	$90,214	$64,349	$(12,743)	$(12,174)	$154,525	$111,320

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $275,599 at  November 30, 2024 and $273,197 at December 2, 2023. The accumulated benefit obligation of the non-U.S. pension plans was $142,503 at  November 30, 2024 and $141,402 at December 2, 2023.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 30, 2024 and December 2, 2023:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Accumulated benefit obligation	$12,423	$12,329	$36,809	$35,034
Fair value of plan assets	-	-	10,046	9,700

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 30, 2024 and December 2, 2023:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Projected benefit obligation	$12,423	$12,329	$39,635	$37,510
Fair value of plan assets	-	-	$10,046	9,700

Information about the expected cash flows is as follows:

	Pension Benefits		Other
		Non-U.S.	Postretirement
	U.S. Plans	Plans	Benefits
Employer contributions
2025	$-	$-	$-
Expected benefit payments
2025	21,474	8,332	2,606
2026	21,376	8,573	2,491
2027	21,267	8,897	2,338
2028	21,215	8,634	2,210
2029- 2034	119,274	53,638	10,424

The components of our net period defined benefit pension and postretirement benefit costs other than service cost are presented as non-operating expenses and service cost is presented in operating expenses.

Components of net periodic benefit cost and other supplemental information for the years ended  November 30, 2024, December 2, 2023, and December 3, 2022 are as follows:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$-	$-	$-	$1,538	$1,670	$2,765	$-	$-	$-
Interest cost	13,855	13,901	9,653	6,215	5,726	2,893	1,166	1,205	748
Expected return on assets	(26,220)	(28,821)	(29,018)	(6,587)	(7,027)	(6,465)	(10,909)	(9,859)	(11,084)
Amortization:
Prior service (benefit) cost	-	-	(3)	84	62	63	-	-	-
Actuarial loss (gain)	4,637	2,541	4,132	2,066	1,993	2,411	(287)	-	(3,445)
Settlement charge	-	-	-	-	19	3,329	-	-	-
Net periodic (benefit) cost	$(7,728)	$(12,379)	$(15,237)	$3,314	$2,443	$4,996	$(10,030)	$(8,654)	$(13,781)

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.23%	5.66%	5.36%	4.03%	4.37%	3.70%	5.09%	5.61%	5.29%
Rate of compensation increase[1]	0.00%	0.00%	0.00%	1.76%	1.82%	1.83%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.66%	5.36%	2.75%	4.36%	3.71%	1.29%	5.61%	5.29%	2.51%
Expected return on plan assets	7.75%	7.75%	7.00%	5.01%	5.02%	3.49%	8.25%	8.25%	8.25%
Rate of compensation increase[1]	0.00%	0.00%	0.00%	1.86%	1.82%	1.68%	0.00%	0.00%	0.00%

1 Under the U.S. pension plan, the compensation amount was locked-in as of May 31, 2011 and thus the benefit no longer includes compensation increases.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.23 percent at November 30, 2024, 5.66 percent at  December 2, 2023 and 5.36 percent at December 3, 2022. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at  November 30, 2024 would impact U.S. pension and other postretirement plan (income) expense by approximately $144 (pre-tax) in fiscal 2025. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

For the U.S. pension plan, we adopted the Adjusted Pri-2012 base mortality table projected generationally using scale MP-2021.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.75 percent in 2024, 7.75 percent in 2023 and 7.00 percent in 2022. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2024, the expected long-term rate of return on the target equities allocation was 8.50 percent and the expected long-term rate of return on the target fixed-income allocation was 5.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,622 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 5.01 percent in 2024 compared to 5.02 percent in 2023 and 3.49 percent in 2022. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 4.50 percent and the expected long-term rate of return on plan assets for Germany was 5.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

Assumed health care trend rates	2024	2023	2022
Health care cost trend rate assumed for next year	6.00%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.75%	5.75%	5.75%
Fiscal year that the rate reaches the ultimate trend rate	2026	2026	2026

The asset allocation for the Company’s U.S. and non-U.S. pension plans at the end of 2024 and 2023 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
		Percentage of			Percentage of			Percentage of
		Plan Assets at			Plan Assets at			Plan Assets at
	Target	Year-End		Target	Year-End		Target	Year-End
Asset Category	2024	2024	2023	2024	2024	2023	2024	2024	2023
Equities	55.0%	52.4%	53.8%	21.7%	23.0%	22.0%	0.0%	0.0%	0.0%
Fixed income	45.0%	46.1%	44.9%	78.3%	76.5%	77.2%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	98.0%	99.5%
Cash[1]	0.0%	1.5%	1.3%	0.0%	0.5%	0.8%	0.0%	2.0%	0.5%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2024 and 2023. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2024, we maintained our assets within the allowed ranges of the target asset allocation mix of 55 percent equities and 45 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan.

The non-U.S. pension plans consist of all the pension plans administered outside the U.S., principally consisting of plans in Germany and the United Kingdom. During 2024, we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2024.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2024 and 2023. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	November 30, 2024
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$183,061	$-	$183,061
Fixed income	-	134,261	-	134,261
Cash	5,169	-	-	5,169
Total categorized in the fair value hierarchy	5,169	317,322	-	322,491
Other investments measured at NAV[1]				26,533
Total	$5,169	$317,322	$-	$349,024

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$31,015	$-	$-	$31,015
Fixed income	41,869	-	722	42,591
Insurance	-	-	603	603
Cash	674	-	-	674
Total categorized in the fair value hierarchy	73,558	-	1,325	74,883
Other investments measured at NAV[1]				60,684
Total	$73,558	$-	$1,325	$135,567

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$171,809	$171,809
Cash	3,566	-	-	3,566
Total	$3,566	$-	$171,809	$175,375

	December 2, 2023
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$172,166	$-	$172,166
Fixed income	-	129,044	-	129,044
Cash	4,054	-	-	4,054
Total categorized in the fair value hierarchy	4,054	301,210	-	305,264
Other investments measured at NAV[1]				14,474
Total	$4,054	$301,210	$-	$319,738

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$29,601	$-	$-	$29,601
Fixed income	40,686	-	726	41,412
Cash	1,137	-	-	1,137
Total categorized in the fair value hierarchy	71,424	-	726	72,150
Other investments measured at NAV[1]				62,472
Total	$71,424	$-	$726	$134,622

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$132,754	$132,754
Cash	699	-	-	699
Total	$699	$-	$132,754	$133,453

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

The definitions of fair values of our pension and other postretirement benefit plan assets at  November 30, 2024 and December 2, 2023 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and postretirement benefit plan assets during the years ended November 30, 2024 and December 2, 2023:

	Fixed Income
U.S. Pension Plans	2024	2023
Level 3 balance at beginning of year	$-	$45,251
Net transfers out of level 3	-	$(45,072)
Purchases, sales, issuances and settlements, net	-	(179)
Level 3 balance at end of year	$-	$-

	Fixed Income
Non-U.S. Pension Plans	2024	2023
Level 3 balance at beginning of year	$726	$703
Transfers into level 3	603	-
Net gains	17	-
Currency change effect	(21)	23
Level 3 balance at end of year	$1,325	$726

	Insurance
Other Postretirement Benefits	2024	2023
Level 3 balance at beginning of year	$132,754	$119,446
Purchases, sales, issuances and settlements, net	(1,431)	(1,144)
Net gains	40,486	14,452
Level 3 balance at end of year	$171,809	$132,754

Note 11: Income Taxes

Income before income taxes and income from equity method investments	2024	2023	2022
United States	$(46,064)	$15,276	$63,718
Non-U.S.	228,727	218,884	188,210
Total	$182,663	$234,160	$251,928

Components of the provision for income tax expense (benefit)	2024	2023	2022
Current:
U.S. federal	$14,150	$18,347	$12,181
State	4,104	5,529	3,389
Non-U.S.	92,721	87,449	63,750
	110,975	111,325	79,320
Deferred:
U.S. federal	(44,784)	(100)	8,150
State	(4,442)	(4,111)	(1,767)
Non-U.S.	(5,368)	(13,585)	(8,517)
	(54,594)	(17,796)	(2,134)
Total	$56,381	$93,529	$77,186

Reconciliation of effective income tax	2024	2023	2022
Tax at statutory U.S. federal income tax rate	$38,359	$49,174	$52,760
State income taxes, net of federal benefit	(307)	1,137	1,252
Foreign dividend repatriation	1,943	21,730	2,596
Foreign operations	13,232	12,558	1,868
Executive compensation over $1.0 million	1,690	784	2,847
Non-U.S. stock option expense	676	730	525
Change in valuation allowance	(1,800)	725	3,187
Research and development tax credit	(1,460)	(1,400)	(927)
Foreign-derived intangible income	(625)	(2,665)	(2,786)
Global intangible low-taxed income	1,581	2,345	1,890
Provision to return	(1,595)	1,336	840
Cross currency swap	-	-	7,020
Contingency reserve	3,416	5,951	5,909
Excess Tax Benefit Related to Stock Options & Restricted Stock	(3,083)	(850)	(2,016)
Goodwill Impairment Related to Flooring	2,373	-	-
Other	1,981	1,974	2,221
Total income tax expense	$56,381	$93,529	$77,186

1 Foreign dividend repatriation line includes impact of withholding tax recorded on earnings that are no longer permanently reinvested.

Deferred income tax balances at each year-end related to:	2024	2023
Deferred tax assets:
Pension and other post-retirement benefit plans	$4,318	$5,306
Employee benefit costs	28,116	27,672
Foreign tax credit carryforward	7,555	6,538
Tax loss carryforwards	20,059	25,894
Leases	16,203	12,716
Hedging activity	11,688	18,638
Interest deduction limitation	57,233	37,519
Other	31,026	33,022
Gross deferred tax assets	176,198	167,305
Less: valuation allowance	(11,696)	(15,595)
Total net deferred tax assets	164,502	151,710
Deferred tax liability:
Depreciation and amortization	(187,897)	(209,266)
Pension and other post-retirement benefit plans	(58,119)	(41,444)
Undistributed earnings of non-U.S. subsidiaries	(4,933)	(21,926)
Leases	(15,948)	(12,510)
Total deferred tax liability	(266,897)	(285,146)
Net deferred tax liability	$(102,395)	$(133,436)

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

U.S. income taxes have not been provided on approximately $1,197,517 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $68,380 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $45,177 can be carried forward indefinitely, while the remaining $23,203 of tax losses must be utilized during 2025 to 2042.

The U.S. has a branch foreign tax credit carryforward of $4,351. A valuation allowance has been recorded against this foreign tax credit carryforward to reflect that this amount is not more-likely-than-not to be realized.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2024	2023
Balance at beginning of year	$14,254	$17,582
Tax positions related to the current year:
Additions	1,027	723

Tax positions related to prior years:
Additions	4,434	5,658
Reductions	(755)	(965)
Settlements	(775)	(8,156)
Lapses in applicable statutes of limitation	(2,595)	(588)
Balance at end of year	$15,590	$14,254

Included in the balance of unrecognized tax benefits as of  November 30, 2024 and December 2, 2023 are potential benefits of $12,431 and $10,338 respectively, that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended November 30, 2024, we recognized a net benefit for interest and penalties of $658 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $4,840 as of November 30, 2024. For the year ended December 2, 2023, we recognized a net benefit for interest and penalties of $824    relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $6,708 as of December 2, 2023.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2021 or Swiss income tax examination for years prior to 2022. During the fourth quarter of 2024, H.B. Fuller (China) Adhesives, Ltd. settled its transfer pricing audit covering the calendar years 2005 through 2014. We are in various stages of examination and appeal in other foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was an asset of $1,120 at November 30, 2024 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was an asset of $661 at November 30, 2024 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $265 at November 30, 2024 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of November 30, 2024, the combined fair value of the swaps was a liability of $51,871 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income (loss). The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $37,481 as of November 30, 2024. As of November 30, 2024, we did not reclassify any gains or losses into earnings from net investment hedges and we do not expect to reclassify any such gain or loss into earnings within the next twelve months. No amounts related to net investment hedges have been excluded from the assessment of hedge effectiveness.

The amounts of pretax gains (losses) recognized in comprehensive income related to derivative instruments designated as cross-currency swaps, interest rate swaps and net investment hedges are as follows:

	November 30, 2024	December 2, 2023	December 3, 2022
Cross-currency swaps	$-	$-	$5,536
Interest rate swap contracts	$(14,831)	$5,932	$13,148
Net investment hedges	$23,058	$(18,555)	$(54,040)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. See Note 7 for further discussion on the issuance of our Public Notes. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $32,775 at November 30, 2024, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of November 30, 2024, we had forward foreign currency contracts maturing between December 2, 2024 and February 4, 2025. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax (losses) gains recognized in other (expense) income, net related to derivative instruments not designated as hedging instruments are as follows:

	November 30, 2024	December 2, 2023	December 3, 2022
Foreign currency forward contracts	$(4,927)	$8,497	$5,711

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 30, 2024, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2024 and December 2, 2023, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using:
	November 30,
Description	2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$8,584	$8,584	$-	$-
Foreign exchange contract assets	2,147	-	2,147	-
Interest rate swaps, cash flow hedge asset	1,781	-	1,781	-

Liabilities:
Foreign exchange contract liabilities	$7,074	$-	$7,074	$-
Interest rate swaps, cash flow hedge liability	265	-	265	-
Interest rate swaps, fair value hedge liabilities	32,775	-	32,775	-
Net investment hedge liability	51,871	-	51,871	-

		Fair Value Measurements Using:
	December 2,
Description	2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$19,314	$19,314	$-	$-
Foreign exchange contract assets	13,501	-	13,501	-
Interest rate swaps, cash flow hedge assets	3,632	-	3,632

Liabilities:
Foreign exchange contract liabilities	$5,004	$-	$5,004	$-
Interest rate swaps, cash flow hedge liabilities	63	-	63	-
Interest rate swaps, fair value hedge liabilities	41,532	-	41,532	-
Net investment hedge liability	72,589	-	72,589	-
Contingent consideration liability	1,370	-	-	1,370

The valuation of our contingent consideration liability related to the acquisitions of GSSI and TissueSeal was $870 and $500, respectively, as of December 2, 2023. Contingent consideration of $870 related to the acquisition of GSSI was paid during 2024 following the completion of certain performance goals and conditions and contingent consideration of $500 related to the acquisition of TissueSeal was reversed during 2024 as conditions for payment were not met. Adjustments to the fair value of contingent consideration are recorded to selling, general and administrative expenses in the Statement of Income. See Note 2 for further discussion regarding our acquisitions.

Contingent consideration liability	2024
Level 3 balance at beginning of year	$1,370
Payment of contingent consideration	(870)
Reversal of contingent consideration	(500)
Level 3 balance at end of year	$-

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

Note 14: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $3,445 and $5,034 as of November 30, 2024 and December 2, 2023, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $1,055 and $2,301 as of November 30, 2024 and December 2, 2023, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	November 30,	December 2,	December 3,
	2024	2023	2022
Lawsuits and claims settled	9	9	7
Settlement amounts	$1,208	$4,200	$296
Insurance payments received or expected to be received	$844	$2,379	$195

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

Reportable operating segment financial information for all periods presented is as follows:

	2024	2023	2022
Net revenue
Hygiene, Health and Consumable Adhesives	$1,546,351	$1,601,487	$1,695,934
Engineering Adhesives	1,459,137	1,428,744	1,532,639
Construction Adhesives	563,248	480,703	520,610
Total	$3,568,736	$3,510,934	$3,749,183

Segment operating income (loss)
Hygiene, Health and Consumable Adhesives	$187,413	$215,088	$165,786
Engineering Adhesives	193,038	187,346	168,873
Construction Adhesives	25,304	5,961	22,989
Total segment	405,755	408,395	357,648
Corporate Unallocated[1]	(57,535)	(53,258)	(34,930)
Total	$348,220	$355,137	$322,718

Depreciation and amortization
Hygiene, Health and Consumable Adhesives	$53,359	$53,398	$46,374
Engineering Adhesives	73,041	63,143	58,307
Construction Adhesives	44,173	41,915	41,713
Corporate Unallocated[1]	4,137	1,384	582
Total	$174,710	$159,840	$146,976

Total assets[2]
Hygiene, Health and Consumable Adhesives	$1,610,902	$1,661,122
Engineering Adhesives	1,687,391	1,627,715
Construction Adhesives	1,085,811	990,296
Corporate	549,140	444,442
Total	$4,933,244	$4,723,575

Capital expenditures
Hygiene, Health and Consumable Adhesives	$87,945	$67,933
Engineering Adhesives	11,071	14,888
Construction Adhesives	6,482	4,540
Corporate	33,740	31,776
Total	$139,238	$119,137

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

Reconciliation of segment operating income to income before income taxes and income from equity method investments:

	2024	2023	2022
Segment operating income	$348,220	$355,137	$322,718
Other (expense) income, net	(37,115)	9,682	12,952
Interest expense	(133,124)	(134,602)	(91,521)
Interest income	4,682	3,943	7,779
Income before income taxes and income from equity method investments	$182,663	$234,160	$251,928

Financial information about geographic areas

	Net Revenue
	2024	2023	2022
United States	$1,623,854	$1,551,846	$1,692,903
China	438,512	430,948	462,587
Germany	362,919	393,029	419,141
Countries with more than 10 percent of total	2,425,285	2,375,823	2,574,631
All other countries with less than 10 percent of total	1,143,451	1,135,111	1,174,552
Total	$3,568,736	$3,510,934	$3,749,183

	Property, Plant and Equipment, net
	2024	2023	2022
United States	$472,084	$425,765	$375,353
China	109,665	110,061	101,563
Germany	98,233	114,266	107,903
All other countries with less than 10 percent of total	201,945	174,563	148,848
Total	$881,927	$824,655	$733,667

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	November 30, 2024
	Hygiene, Health and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$882,614	$617,171	$413,984	$-	$1,913,769
EIMEA	455,751	451,174	117,553	-	1,024,478
Asia Pacific	207,986	390,792	31,711	-	630,489
	$1,546,351	$1,459,137	$563,248	$-	$3,568,736

	December 2, 2023
	Hygiene, Health and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$919,024	$577,751	$363,517	$-	$1,860,292
EIMEA	476,397	460,327	85,738	-	1,022,462
Asia Pacific	206,066	390,666	31,448	-	628,180
	$1,601,487	$1,428,744	$480,703	$-	$3,510,934

	December 3, 2022
	Hygiene, Health and Consumable	Engineering	Construction	Corporate
	Adhesives	Adhesives	Adhesives	Unallocated	Total
Americas	$1,003,179	$630,484	$411,951	$-	$2,045,614
EIMEA	471,299	478,573	78,773	-	1,028,645
Asia Pacific	221,456	423,582	29,886	-	674,924
	$1,695,934	$1,532,639	$520,610	$-	$3,749,183

Note 16: Subsequent Events

Acquisitions

On December 2, 2024, we completed the acquisition of Medifill Limited (“Medifill”) for a purchase price of 49,919 Euros, or approximately $51,252. Headquartered in Dublin, Ireland, Medifill produces medical-grade cyanoacrylate adhesives tailored to the wound closure market. The acquisition establishes European production capabilities for our medical adhesives offerings. The fair value measurement for this acquisition has not been completed. The acquisition will be included in our Hygiene, Health and Consumable Adhesives operating segment.

On January 15, 2025, we completed the acquisition of GEM S.r.l. (“GEM”) for a purchase price of 144,041 Euros, or approximately $147,886. Headquartered in Viareggio, Italy, GEM develops, produces and sells medical adhesives for wound closure in both surgical and topical applications. The acquisition establishes a European headquarters for our Medical Adhesives Technologies business and expands the Company's medical adhesive offerings, further shifting our portfolio toward highly profitable, higher growth markets. The fair value measurement for this acquisition has not been completed. The acquisition will be included in our Hygiene, Health and Consumable Adhesives operating segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of November 30, 2024, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of November 30, 2024, the Company’s internal control over financial reporting was effective. Ernst and Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of November 30, 2024, which is included elsewhere in this Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance - Audit Committee” contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2025 (the “2025 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Information About Our Executive Officers” is incorporated herein by reference.

Since the date of our 2024 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio Disclosure” contained in the 2025 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" contained in the 2025 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2025 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2025 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended November 30, 2024, December 2, 2023, and December 3, 2022.

Consolidated Statements of Comprehensive Income for the fiscal years ended November 30, 2024, December 2, 2023, and December 3, 2022.

Consolidated Balance Sheets as of November 30, 2024 and December 2, 2023.

Consolidated Statements of Total Equity for the fiscal years ended November 30, 2024, December 2, 2023, and December 3, 2022.

Consolidated Statements of Cash Flows for the fiscal years ended November 30, 2024, December 2, 2023, and December 3, 2022.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits
	Item	Incorporation by Reference

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2006.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3.1 to the Current Report on Form 8-K dated December 2, 2015.

3.3	Statement of Cancellation, dated October 13, 2016	Exhibit 3.1 to the Current Report on Form 8-K dated October 12, 2016.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Quarterly Report on Form 10-Q dated for the quarter ended March 4, 2023.

4.2	Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K dated February 9, 2017.

4.3	First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.4	Amendment No. 1 to First Supplemental Indenture, dated February 14, 2017 between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.6 to the Annual Report on Form 10-K for the fiscal year ended December 2, 2017.

4.5	Second Supplemental Indenture, dated October 20, 2020, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.250% Notes due 2028	Exhibit 4.1 to the Current Report on Form 8-K dated October 20, 2020.

4.6	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.3)	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.7	Form of Global Note representing the 4.250% Notes due 2028 (included in Exhibit 4.5)	Exhibit 4.1 to the Current Report on Form 8-K dated October 20, 2020.

4.8	Description of Securities	Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

10.1	Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto	Exhibit 10.1 to the Current Report on Form 8-K dated February 21, 2023.

10.2	Amendment No. 1, dated as of August 16, 2023, to the Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2023.

10.3	Refinancing and Incremental Amendment, dated March 4, 2024, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto	Exhibit 10.1 to the Current Report on Form 8-K dated March 4, 2024.

10.4	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

10.5	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007.

10.6	First Declaration of Amendment dated December 15, 2008 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

10.7	Second Declaration of Amendment dated May 31, 2011 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

10.8	Third Declaration of Amendment dated September 30, 2021 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

*10.9	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and U.S. Bank, National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended November 29, 1997.

*10.10	Amendments to H.B. Fuller Company Executive Benefit Trust, dated October 1, 1997 and March 2, 1998, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K405 for the fiscal year ended November 28, 1998.

*10.11	Amendment to the H.B. Fuller Company Executive Benefit Trust dated December 19, 2007	Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007.

*10.12	Amendment to the H.B. Fuller Company Executive Benefit Trust dated March 31, 2009	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.13	H.B. Fuller Company Key Employee Deferred Compensation Plan (2021 Restatement)	Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

*10.14	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

*10.15	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers for agreements entered into after January 24, 2019	Exhibit 10.9 to the Current Report on Form 8-K dated January 24, 2019.

*10.16	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.17	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers hired on or after October 2023	Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 2, 2023.

*10.18	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan for awards made on or after January 24, 2013	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2013.

*10.19	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.20	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.21	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after October 20, 2017	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.22	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.1 to the Current Report on Form 8-K dated April 12, 2018.

*10.23	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2019.

*10.24	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.1 to the Current Report on Form 8-K dated April 2, 2020.

*10.25	Form of Restricted Stock Unit (CEO) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2021.

*10.26	Form of Performance-Based Non-Qualified Stock Option (CEO TSR) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2021.

*10.27	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2022.

*10.28	Form of Restricted Stock Unit Award Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.2 to the Current Report on Form 8-K dated January 24, 2022.

*10.29	Form of Performance Share Award Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.3 to the Current Report on Form 8-K dated January 24, 2022.

*10.30	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 7, 2022	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2022.

*10.31	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 3, 2023.

*10.32	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 3, 2023.

*10.33	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 3, 2023.

*10.34	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 3, 2023.

*10.35	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 22, 2024	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 4, 2024.

*10.36	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 22, 2024	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 4, 2024.

*10.37	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007.

*10.38	First Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.39	Second Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 1, 2019.

*10.40	Third Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2019.

*10.41	Fourth Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended November 28, 2020.

*10.42	Fifth Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

*10.43	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)	Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

*10.44	First Amendment of H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)	Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

*10.45	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.46	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 25, 2024.

*10.47	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.48	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.49	H.B. Fuller Company 2018 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 28, 2018.

*10.50	Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2021.

*10.51	Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 22, 2023.

19.1	Insider Trading Policy	Filed Herewith.

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	302 Certification – Celeste B. Mastin

31.2	302 Certification – John J. Corkrean

32.1	906 Certification – Celeste B. Mastin

32.2	906 Certification – John J. Corkrean

97.1	Executive and Key Manager Compensation Recovery Policy	Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended December 2, 2023.

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 30, 2024 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

H.B. FULLER COMPANY

	By:	/s/ Celeste B. Mastin
Dated: January 23, 2025		CELESTE B. MASTIN
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

Dated: January 23, 2025