Form 10-Q
period 2025-08-30
FULLER H B CO
filed 2025-09-25
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2025

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,088,889 as of September 19, 2025

.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
	2025	2024	2025	2024
Net revenue	$892,043	$917,927	$2,578,801	$2,645,452
Cost of sales	(606,929)	(642,198)	(1,780,228)	(1,848,435)
Gross profit	285,114	275,729	798,573	797,017
Selling, general and administrative expenses	(174,974)	(171,388)	(541,942)	(525,204)
Other income, net	5,308	2,148	15,655	7,282
Interest expense	(33,630)	(35,288)	(100,536)	(99,504)
Interest income	1,110	1,092	3,064	3,597
Income before income taxes and income from equity method investments	82,928	72,293	174,814	183,188
Income taxes	(16,527)	(18,264)	(55,198)	(48,496)
Income from equity method investments	832	1,310	2,726	2,955
Net income including non-controlling interest	67,233	55,339	122,342	137,647
Net (income) loss attributable to non-controlling interest	(73)	22	(106)	(32)
Net income attributable to H.B. Fuller	$67,160	$55,361	$122,236	$137,615

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$1.23	$1.01	$2.24	$2.51
Diluted	$1.22	$0.98	$2.21	$2.43

Weighted-average common shares outstanding:
Basic	54,428	54,975	54,623	54,874
Diluted	55,162	56,650	55,381	56,620

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
	2025	2024	2025	2024
Net income including non-controlling interest	$67,233	$55,339	$122,342	$137,647
Other comprehensive income (loss)
Foreign currency translation	36,962	33,355	139,626	(12,932)
Defined benefit pension plans adjustment, net of tax	158	1,270	429	3,808
Interest rate swaps, net of tax	(3,347)	(25,744)	(6,920)	(18,013)
Net investment hedges, net of tax	(14,998)	(8,231)	(53,453)	(4,318)
Other comprehensive income (loss)	18,775	650	79,682	(31,455)
Comprehensive income	86,008	55,989	202,024	106,192
Less: Comprehensive income attributable to non-controlling interest	42	9	140	22
Comprehensive income attributable to H.B. Fuller	$85,966	$55,980	$201,884	$106,170

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 30,	November 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$122,458	$169,352
Trade receivables (net of allowances of $11,661 and $11,621, as of August 30, 2025 and November 30, 2024, respectively)	563,579	558,336
Inventories	502,956	467,498
Other current assets	111,752	104,019
Total current assets	1,300,745	1,299,205

Property, plant and equipment	1,913,345	1,864,558
Accumulated depreciation	(1,023,758)	(982,631)
Property, plant and equipment, net	889,587	881,927

Goodwill	1,681,887	1,532,221
Other intangibles, net	829,430	770,226
Other assets	464,453	449,665
Total assets	$5,166,102	$4,933,244

Liabilities, non-controlling interest and total equity
Current liabilities
Notes payable	$-	$587
Trade payables	459,409	491,435
Accrued compensation	90,283	106,005
Income taxes payable	18,774	24,225
Other accrued expenses	105,766	97,038
Total current liabilities	674,232	719,290

Long-term debt	2,080,470	2,010,052
Accrued pension liabilities	56,188	51,755
Other liabilities	396,240	322,299
Total liabilities	$3,207,130	$3,103,396

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares outstanding – 54,043,300 and 54,657,103 as of August 30, 2025 and November 30, 2024, respectively	$54,043	$54,657
Additional paid-in capital	288,195	322,636
Retained earnings	2,009,152	1,924,761
Accumulated other comprehensive loss	(393,747)	(473,395)
Total H.B. Fuller stockholders' equity	1,957,643	1,828,659
Non-controlling interest	1,329	1,189
Total equity	1,958,972	1,829,848
Total liabilities, non-controlling interest and total equity	$5,166,102	$4,933,244

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 30, 2024	$54,657	$322,636	$1,924,761	$(473,395)	$1,189	$1,829,848
Comprehensive income (loss)	-	-	13,248	(15,026)	33	(1,745)
Dividends	-	-	(12,285)	-	-	(12,285)
Stock option exercises	33	1,351	-	-	-	1,384
Share-based compensation plans and other, net	229	5,307	-	-	-	5,536
Repurchases of common stock	(729)	(43,648)	-	-	-	(44,377)
Balance at March 1, 2025	$54,190	$285,646	$1,925,724	$(488,421)	$1,222	$1,778,361
Comprehensive income	-	-	41,828	75,868	65	117,761
Dividends	-	-	(12,767)	-	-	(12,767)
Stock option exercises	32	1,060	-	-	-	1,092
Share-based compensation plans and other, net	33	7,793	-	-	-	7,826
Repurchases of common stock	(302)	(15,986)	-	-	-	(16,288)
Balance at May 31, 2025	$53,953	$278,513	$1,954,785	$(412,553)	$1,287	$1,875,985
Comprehensive income	-	-	67,160	18,806	42	86,008
Dividends	-	-	(12,793)	-	-	(12,793)
Stock option exercises	87	2,957	-	-	-	3,044
Share-based compensation plans and other, net	4	6,787	-	-	-	6,791
Repurchases of common stock	(1)	(62)	-	-	-	(63)
Balance at August 30, 2025	$54,043	$288,195	$2,009,152	$(393,747)	$1,329	$1,958,972

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at December 2, 2023	$54,093	$301,485	$1,842,507	$(442,880)	$708	$1,755,913
Comprehensive income (loss)	-	-	30,991	(15,909)	12	15,094
Dividends	-	-	(11,246)	-	-	(11,246)
Stock option exercises	200	8,777	-	-	-	8,977
Share-based compensation plans and other, net	225	5,490	-	-	-	5,715
Repurchases of common stock	(80)	(6,128)	-	-	-	(6,208)
Balance at March 2, 2024	$54,438	$309,624	$1,862,252	$(458,789)	$720	$1,768,245
Comprehensive income (loss)	-	-	51,264	(16,156)	1	35,109
Dividends	-	-	(12,144)	-	-	(12,144)
Stock option exercises	189	9,123	-	-	-	9,312
Share-based compensation plans and other, net	81	7,111	-	-	-	7,192
Repurchases of common stock	(200)	(15,400)	-	-	-	(15,600)
Balance at June 1, 2024	$54,508	$310,458	$1,901,372	$(474,945)	$721	$1,792,114
Comprehensive income	-	-	55,361	619	9	55,989
Dividends	-	-	(12,353)	-	-	(12,353)
Stock option exercises	328	15,553	-	-	-	15,881
Share-based compensation plans and other, net	2	7,650	-	-	-	7,652
Repurchases of common stock	(225)	(17,337)	-	-	-	(17,562)
Balance at August 31, 2024	$54,613	$316,324	$1,944,380	$(474,326)	$730	$1,841,721

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	August 30, 2025	August 31, 2024
Cash flows from operating activities:
Net income including non-controlling interest	$122,342	$137,647
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	68,314	66,990
Amortization	64,525	61,723
Deferred income taxes	(39,227)	(45,998)
Income from equity method investments, net of dividends received	1,045	622
Gain on insurance claims	-	(7,264)
Loss on equity investment	-	1,966
Loss on the sale of a business	1,515	-
Loss on impairment of intangible asset	478	-
Gain on sale or disposal of assets	(178)	(501)
Share-based compensation	18,170	17,662
Pension and other post-retirement benefit plan activity	(7,047)	(6,671)
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(3,336)	26,373
Inventories	(42,095)	(62,206)
Other assets	(7,530)	(39,025)
Trade payables	(25,764)	49,705
Accrued compensation	(19,230)	(11,566)
Other accrued expenses	6,856	(5,244)
Income taxes payable	(12,993)	(17,873)
Other liabilities	28,622	856
Foreign currency remeasurement	2,289	49,591
Net cash provided by operating activities	156,756	216,787

Cash flows from investing activities:
Purchased property, plant and equipment	(94,593)	(112,799)
Purchased businesses, net of cash acquired	(162,095)	(274,067)
Purchase of cost method investment	(2,549)	-
Proceeds from sale of property, plant and equipment	843	1,048
Proceeds from the sale of a business	75,727	-
Net cash used in investing activities	(182,667)	(385,818)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,114,300	1,732,900
Repayment of long-term debt	(1,053,593)	(1,556,135)
Payment of debt issuance costs	(1,047)	(3,493)
Net payment of notes payable	(585)	(1,014)
Dividends paid	(37,559)	(35,440)
Proceeds from stock options exercised	5,519	34,161
Repurchases of common stock	(60,728)	(39,371)
Net cash (used in) provided by financing activities	(33,693)	131,608

Effect of exchange rate changes on cash and cash equivalents	12,710	(10,618)
Net change in cash and cash equivalents	(46,894)	(48,041)
Cash and cash equivalents at beginning of period	169,352	179,453
Cash and cash equivalents at end of period	$122,458	$131,412

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Our effective date of this ASU is our fiscal year ending November 28, 2026. We are evaluating the effect this guidance will have on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures regarding significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Our effective date of this ASU is our fiscal year ending November 29, 2025. We are evaluating the effect this guidance will have on our Consolidated Financial Statements.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the company.

Supplier Finance Program

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of  August 30, 2025, and November 30, 2024, were approximately $8,122 and $5,233, respectively. These obligations under the Company’s supplier finance programs are included in Accounts payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Note 2: Acquisitions and Divestiture

ND Industries Asia, Inc.

On February 15, 2025, we acquired the assets of ND Industries Asia, Inc. ("ND Industries Taiwan") for a purchase price of 271,860 Taiwan dollar, or approximately $8,310 which was funded through existing cash. Headquartered in Kaohsiung, Taiwan, ND Industries Taiwan is a leading provider of specialty adhesives and fastener locking and sealing solutions. The acquisition of ND Industries Taiwan is expected to accelerate the realization of our top growth priorities in Greater Asia, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of August 30, 2025 and includes goodwill of $2,422, other intangible assets of $2,400 and other net assets of $3,488. Goodwill represents expected synergies from combining ND Industries Taiwan with our existing business. Goodwill is deductible for tax purposes. ND Industries Taiwan is included in our Engineering Adhesives operating segment.

GEM S.r.l. and Medifill Limited

On January 15, 2025, we completed the acquisition of GEM S.r.l. (“GEM”) and on December 2, 2024, we completed the acquisition of Medifill Limited (Medifill") for a total purchase price of 191,868 Euros, or approximately $196,990 which was funded through borrowings on our credit facility and existing cash. Included in the purchase price is a holdback to be paid in three annual tranches beginning one year after the date of acquisition. The fair value of the holdback was 28,170 Euros or approximately $28,922 at the date of acquisition. See Note 12 for more information on the fair value of the holdback.

Although they were independent transactions, the acquisitions of GEM and Medifill were accounted for as a single business combination under ASC 805, as they were negotiated concurrently and are economically interdependent. Headquartered in Viareggio, Italy, GEM develops, produces and sells medical adhesives for wound closure in both surgical and topical applications. Headquartered in Dublin, Ireland, Medifill produces medical-grade cyanoacrylate adhesives tailored to the wound closure market for GEM. The acquisitions of GEM and Medifill establish a European headquarters for our Medical Adhesives Technologies business and European production capabilities for our medical adhesive offerings, further shifting our portfolio toward highly profitable, higher growth markets. The acquisition fair value measurement was preliminary as of August 30, 2025 and includes goodwill of $90,198, other intangible assets of $104,723 and other net liabilities of $2,069. Goodwill represents expected synergies from combining GEM and Medifill with our existing business. Goodwill is not deductible for tax purposes. GEM and Medifill are included in our Hygiene, Health and Consumable Adhesives operating segment.

HS Butyl Limited

On August 5, 2024, we acquired HS Butyl Limited (“HS Butyl”) for a purchase price of 18,342 British pounds, or approximately $23,428 which was funded through existing cash. This includes a holdback amount of 2,700 British pound sterling that will be paid on the 18-month anniversary of the closing date. HS Butyl, headquartered in Lymington, England, is the United Kingdom's largest manufacturer and distributor of high-quality butyl tapes, which provide strong, permanent, watertight seals for a wide variety of applications within the construction, infrastructure, automotive and renewable energy industries. The acquisition of HS Butyl establishes our presence in the European waterproofing tape market, expanding our position as a solution provider to existing customers. It also expands our relevance to more markets and creates opportunities to deliver new, in-demand solutions for our customers, given the technology's relevance to multiple high-value applications. The acquisition fair value measurement was final as of August 30, 2025 and includes other intangible assets of $6,974, goodwill of $3,805 and other net assets of $12,649. Goodwill represents expected synergies from combining HS Butyl with our existing business. Goodwill is not deductible for tax purposes. HS Butyl is included in our Building Adhesive Solutions operating segment.

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

Divestiture

North America Flooring

On December 2, 2024, we completed the sale of certain assets in our North American Flooring business, which was included in our Construction Adhesives segment for $75,727. The net book value of the assets sold was $77,242, which resulted in a $1,515 loss. The loss on sale is recorded in other income net, in the Consolidated Statements of Income for the nine months ended August 30, 2025.

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

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Nine Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Cost of sales	$2,393	$2,119	$5,328	$6,313
Selling, general and administrative	634	2,632	3,386	5,076
	$3,027	$4,751	$8,714	$11,389

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at December 2, 2023	$11,723	$-	$-	$11,723
Expenses incurred	13,477	4,673	3,936	22,086
Non-cash charges	-	(4,673)	(3,925)	(8,598)
Cash payments	(16,427)	-	(11)	(16,438)
Foreign currency translation	(343)	-	-	(343)
Balance at November 30, 2024	$8,430	$-	$-	$8,430
Expenses incurred	4,192	1,574	2,948	8,714
Non-cash charges	-	(1,574)	(426)	(2,000)
Cash payments	(10,462)	-	(2,522)	(12,984)
Foreign currency translation	339	-	-	339
Balance at August 30, 2025	$2,499	$-	$-	$2,499

Non-cash charges primarily include accelerated depreciation and impairment resulting from the cessation of use of certain long-lived assets and the recording of an inventory provision related to the discontinuance of certain products. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	August 30,	November 30,
	2025	2024
Raw materials	$220,399	$215,936
Finished goods	282,557	251,562
Total inventories	$502,956	$467,498

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the nine months ended August 30, 2025 is presented below:

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
	Adhesives	Adhesives	Solutions	Total
Balance at November 30, 2024	$399,513	$581,344	$551,364	$1,532,221
Acquisitions	90,198	2,572	(851)	91,919
Foreign currency translation effect	30,716	24,427	2,604	57,747
Balance at August 30, 2025	$520,427	$608,343	$553,117	$1,681,887

As discussed in Note 14, as of the beginning of fiscal year 2025, we realigned our operating segment structure with the renamed Building Adhesive Solutions segment, which includes all of the former Construction Adhesives goodwill. A portion of the Engineering Adhesives goodwill was reclassified to the Building Adhesive Solutions segment based on the relative fair value approach.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	August 30, 2025
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$225,700	$1,000,997	$82,194	$7,930	$1,316,821
Accumulated amortization	(48,520)	(400,390)	(33,171)	(5,310)	(487,391)
Net identifiable intangibles	$177,180	$600,607	$49,023	$2,620	$829,430

	November 30, 2024
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Other	Total
Original cost	$145,313	$1,063,210	$67,280	$10,031	$1,285,834
Impairment	(343)	(5,616)	(150)	-	(6,109)
Accumulated amortization	(55,398)	(418,805)	(28,745)	(7,012)	(509,960)
Net identifiable intangibles	$89,572	$638,789	$38,385	$3,019	$769,765

Amortization expense with respect to amortizable intangible assets was $22,082 and $22,149 for the three months ended August 30, 2025 and August 31, 2024, respectively, and was $64,525 and $61,723 for the nine months ended August 30, 2025 and August 31, 2024, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2025	2026	2027	2028	2029	Thereafter
Amortization expense	$23,632	$105,293	$103,909	$105,102	$99,473	$392,021

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  August 30, 2025 and November 30, 2024 were $0 and $461, respectively, and relate to trademarks and trade names. The change in non-amortizable assets as of August 30, 2025 compared to November 30, 2024 was due to impairment.

Note 6: Long-Term Debt

On March 6, 2025, we entered into a Refinancing Amendment (the “Refinancing Amendment”), which amended the Second Amended and Restated Credit Agreement dated as of February 15, 2023, as previously amended. Pursuant to the Refinancing Amendment under the Credit Agreement, the outstanding $986,545 principal amount of Term B loans (the “Amended TLB”) were refinanced. Furthermore, the interest rate margins applicable to the Amended TLB were decreased by 25 basis points (0.25 percent per annum) to 175 basis points for SOFR loans and 75 basis points for prime rate loans. Interest on Term Loan B borrowings is payable at SOFR plus an interest rate spread of 175 basis points with a SOFR floor of 50 basis points (6.07 percent at August 30, 2025). The maturity date of February 15, 2030 remains unchanged. The commitment fee rates and interest rates applicable to the revolving credit facility and the Term Loan A facility remain unchanged.

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended August 30, 2025 and August 31, 2024
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2025	2024	2025	2024	2025	2024
Service cost	$-	$-	$408	$350	$-	$-
Interest cost	3,242	3,464	860	1,575	249	291
Expected return on assets	(5,717)	(6,555)	(1,094)	(1,643)	(3,484)	(2,727)
Amortization:
Prior service cost	-	-	14	16	-	-
Actuarial loss (gain)	1,953	1,159	119	516	(2,277)	-
Net periodic (benefit) cost	$(522)	$(1,932)	$307	$814	$(5,512)	$(2,436)

	Nine Months Ended August 30, 2025 and August 31, 2024
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2025	2024	2025	2024	2025	2024
Service cost	$-	$-	$1,161	$1,046	$-	$-
Interest cost	9,726	10,391	3,797	4,705	747	875
Expected return on assets	(17,151)	(19,666)	(4,403)	(4,908)	(10,452)	(8,182)
Amortization:
Prior service cost	-	-	70	48	-	-
Actuarial loss (gain)	5,859	3,478	1,084	1,540	(6,831)	-
Net periodic (benefit) cost	$(1,566)	$(5,797)	$1,709	$2,431	$(16,536)	$(7,307)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended August 30, 2025				Three Months Ended August 31, 2024
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$67,160	$73			$55,361	$(22)
Foreign currency translation¹	$36,993	$-	36,993	(31)	$33,324	$-	33,324	31
Defined benefit pension plans adjustment²	218	(60)	158	-	1,689	(419)	1,270	-
Interest rate swaps³	(4,424)	1,077	(3,347)	-	(34,068)	8,324	(25,744)	-
Net investment hedges³	(19,822)	4,824	(14,998)	-	(10,892)	2,661	(8,231)	-
Other comprehensive income (loss)	$12,965	$5,841	$18,806	$(31)	$(9,947)	$10,566	$619	$31
Comprehensive income			$85,966	$42			$55,980	$9

	Nine Months Ended August 30, 2025				Nine Months Ended August 31, 2024
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$122,236	$106			$137,615	$32
Foreign currency translation¹	$139,592	$-	139,592	34	$(12,922)	$-	(12,922)	(10)
Defined benefit pension plans adjustment²	591	(162)	429	-	5,065	(1,257)	3,808	-
Interest rate swap³	(9,146)	2,226	(6,920)	-	(23,851)	5,838	(18,013)	-
Net investment hedges³	(70,646)	17,193	(53,453)	-	(5,704)	1,386	(4,318)	-
Other comprehensive income (loss)	$60,391	$19,257	$79,648	$34	$(37,412)	$5,967	$(31,445)	$(10)
Comprehensive income			$201,884	$140			$106,170	$22

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

The components of accumulated other comprehensive loss are as follows:

	August 30, 2025
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(182,626)	$(182,206)	$(420)
Defined benefit pension plans adjustment, net of taxes of $54,382	(88,602)	(88,602)	-
Interest rate swap, net of taxes of $4,395	(13,664)	(13,664)	-
Net investment hedges, net of taxes of $29,249	(90,934)	(90,934)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(394,167)	$(393,747)	$(420)

	November 30, 2024
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(322,184)	$(321,798)	$(386)
Defined benefit pension plans adjustment, net of taxes of $54,545	(89,031)	(89,031)	-
Interest rate swap, net of taxes of $2,169	(6,744)	(6,744)	-
Net investment hedges, net of taxes of $12,056	(37,481)	(37,481)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(473,781)	$(473,395)	$(386)

Note 9: Income Taxes

Income tax expense for the three and nine months ended August 30, 2025 includes $3,742 of discrete tax benefit and $11,210 of discrete tax expense, respectively. The discrete tax benefit for the three months ended  August 30, 2025 relates to various U.S. and foreign tax matters. The discrete tax expense for the nine months ended  August 30, 2025 relates to the impact of withholding tax recorded on earnings that are no longer permanently reinvested, offset by various U.S. and foreign tax matters. Excluding the discrete tax benefit and expense, the overall effective tax rate was 24.4 percent and 25.2 percent for the three and nine months ended August 30, 2025, respectively.

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

As of  August 30, 2025, we had a liability of $18,012 recorded for gross unrecognized tax benefits (excluding interest) compared to $15,590 as of November 30, 2024. As of August 30, 2025 and November 30, 2024, we had accrued $3,495 and $4,558 of gross interest relating to unrecognized tax benefits, respectively.

Note 10: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
(Shares in thousands)	2025	2024	2025	2024
Weighted-average common shares - basic	54,428	54,975	54,623	54,874
Equivalent shares from share-based compensations plans	734	1,675	758	1,746
Weighted-average common and common equivalent shares diluted	55,162	56,650	55,381	56,620

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

Share-based compensation awards of 1,935,970 and 517,442 shares for the three months ended August 30, 2025 and August 31, 2024, respectively, were excluded from diluted earnings per share calculations because they were antidilutive. Share-based compensation awards of 2,132,875 and 957,127 shares for the nine months ended August 30, 2025 and August 31, 2024, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was a liability of $3,756 at  August 30, 2025 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $3,067 at August 30, 2025 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $1,407 at August 30, 2025 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax losses recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Interest rate swap contracts	(4,424)	(34,068)	(9,146)	(23,851)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $22,571 at  August 30, 2025, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On July 18, 2025, we amended the agreement for the two tranches of the fixed-to-fixed cross-currency interest rate swap, of €50,000 each, that matured in August 2025 to a maturity date of February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of August 30, 2025, the combined fair value of the swaps was a liability of $120,188 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $90,934 as of August 30, 2025. The amounts of pretax loss recognized in comprehensive income related to the net investment hedge was $19,822 for the three months ended August 30, 2025. As of August 30, 2025, we reclassified $174 of losses into earnings from net investment hedges and we expect to reclassify $353 of losses into earnings within the next twelve months. This is related to the portion excluded from the assessment of hedge effectiveness for the net investment hedges in the amount of $706.

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

As of August 30, 2025, we had forward foreign currency contracts maturing between September 2, 2025 and February 4, 2026. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains recognized in other income, net related to derivative instruments not designated as hedging instruments for the nine months ended August 30, 2025 and August 31, 2024 were $2,989 and 1,524, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 30, 2025, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 30, 2025 and November 30, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	August 30,	Fair Value Measurements Using:
Description	2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,199	$4,199	$-	$-
Foreign exchange contract assets	3,810	-	3,810	-

Liabilities:
Foreign exchange contract liabilities	$821	$-	$821	$-
Interest rate swaps, cash flow hedge liabilities	8,230		8,230	-
Interest rate swaps, fair value hedge liabilities	22,571	-	22,571	-
Net investment hedge liabilities	120,188	-	120,188	-
Holdback liability	33,570	-	-	33,570

	November 30,	Fair Value Measurements Using:
Description	2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$8,584	$8,584	$-	$-
Foreign exchange contract assets	2,147	-	2,147	-
Interest rate swaps, cash flow hedge assets	1,781	-	1,781	-

Liabilities:
Foreign exchange contract liabilities	$7,074	$-	$7,074	$-
Interest rate swaps, cash flow hedge liabilities	265	-	265	-
Interest rate swaps, fair value hedge liabilities	32,775	-	32,775	-
Net investment hedge liabilities	51,871	-	51,871	-

The fair value of the holdback liability related to the acquisition of GEM and Medifill, based on a discounted cash flow model, was $33,570 as of August 30, 2025. Adjustments to the fair value of the holdback are recorded to interest expense in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of this Level 3 liability.

Amounts
Balance at November 30, 2024	$-
Initial valuation of holdback liability	28,922
Interest	641
Foreign currency translation adjustment	4,007
Balance at August 30, 2025	$33,570

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $2,082,934 and $2,015,468 as of August 30, 2025 and November 30, 2024, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 13: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $2,818 and $3,445 as of August 30, 2025 and November 30, 2024, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $508 and $1,055 as of August 30, 2025 and November 30, 2024, respectively, is attributable to a facility we own in Simpsonville, South Carolina that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	August 30, 2025	August 31, 2024	November 30, 2024
Lawsuits and claims settled	7	9	25
Settlement amounts	$369	$1,208	$5,704
Insurance payments received or expected to be received	$252	$844	$3,418

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

In February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in September 2022.  The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company or its affiliates. The named plaintiffs seek to represent a class but have not yet moved for class certification. The court has ordered the parties and their insurers to attend a meditation session on or around October 21 and 22, 2025. The Company intends to vigorously defend itself against the claims outlined in this lawsuit. As of August 30, 2025, we are unable to estimate any possible loss or range of possible losses and have not recorded a loss contingency for this matter.

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

During the third quarter of 2025, there were no shares repurchased under this program. During the nine months ended  August 30, 2025, we repurchased shares under this program with an aggregate value of $56,930. Of this amount, $978 reduced common stock and $55,953 reduced additional paid-in capital.

During the third quarter of 2024, we repurchased shares under this program with an aggregate value of $17,549. Of this amount, $225 reduced common stock and $17,324 reduced additional paid-in capital. During the nine months ended August 31, 2024, we repurchased shares under this program with an aggregate value of $31,811. Of this amount, $407 reduced common stock and $31,404 reduced additional paid-in capital.

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

The table below provides certain information regarding net revenue and operating income (loss) for each of our operating segments.

	Three Months Ended
	August 30, 2025		August 31, 2024
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$386,068	$46,491	$389,980	$48,677
Engineering Adhesives	272,297	46,852	260,038	40,087
Building Adhesive Solutions	233,678	25,859	228,408	25,976
Total segment	$892,043	$119,202	$878,426	$114,740
Corporate Unallocated	-	(9,062)	39,501	(10,399)
Total	$892,043	$110,140	$917,927	$104,341

	Nine Months Ended
	August 30, 2025		August 31, 2024
	Net	Operating	Net	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Hygiene, Health and Consumable Adhesives	$1,151,768	$119,840	$1,151,371	$145,910
Engineering Adhesives	785,474	121,880	743,726	104,894
Building Adhesive Solutions	641,559	54,550	630,558	55,102
Total segment	$2,578,801	$296,270	$2,525,655	$305,906
Corporate Unallocated	-	(39,639)	119,797	(34,093)
Total	$2,578,801	$256,631	$2,645,452	$271,813

The table below provides a reconciliation of operating income to income before income taxes and income from equity method investments:

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
	2025	2024	2025	2024
Operating income	$110,140	$104,341	$256,631	$271,813
Other income, net	5,308	2,148	15,655	7,282
Interest expense	(33,630)	(35,288)	(100,536)	(99,504)
Interest income	1,110	1,092	3,064	3,597
Income before income taxes and income from equity method investments	$82,928	$72,293	$174,814	$183,188

The table below provides total assets as of November 30, 2024, restated for our new operating segments:

November 30,
2024
Hygiene, Health and Consumable Adhesives	$1,610,902
Engineering Adhesives	1,533,675
Building Adhesive Solutions	1,239,527
Corporate	549,140
Total	$4,933,244

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended August 30, 2025

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Corporate
	Adhesives	Adhesives	Solutions	Unallocated	Total

Americas	$215,634	$117,894	$130,236	$-	$463,764
EIMEA	122,251	59,778	87,934	-	269,963
Asia Pacific	48,183	94,625	15,508	-	158,316
Total	$386,068	$272,297	$233,678	$-	$892,043

	Three Months Ended August 31, 2024

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Corporate
	Adhesives	Adhesives	Solutions	Unallocated	Total

Americas	$223,016	$110,163	$128,834	$39,501	$501,514
EIMEA	115,740	57,142	82,759	-	255,641
Asia Pacific	51,224	92,733	16,815	-	160,772
Total	$389,980	$260,038	$228,408	$39,501	$917,927

	Nine Months Ended August 30, 2025
	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Corporate
	Adhesives	Adhesives	Solutions	Unallocated	Total

Americas	$651,007	$334,265	$352,396	$-	$1,337,668
EIMEA	351,256	171,594	245,170	-	768,020
Asia Pacific	149,505	279,615	43,993	-	473,113
Total	$1,151,768	$785,474	$641,559	$-	$2,578,801

	Nine Months Ended August 31, 2024
	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Corporate
	Adhesives	Adhesives	Solutions	Unallocated	Total

Americas	$668,073	$304,809	$338,048	$119,797	$1,430,727
EIMEA	331,307	172,029	245,696	-	749,032
Asia Pacific	151,991	266,888	46,814	-	465,693
Total	$1,151,371	$743,726	$630,558	$119,797	$2,645,452

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 30, 2024, for important background information related to our business.

Net revenue in the third quarter of 2025 decreased 2.8 percent from the third quarter of 2024. The decrease was due to a 2.9 percent decrease in acquisitions/divestitures, and a 1.9 percent decrease due to sales volume, partially offset by a 1.0 percent increase due to positive currency effects compared to the third quarter of 2024 and a 1.0 percent increase due to pricing. The positive currency effect was primarily driven by a stronger Euro, British pound, and Egyptian pound, partially offset by a weaker Turkish lira compared to the U.S. dollar. Gross profit margin increased 200 basis points primarily due to the higher product pricing, lower distribution costs, and the impact of acquisitions/divestitures.

Net revenue in the first nine months of 2025 decreased 2.5 percent from the first nine months of 2024. The decrease was due to a 1.8 percent decrease in acquisitions/divestitures, a 1.1 percent decrease due to negative currency effects compared to the first nine months of 2024 and a 0.2 percent decrease due to sales volume, partially offset by a 0.6 increase due to pricing. The negative currency effect was primarily driven by a weaker Brazilian real, Egyptian pound, Mexican peso and Turkish lira, partially offset by a stronger Euro compared to the U.S. dollar. Gross profit margin increased 90 basis points due to higher pricing and the impact of acquisitions/divestitures.

Net income attributable to H.B. Fuller in the third quarter of 2025 was $67.2 million compared to $55.4 million in the third quarter of 2024. Diluted earnings per share for the third quarter of 2025 was $1.22 per share compared to $0.98 per share for the third quarter of 2024.

Net income attributable to H.B. Fuller in the first nine months of 2025 was $122.2 million compared to $137.6 million in the first nine months of 2024. Diluted earnings per share for the first nine months of 2025 was $2.21 per share compared to $2.43 per share for the first nine months of 2024.

Restructuring Plans

During the second and third quarters of 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $70.0 million to $75.0 million ($47.8 million to $51.2 million after-tax), which include (i) cash expenditures of approximately $41.0 million to $42.0 million ($28.0 million to $28.7 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $69.7 million under the Plans as of August 30, 2025. The Plans were implemented in the second quarter of fiscal year 2023 and are currently expected to be completed during fiscal year 2026. The remaining restructuring costs will be spread across the next several fiscal quarters as the measures are implemented.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Net revenue	$892.0	$917.9	(2.8)%	$2,578.8	$2,645.5	(2.5)%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions and divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024:

	Three Months Ended	Nine Months Ended
	August 30, 2025 vs. August 31, 2024	August 30, 2025 vs. August 31, 2024
Organic growth	(0.9)%	0.4%
M&A	(2.9)%	(1.8)%
Currency	1.0%	(1.1)%
Total	(2.8)%	(2.5)%

Organic revenue decreased 0.9 percent in the third quarter of 2025 compared to the third quarter of 2024 driven by a 1.9 percent decrease in sales volume, partially offset by a 1.0 percent increase in product pricing. The 2.9 percent decrease from M&A was due to the sale of our North American Flooring business (“NA Flooring”), discussed further in Operating Segment Results below, net of acquisitions that occurred in the last twelve months. The positive 1.0 percent foreign currency impact was primarily driven by a stronger Euro, British pound, and Egyptian pound, partially offset by a weaker Turkish lira compared to the U.S. dollar.

Organic revenue increased 0.4 percent in the first nine months of 2025 compared to the first nine months of 2024 driven by a 0.6 percent increase in product pricing, partially offset by a 0.2 percent decrease in sales volume. The 1.8 percent decrease from M&A was due to the sale of NA Flooring, net of acquisitions that occurred in the last twelve months. The negative 1.1 percent foreign currency impact was primarily driven by a weaker Brazilian real, Egyptian pound, Mexican peso and Turkish lira, partially offset by a stronger Euro compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Cost of sales	$606.9	$642.2	(5.5)%	$1,780.2	$1,848.5	(3.7)%
Percent of net revenue	68.0%	70.0%		69.0%	69.9%

Cost of sales as a percentage of net revenue in the third quarter of 2025 compared to the third quarter of 2024 decreased 200 basis points. Raw material cost as a percentage of net revenue decreased 130 basis points in 2025 compared to 2024 primarily due to higher product pricing and the impact of acquisitions/divestitures. Other manufacturing costs as a percentage of net revenue decreased 70 basis points in 2025 compared to 2024 due to lower manufacturing and distribution costs, and the impact of acquisitions/divestitures.

Cost of sales as a percentage of net revenue in the first nine months of 2025 compared to the first nine months of 2024 decreased 90 basis points. Raw material cost as a percentage of net revenue decreased 50 basis points in 2025 compared to 2024. Other manufacturing costs as a percentage of net revenue decreased 40 basis points in 2025 compared to 2024.

Gross profit:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Gross profit	$285.1	$275.7	3.4%	$798.6	$797.0	0.2%
Percent of net revenue	32.0%	30.0%		31.0%	30.1%

Gross profit in the third quarter of 2025 increased 3.4 percent and gross profit margin increased 200 basis points compared to the third quarter of 2024. The increase in gross profit margin was due to due to higher product pricing and the impact of acquisitions/divestitures.

Gross profit in the first nine months of 2025 increased 0.2 percent and gross profit margin increased 90 basis points compared to the first nine months of 2024. The increase in gross profit margin was due to higher product pricing and the impact of acquisitions/divestitures.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
SG&A	$175.0	$171.4	2.1%	$541.9	$525.2	3.2%
Percent of net revenue	19.6%	18.7%		21.0%	19.9%

SG&A expenses for the third quarter of 2025 compared to the third quarter of 2024 increased 90 basis points as a percentage of net revenue. The increase was due to higher compensation costs and the impact of acquisitions/divestitures.

SG&A expenses for the first nine months of 2025 compared to the first nine months of 2024 increased 110 basis points as a percentage of net revenue. The increase was due to higher compensation costs and the impact of acquisitions/divestitures.

Other income, net:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Other income, net	$5.3	$2.1	152.4%	$15.7	$7.3	115.1%

Other income, net in the third quarter of 2025 included $5.7 million of net defined benefit pension benefits and $0.1 million of other income, partially offset by a $0.5 million of currency transaction losses. Other income, net in the third quarter of 2024 included $4.0 million of net defined benefit pension benefits, and $0.3 million of currency transaction gains, partially offset by a $2.0 million loss on equity investment and $0.2 million of other expense.

Other income, net in the first nine months of 2025 included $17.1 million of net defined benefit pension benefits and $1.5 million of currency transaction gains, partially offset by a $1.5 million loss on the sale of our NA Flooring business and $1.4 million of other expense. Other income, net in the first nine months of 2024 included $11.9 million of net defined benefit pension benefits, partially offset by $2.0 million of currency transaction losses, a $2.0 million loss on equity investment and $0.6 million of other expense.

Interest expense:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Interest expense	$33.6	$35.3	(4.8)%	$100.5	$99.5	1.0%

Interest expense in the third quarter of 2025 was $33.6 million compared to $35.3 million in the third quarter of 2024 due to lower interest rates partially offset by higher debt levels.

Interest expense in the first nine months of 2025 was $100.5 million compared to $99.5 million in the first nine months of 2024 due to higher debt levels.

Interest income:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Interest income	$1.1	$1.1	0.0%	$3.1	$3.6	(13.9)%

Interest income in the third quarter of 2025 and 2024 was $1.1 million and $1.1 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Interest income in the first nine months of 2025 and 2024 was $3.1 million and $3.6 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Income taxes	$16.5	$18.3	(9.8)%	$55.2	$48.5	13.8%
Effective tax rate	19.9%	25.3%		31.6%	26.5%

Income tax expense of $16.5 million in the third quarter of 2025 includes $3.7 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 24.4 percent. The discrete tax benefit relates to various U.S. and foreign tax matters. Income tax expense of $18.3 million in the third quarter of 2024 includes $2.9 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 29.3 percent. The discrete tax benefit related to an excess tax benefit on U.S. stock compensation, as well as other various U.S. and foreign tax matters.

Income tax expense of $55.2 million in the first nine months of 2025 includes $11.2 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 25.2 percent. The discrete tax expense relates to the impact of withholding tax recorded on earnings that are no longer permanently reinvested, offset by various U.S. and foreign tax matters. Income tax expense of $48.5 million in the first nine months of 2024 includes $4.1 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 28.7 percent. The discrete tax benefit related to an excess tax benefit on U.S. stock compensation, as well as other various U.S. and foreign tax matters.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Income from equity method investments	$0.8	$1.3	(38.5)%	$2.7	$3.0	(10.0)%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the third quarter of 2025 compared to the third quarter of 2024 is due to lower net income in our joint venture during the quarter compared to the prior year partially offset by the strengthening of the Japanese yen compared to the U.S. dollar.

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the first nine months of 2025 compared to the first nine months of 2024 is due to lower net income in our joint venture compared to the prior year partially offset by the strengthening of the Japanese yen compared to the U.S. dollar.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Net income attributable to H.B. Fuller	$67.2	$55.4	21.3%	$122.2	$137.6	(11.2)%
Percent of net revenue	7.5%	6.0%		4.7%	5.2%

The net income attributable to H.B. Fuller in the third quarter of 2025 was $67.2 million compared to $55.4 million in the third quarter of 2024. The diluted earnings per share in the third quarter of 2025 was $1.22 per share as compared to $0.98 per share in the third quarter of 2024.

The net income attributable to H.B. Fuller in the first nine months of 2025 was $122.2 million compared to $137.6 million in the first nine months of 2024. The diluted earnings per share in the first nine months of 2025 was $2.21 per share as compared to $2.43 per share in the first nine months of 2024.

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

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	August 30, 2025		August 31, 2024		August 30, 2025		August 31, 2024
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$386.0	43%	$390.0	42%	$1,151.8	45%	$1,151.4	44%
Engineering Adhesives	272.3	31%	260.0	28%	785.5	30%	743.7	28%
Building Adhesive Solutions	233.7	26%	228.4	25%	641.5	25%	630.6	24%
Segment total	$892.0	100%	$878.4	95%	$2,578.8	100%	$2,525.7	96%
Corporate Unallocated	-	-	39.5	5%	-	-	119.8	4%
Total	$892.0	100%	$917.9	100%	$2,578.8	100%	$2,645.5	100%

Segment Operating Income (Loss):

	Three Months Ended				Nine Months Ended
	August 30, 2025		August 31, 2024		August 30, 2025		August 31, 2024
	Segment		Segment		Segment		Segment
	Operating		Operating		Operating		Operating
	Income	% of	Income	% of	Income	% of	Income	% of
($ in millions)	(Loss)	Total	(Loss)	Total	(Loss)	Total	(Loss)	Total
Hygiene, Health and Consumable Adhesives	$46.5	42%	$48.6	47%	$119.8	47%	$145.9	54%
Engineering Adhesives	46.8	42%	40.1	38%	121.9	47%	104.9	39%
Building Adhesive Solutions	25.9	24%	26.0	25%	54.5	21%	55.1	20%
Segment total	$119.2	108%	$114.7	110%	$296.2	115%	$305.9	113%
Corporate Unallocated	(9.1)	(8)%	(10.4)	(10)%	(39.6)	(15)%	(34.1)	(13)%
Total	$110.1	100%	$104.3	100%	$256.6	100%	$271.8	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Net revenue	$386.0	$390.0	(1.0)%	$1,151.8	$1,151.4	0.0%
Segment operating income	$46.5	$48.6	(4.3)%	$119.8	$145.9	(17.9)%
Segment operating margin	12.0%	12.5%		10.4%	12.7%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 30, 2025 vs. August 31, 2024	August 30, 2025 vs. August 31, 2024
Organic growth	(3.1)%	0.8%
M&A	1.5%	1.3%
Currency	0.6%	(2.1)%
Total	(1.0)%	0.0%

Net revenue decreased 1.0 percent in the third quarter of 2025 compared to the third quarter of 2024. Organic growth decreased due to a decrease in sales volume, partially offset by an increase in product pricing. The 1.5 percent increase in net revenue from M&A was due to the acquisitions of GEM and Medifill in the first quarter of 2025. The positive currency effect was due to a stronger Euro and Egyptian pound, partially offset by a weaker Turkish lira compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 90 basis points due to higher product pricing and the impact of acquisitions. Other manufacturing costs as a percentage of net revenue decreased 60 basis points compared to the prior year due to higher product pricing and the impact of acquisitions. SG&A expenses as a percentage of net revenue increased 200 basis points due to higher compensation costs and the impact of acquisitions. Segment operating income decreased 4.3 percent and segment operating margin as a percentage of net revenue decreased 50 basis points compared to the third quarter of 2024.

Net revenue was flat in the first nine months of 2025 compared to the first nine months of 2024. Organic growth increased due to an increase in product pricing, partially offset by a decrease in sales volume. The 1.3 percent increase in net revenue from M&A was due to the acquisitions of GEM and Medifill in the first quarter of 2025. The negative currency effect was due to a weaker Egyptian pound, Brazilian real and Mexican peso compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 110 basis points due to higher raw material costs partially offset by higher product pricing and the impact of acquisitions. Other manufacturing costs as a percentage of net revenue were flat compared to the prior year. SG&A expenses as a percentage of net revenue increased 120 basis points due to higher compensation costs and the impact of acquisitions. Segment operating income decreased 17.9 percent and segment operating margin as a percentage of net revenue decreased 230 basis points compared to the first nine months of 2024.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Net revenue	$272.3	$260.0	4.7%	$785.5	$743.7	5.6%
Segment operating income	$46.8	$40.1	16.7%	$121.9	$104.9	16.2%
Segment operating margin	17.2%	15.4%		15.5%	14.1%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 30, 2025 vs. August 31, 2024	August 30, 2025 vs. August 31, 2024
Organic growth	2.2%	0.1%
M&A	1.3%	6.0%
Currency	1.2%	(0.5)%
Total	4.7%	5.6%

Net revenue increased 4.7 percent in the third quarter of 2025 compared to the third quarter of 2024. Organic growth increased due to an increase in both product pricing and sales volume. The 1.3 percent increase in net revenue from M&A was due to the acquisition of ND Industries Taiwan. The positive currency effect was due to a stronger Euro and British pound compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 140 basis points primarily due to higher product pricing and the impact of acquisitions offset by higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 70 basis points due to the impact of higher sales volume offset by the impact of acquisitions. SG&A expenses as a percentage of net revenue increased 30 basis points. Segment operating income increased 16.7 percent and segment operating margin increased 180 basis points compared to the third quarter of 2024.

Net revenue increased 5.6 percent in the first nine months of 2025 compared to the first nine months of 2024. Organic growth increased due to an increase in product pricing, partially offset by a decrease in sales volume. The 6.0 percent increase in net revenue from M&A was due to the acquisition of ND Industries and ND Industries Taiwan. The negative currency effect was due to a weaker Chinese renminbi and Mexican peso, partially offset by a stronger Euro and British pound compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 280 basis points due to higher product pricing and the impact of acquisitions. Other manufacturing costs as a percentage of net revenue increased 30 basis points. SG&A expenses as a percentage of net revenue increased 110 basis points primarily due to higher compensation and the impact of acquisitions. Segment operating income increased 16.2 percent and segment operating margin increased 140 basis points compared to the first nine months of 2024.

Building Adhesive Solutions

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Net revenue	$233.7	$228.4	2.3%	$641.5	$630.6	1.7%
Segment operating income	$25.9	$26.0	(0.4)%	$54.5	$55.1	(1.1)%
Segment operating margin	11.1%	11.4%		8.5%	8.7%

The following tables provide details of the Building Adhesive Solutions net revenue variances:

	Three Months Ended	Nine Months Ended
	August 30, 2025 vs. August 31, 2024	August 30, 2025 vs. August 31, 2024
Organic growth	(1.0)%	0.0%
M&A	1.7%	2.0%
Currency	1.6%	(0.3)%
Total	2.3%	1.7%

Net revenue increased 2.3 percent in the third quarter of 2025 compared to the third quarter of 2024. Organic growth decreased due to a decrease in sales volume partially offset by an increase in product pricing. The 1.7 percent increase in net revenue from M&A was due to the acquisition of HS Butyl in the third quarter of 2024. The positive currency effect was due to a stronger Euro and British pound compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 40 basis points. Other manufacturing costs as a percentage of net revenue increased 30 basis points. SG&A expenses as a percentage of net revenue increased 40 basis points. Segment operating income decreased 0.4 percent and segment operating margin decreased 30 basis points compared to the third quarter of 2024.

Net revenue increased 1.7 percent in the first nine months of 2025 compared to the first nine months of 2024. Organic growth was flat due to a decrease in sales volume offset by an increase in product pricing. The 2.0 percent increase in net revenue from M&A was due to the acquisition of HS Butyl in the third quarter of 2024. The negative currency effect was due to a weaker Turkish lira and Australia dollar, partially offset by the Euro and British pound, compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 40 basis points. Other manufacturing costs as a percentage of net revenue increased 10 basis points. SG&A expenses as a percentage of net revenue increased 50 basis points. Segment operating income decreased 1.1 percent and segment operating margin decreased 20 basis points compared to the first nine months of 2024.

Corporate Unallocated

	Three Months Ended			Nine Months Ended
	August 30,	August 31,	2025 vs	August 30,	August 31,	2025 vs
($ in millions)	2025	2024	2024	2025	2024	2024
Net revenue	$-	$39.5	(100.0)%	$-	$119.8	(100.0)%
Segment operating loss	$(9.1)	$(10.4)	(12.5)%	$(39.6)	$(34.1)	16.1%
Segment operating margin	NMP	-26.3%		NMP	-28.5%

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

Segment operating loss in the third quarter of 2025 decreased 12.5 percent compared to the third quarter of 2024 due to the inclusion of the NA Flooring business results in 2024.

Segment operating loss in the first nine months of 2025 increased 16.1 percent compared to the first nine months of 2024 due to higher acquisition project in costs and the inclusion of the NA Flooring business results in 2024.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 30, 2025 were $122.5 million compared to $169.4 million as of November 30, 2024 and $131.4 million as of August 31, 2024. The majority of the $122.5 million in cash and cash equivalents as of August 30, 2025 was held outside the United States. Total long and short-term debt was $2,080.5 million as of August 30, 2025, $2,010.6 million as of November 30, 2024 and $2,021.1 million as of August 31, 2024. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 51.5 percent as of August 30, 2025 as compared to 50.8 percent as of November 30, 2024 and 52.3 percent as of August 31, 2024.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. As of August 30, 2025, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 30, 2025
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.50[2]	2.4
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	4.8

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

	August 30,	August 31,
	2025	2024
Net working capital as a percentage of annualized net revenue[1]	17.0%	16.1%
Accounts receivable DSO (in days)[2]	57	57
Inventory days on hand (in days)[3]	78	75
Trade accounts payable DPO (in days)[4]	69	70
Free cash flow[5]	$62.2	$104.0
Total debt to total capital ratio[6]	51.5%	52.3%

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

Reconciliation of "Net cash provided by operating activities" to free cash flow

	Nine Months Ended
($ in millions)	August 30, 2025	August 31, 2024
Net cash provided by operating activities	$156.8	$216.8
Less: Purchased property, plant and equipment	94.6	112.8
Free cash flow	$62.2	$104.0

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	August 30,	August 31,
($ in millions)	2025	2024
Net cash provided by operating activities	$156.8	$216.8

Net income including non-controlling interest was $122.3 million in the first nine months of 2025 compared to $137.6 million in the first nine months of 2024. Depreciation and amortization expense totaled $132.8 million in the first nine months of 2025 compared to $128.7 million in the first nine months of 2024. Deferred income taxes was a use of cash of $39.2 million in the first nine months of 2025 compared to $46.0 million in the first nine months of 2024. Accrued compensation was a use of cash of $19.2 million in 2025 compared to $11.6 million in 2024. Other assets was a use of cash of $7.5 million in the first nine months of 2025 compared to $39.0 million in the first nine months of 2024. Other liabilities was a source of cash of $28.6 million in the first nine months of 2025 compared to $0.9 million in the first nine months of 2024.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $71.2 million compared to a source of cash of $13.9 million last year. The table below provides the cash flow impact due to changes in the components of net working capital and an assessment of each of the components:

	Nine Months Ended
	August 30,	August 31,
($ in millions)	2025	2024
Trade receivables, net	$(3.3)	$26.4
Inventory	(42.1)	(62.2)
Trade payables	(25.8)	49.7
Total cash flow impact	$(71.2)	$13.9

●

Trade receivables, net – Trade receivables, net was a use of cash of $3.3 million and a source of cash of $26.4 million in the first nine months of 2025 and 2024, respectively. The use of cash in 2025 compared to source of cash in 2024 was due to less cash collected on trade receivables in the current year compared to the prior year. The DSO were 57 days at August 30, 2025 and 57 days at August 31, 2024.

●

Inventory – Inventory was a use of cash of $42.1 million and $62.2 million in the first nine months of 2025 and 2024, respectively. The lower use of cash in 2025 compared to 2024 was due to lower inventory purchases in 2025 compared to 2024. Inventory days on hand were 78 days as of August 30, 2025 and 75 days as of August 31, 2024.

●

Trade payables – Trade payables was a use of cash of $25.8 million and a source of cash of $49.7 million in the first nine months of 2025 and 2024, respectively. The use of cash in 2025 compared to source of cash in 2024 reflects higher payments on trade payables in the current year compared to the prior year. Days payable outstanding were 69 days as of August 30, 2025 and 70 days as of August 31, 2024.

Cash Flows from Investing Activities:

	Nine Months Ended
	August 30,	August 31,
($ in millions)	2025	2024
Net cash used in investing activities	$(182.7)	$(385.8)

Purchases of property, plant and equipment were $94.6 million during the first nine months of 2025 compared to $112.8 million for the same period of 2024.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first nine months of 2025, we paid $162.1 million of cash for business acquisitions. Additionally, we received $75.7 million in cash related to the sale of our NA Flooring business. During the first nine months of 2024, we paid $274.1 million of cash for business acquisitions.

Cash Flows from Financing Activities:

	Nine Months Ended
	August 30,	August 31,
($ in millions)	2025	2024
Net cash provided by financing activities	$(33.7)	$131.6

In the first nine months of 2025, borrowings on our revolving credit facility were $1,114.3 million and repayments on our revolving credit facility and our long-term debt totaled $1,053.6 million. These borrowings are for general working capital purposes and permitted acquisitions. Borrowings on our revolving credit facility were $1,732.9 and repayments on our revolving credit facility and our long-term debt totaled $1,556.1 million in the first nine months of 2024. Net payments of notes payable were a use of cash of $0.6 million in the first nine months of 2025 compared to $1.0 million in the same period of 2024. Cash dividends paid were $37.6 million in the first nine months of 2025 compared to $35.4 million in the same period of 2024. Repurchases of common stock were $60.7 million in the first nine months of 2025 compared to $39.4 million in the same period of 2024.

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 30, 2025. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of August 30, 2025, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchase of equity securities during the quarter ended August 30, 2025 is as follows:

(d)
			(c)	Maximum
			Number of	Approximate Dollar
	(a)		Shares	Value of Shares that
	Total	(b)	Purchased	may yet be
	Number of	Average	as Part of	Purchased Under the
	Shares	Price Paid	Publicly Announced	Plan or Program
Period	Purchased	per Share	Plan or Program	(millions)

June 1, 2025 - July 5, 2025	-	$-	-	$211

July 6, 2025 - August 2, 2025	-	$-	-	$211

August 3, 2025 - August 30, 2025	-	$-	-	$211

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 30, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

H.B. Fuller Company

Dated: September 25, 2025	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 30, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

(1) Incorporated by reference to Appendix B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 4, 2025