Form 10-K
period 2025-11-29
FULLER H B CO
filed 2026-01-22
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2025

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

The aggregate market value of the Common Stock, par value $1.00 per share, held by non-affiliates of the registrant as of May 31, 2025 was approximately $3,003,336,830 (based on the closing price of such stock as quoted on the New York Stock Exchange of $55.82 on such date).

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,311,782 as of January 16, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2026.

H.B. FULLER COMPANY

2025 Annual Report on Form 10-K

PART I

Item 1. Business

H.B. Fuller Company was founded in 1887 and incorporated as a Minnesota corporation in 1915. Our stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol FUL. As used herein, “H.B. Fuller,” “we," “us,” “our,” “management” or “company” includes H.B. Fuller and its subsidiaries unless otherwise indicated. Where we refer to 2025, 2024 and 2023 herein, the reference is to our fiscal years ended November 29, 2025, November 30, 2024, and December 2, 2023, respectively.

We are a leading worldwide formulator, manufacturer and marketer of adhesives, sealants and other specialty chemical products. Sales operations span 34 countries in North America, Europe, Latin America, Asia Pacific, India, the Middle East and Africa. Industrial adhesives represent our core product offering, which help improve the performance of our customers’ products or improve their manufacturing processes. Customers use our adhesives products in manufacturing common consumer and industrial goods, including food and beverage containers, disposable diapers, medical products, windows, doors, appliances, sportswear, footwear, multi-wall bags, water filtration products, insulation, textiles, automobiles, recreational vehicles, buses, trucks and trailers, marine products, solar energy systems, electronics and products for the aerospace and defense industries. In addition, we have established a variety of product offerings for residential, commercial and industrial construction markets, including sealing and waterproofing solutions for roads, highways, bridges and utilities; pressure-sensitive adhesives, tapes and sealants for the commercial roofing industry and pressure sensitive adhesives that enable contractors and do-it-yourself consumers to complete construction projects more reliably and efficiently. We also provide our customers with technical support and unique solutions designed to address their specific needs.

As of November 30, 2024, our three operating segments consisted of Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. As of the beginning of fiscal 2025, we reorganized our operating segments by selling our North America Flooring business, previously part of the Construction Adhesives operating segment, and combining our Insulating Glass, Woodworking and Composite businesses, previously part of the Engineering Adhesives operating segment, with Construction Adhesives Roofing and Building Envelope and Infrastructure businesses to form the Building Adhesive Solutions operating segment. The change in operating segments was based on how we internally organize our business for assessing performance and making decisions regarding allocation of resources. The financial information in this Annual Report is provided on a retrospective basis as if the changes had taken place at the beginning of the fiscal year ended December 2, 2023. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) in Item 7 of this Annual Report for a description of our segment operating results.

Non-U.S. Operations

The principal markets, products and methods of distribution outside the United States vary with each of our regional operations generally maintaining integrated business units that contain dedicated supplier networks, manufacturing, logistics and sales organizations. The vast majority of the products sold within any region are produced within the region, and the respective regions do not import significant amounts of product from other regions. As of November 29, 2025, we had sales offices and manufacturing plants in 24 countries outside the United States and satellite sales offices in another 9 countries.

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

Competition

Our markets are highly competitive, however, we compete effectively due to the quality and breadth of our adhesives, sealants and specialty chemical portfolio and the experience and expertise of our commercial organizations. Within the adhesives and other specialty chemical markets, we believe few suppliers have comparable global reach and corresponding ability to deliver quality and consistency to multinational customers. Our competition is made up generally of two types of companies: (1) similar multinational suppliers and (2) regional or specialty suppliers that typically compete in only one region or within a narrow geographic area within a region. The multinational competitors typically maintain a broad product offering and range of technology, while regional or specialty companies tend to have limited or more focused product ranges and technology.

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

Our leading customers include manufacturers of food and beverages, hygiene products, clothing, major appliances, electronics, automobiles, aerospace and defense products, solar energy systems, filters, construction materials, roofing systems, furniture, cabinetry, windows, doors, tissue and towel, corrugation, tube winding, packaging, and tapes and labels.

Our products are delivered directly to customers primarily from our manufacturing and distribution facilities, with additional deliveries made through distributors.

Human Capital Resources and Management

Employees and Labor Relations

As of November 29, 2025, we have approximately 7,100 employees in 44 countries, including approximately 2,500 employees based in the U.S. Approximately 400 U.S. employees are subject to collective bargaining agreements with various unions. Approximately 850 employees in foreign countries are subject to collective bargaining agreements. Overall, we consider our employee relations to be good.

Health and Safety

The health and safety of our employees and anyone who enters our workplace is of the utmost importance, and we believe that nothing we do is worth getting hurt for. We have a strong environmental, health and safety program that focuses on implementing policies and training programs, as well as performing self-audits to enhance workplace safety.

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

Quality, affordable health care is the foundation of the comprehensive benefits package we offer our employees. It is one of the tools we use to recruit and retain, and it is seen as the preferred benefit by most employees. Employees in the United States earning below $60,000 each year have 100% of their individual medical premiums covered by the Company in the form of a medical premium reimbursement.

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

Inclusion

We place strong value on collaboration, and we believe that working together leads to better outcomes for our customers. This extends to the way we treat each other as team members. We strive to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the diverse opinions, background and viewpoints of employees. We believe that this approach leads to new ideas, helps us solve problems and allows us to better connect with our global customer base.

We are intentional in our efforts to nurture our culture of inclusion. Learning resources have been implemented to support greater awareness and understanding of the behaviors expected from employees. We have introduced employee resource groups, a structured mentoring program and focused development programs with the goal of creating meaningful opportunities for all employees. We are a global company and strategically source the best talent from around the world.

Talent Development

We recognize how important it is for our colleagues to develop and progress in their careers. We provide a variety of resources to help our colleagues grow in their current roles and build new skills, including online development resources focused on specific business imperatives with access to hundreds of online courses in our learning management system. We utilize an innovative method to deliver leadership training to drive experiential learning and to increase access to leaders around the world. We have built and launched two advanced leadership academies focused on business leadership and manufacturing leadership to ensure people in these roles have the right skills to be effective. Individual development planning is a part of our annual goal setting process and people managers are expected to have regular discussions with employees to measure progress and make needed adjustments. We focus on getting employees into roles with greater responsibility and opportunities for advancement that are also aligned with their career path to facilitate development and maximize potential. Finally, we provide ambitious employees with short-term opportunities in unique assignments in addition to their current roles. These assignments support the employees’ development while also supporting company initiatives that are required to be resourced with talented employees.

Raw Materials

We use several principal raw materials in our manufacturing processes, including tackifying resins, polymers, synthetic rubbers, vinyl acetate monomer and plasticizers. We generally avoid sole source supplier arrangements for raw materials.

The majority of our raw materials are petroleum/natural gas-based derivatives, therefore the cost of crude oil and natural gas can impact the cost and availability of our raw materials however, prices and availability are more impacted by supply and demand market mechanisms. Raw material costs, including costs for unique or specialty chemicals used in the manufacturing of our products, are primarily determined by the balance of supply against the aggregate demand from the adhesives industry and other industries that use the same raw material streams.

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

We own numerous trademarks and service marks in various countries. Trademarks, such as H.B. Fuller®, Swift®, Advantra®, Clarity®, Earthic™, Sesame®, Foster®, Rakoll®, Rapidex®, Full-Care®, Thermonex®, Silaprene®, Eternabond®, Cilbond®, HydroArmor®, Ködispace®, Weld Mount®, TONSAN®, SecurePortIV®, Surgiseal®, Vibra-Tite® and GLUBRAN® are important in marketing products. Many of our trademarks and service marks are registered. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

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

Regulatory Compliance

The Company is subject to various federal, state, local and foreign laws and regulations relating to environmental protection and workers' safety, including those required by the U.S. Environmental Protection Agency (the “EPA”) and the European Union’s ("EU") Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation. We maintain programs intended to ensure compliance with these regulations, including regular review of and upgrades to environmental, health and safety policies, practices and procedures as well as improved production methods to minimize our facilities’ outgoing waste, based on evolving societal standards and increased environmental understanding. Expenditures to comply with environmental regulations over the next two years are estimated to be approximately $22.6 million, including approximately $2.6 million of capital expenditures. See additional disclosure under Item 3. Legal Proceedings.

Various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reduction of greenhouse gas emissions, such as the EU's Corporate Sustainability Reporting Directive ("CSRD"), California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and other new and proposed regulatory frameworks. These laws may directly impact the Company and we are currently assessing the extent of potential disclosures or other reporting requirements. We continue to monitor the development and implementation of such legislation and regulations. We also continue to regularly report our sustainability efforts and metrics under the Global Reporting Initiative (“GRI”) framework and report our goals and progress in our annual Sustainability Report.

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

Information About Our Executive Officers

The following table shows the name, age and business experience for the past five years of the executive officers as of January 22, 2026. The Board of Directors elects the executive officers annually. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.

Name	Age	Positions	Period Served

Celeste B. Mastin	57

President and Chief Executive Officer

Executive Vice President and Chief Operating Officer

Chief Executive Officer, PetroChoice Lubrication Solutions (leading lubricant distributor, providing solutions across the industrial, commercial and passenger vehicle customer segments)

			December 2022 - Present March - December 2022 2018 - 2022

Heather A. Campe	52	Senior Vice President, International Growth	December 2021 - Present
		Senior Vice President, Global Hygiene, Health and Consumable Adhesives	August 2019 - November 2021

John J. Corkrean	60	Executive Vice President and Chief Financial Officer	May 2016 - Present

Xinyu Du	54	Senior Vice President, Global Research & Development	January 2025 - Present
		Vice President, Engineering Adhesives Asia Pacific and Global Product Management	July 2023 - December 2024
		Vice President, Engineering Adhesives Asia Pacific and Global Automotive and Aerospace	October 2021 - July 2023
		Vice President, Engineering Adhesives Asia Pacific and Global Durable Assembly	August 2019 - October 2021

James J. East	61	Executive Vice President, Hygiene, Health and Consumable Adhesives	December 2022 - Present
		Senior Vice President, Hygiene, Health and Consumable Adhesives	October 2021 - December 2022
		Vice President, Engineering Adhesives Americas and Global Director Automotive	April 2018 - October 2021

Laura J. Lorenz	48	Senior Vice President, Human Resources & Communication	January 2025 - Present
		Senior Vice President, Human Resources, Skywater Technology (semiconductor manufacturer)	December 2023 - December 2024
		Vice President, Human Resources, 3M Transportation and Electronics Business Group, a division of 3M Company	January 2021 - December 2023
		Vice President, Human Resources, Corporate Staff Services, 3M Company (diversified manufacturer)	January 2020 - January 2021

João Magalhaes	46	Senior Vice President, Engineering Adhesives	March 2025 - Present
		Vice President, Engineering Adhesives, Global Mobility	December 2023 - Present
		Vice President, Engineering Adhesives, Global Wood and Composites	February 2021 - November 2023
		Business Director EIMEA, Durable Assembly	November 2018 - January 2021

M. Shahbaz Malik	58	Senior Vice President, Building Adhesives Solutions	December 2024 - Present
		Senior Vice President, Construction Adhesives	December 2019 - December 2024

Gregory O. Ogunsanya	51	Senior Vice President, General Counsel and Corporate Secretary	October 2023 - Present
		Vice President, Assistant General Counsel, Securities and Governance, Stanley Black & Decker Inc.	June 2022 - September 2023
		Vice President Legal, Stanley Industrial, a division of Stanley Black & Decker, Inc. (the world’s largest tool company)	October 2020 - June 2022

Nathaniel D. Weaver	51	Executive Vice President, Business Transformation	December 2024 - Present
		Senior Vice President, Human Resources	December 2022 - November 2024
		Vice President, Human Resources	March 2020 - December 2022

Available Information

For more information about us, visit our website at: www.hbfuller.com.

We file annual, quarterly and current reports, proxy statements and other information with the SEC via EDGAR Next. Our SEC filings are available free of charge to the public on the SEC website at www.sec.gov and on our website as soon as reasonably practicable after they have been filed with or furnished to the SEC.

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

In 2025, raw material costs made up approximately 75 percent of our cost of sales. Based on 2025 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $12.6 million or $0.23 per diluted share.  Accordingly, changes in the cost of raw materials, due to scarcity, supplier disruptions, inflation and for other reasons, can significantly impact our earnings. Raw materials needed to manufacture products are obtained from a number of suppliers and many of the raw materials are petroleum and natural gas based derivatives. Under normal market conditions, these raw materials are generally available on the open market from a variety of producers. While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials. The substitution of key raw materials requires us to identify new supply sources, reformulate and re-test and may require seeking re-approval from our customers using those products. From time to time, the prices and availability of these raw materials may fluctuate, which could impair our ability to procure necessary materials, or increase the cost of manufacturing products. If the prices of raw materials increase in a short period of time, we may be unable to pass these increases on to our customers in a timely manner and could experience reductions to our profit margins.

We are at risk of cyber-attacks and other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.

Increasingly, companies are subject to a wide variety of attacks on their networks on an ongoing basis. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, ransomware, employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors engage in intrusions and attacks (including advanced persistent threat intrusions) and add to the risks to internal networks, cloud deployed enterprise and customer-facing environments and the information they store and process. In addition, new technologies such as artificial intelligence and quantum computing may increase the frequency and magnitude of cyber-attacks. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We, and our third-party software and service providers, have experienced and will continue to experience security threats and attacks from a variety of sources.

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

Our wide variety of products are sold in numerous markets, each of which is competitive. Our competitive position in markets is, in part, subject to external factors. For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of our products. Many of our direct competitors are part of large multinational companies and may have more resources than we do. Any increase in competition may result in lost market share or reduced prices, which could result in reduced profit margins. This may impair our ability to grow or even to maintain current levels of revenues and earnings. While we have an extensive customer base, loss of certain top customers could adversely affect our financial condition and results of operations until such business is replaced, and no assurances can be made that we would be able to regain or replace any lost customers.

Failure to develop and/or acquire new products and protect our intellectual property could negatively impact our future performance and growth.

Ongoing innovation and product development are important factors in our competitiveness, as is acquisition of new technologies. Failure to create and/or acquire new products and generate new ideas, including with the effective use of artificial intelligence, could negatively impact our ability to grow and deliver strong financial results. We may face difficulties marketing products produced using new technologies including, but not limited to, sustainable adhesives, which may adversely impact our sales and financial results.  Failure of our products to work as predicted could lead to liability and damage to our reputation.

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

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system, that we refer to as Project ONE, which will upgrade and standardize our information system. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2025, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia and various other businesses in North America and Europe, India, Middle East and Africa (EIMEA). During 2026 and beyond, we will continue implementation in Brazil and Asia Pacific.

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

In addition, our profitability is dependent on our ability to drive sustainable productivity improvements such as cost savings through organizational restructuring, including our Quantum Leap global supply chain restructuring initiative. Delays or unexpected costs may prevent us from realizing the full operational and financial benefits of such restructuring initiatives and may potentially disrupt our operations.

Macroeconomic Risks

Uncertainties in foreign economic, political, regulatory and social conditions and fluctuations in foreign currency may adversely affect our results.

Approximately 56 percent, or $2.0 billion, of our net revenue was generated outside the United States in 2025. International operations could be adversely affected by changes in economic, political, regulatory, and social conditions, especially in Brazil, Russia, China, the Middle East, including Turkey and Egypt, and other developing or emerging markets where we do business. An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Product demand often depends on end-use markets. Economic conditions that reduce consumer confidence or discretionary spending may reduce product demand. Challenging economic conditions may also impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, tariffs and other trade protection measures, anti-bribery and anti-corruption regulations, restrictions on repatriation of earnings and cash, currency controls implemented by foreign governments, differing intellectual property rights and changes in legal and regulatory requirements that restrict the sales of products or increase costs could adversely affect our results of operations.

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

Fluctuations and volatility in exchange rates between the U.S. dollar and other currencies could potentially result in increases or decreases in net revenue, cost of raw materials and earnings and may adversely affect the value of our assets outside the United States. In 2025, the change in foreign currencies negatively impacted our net revenue by approximately $20.1 million. In 2025, we spent approximately $1.7 billion for raw materials worldwide of which approximately $0.9 billion was purchased outside the United States. Based on 2025 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income of approximately $9.1 million or $0.17 per diluted share. Although we utilize risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenue, expenses and results of operations and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

Distressed financial markets may result in disruption to the availability of capital.

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

Military conflicts, including the Russia and Ukraine conflict, and the global response to these events, could adversely impact our revenues, gross margins and financial results.

The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine. Increases in energy demand and supply disruptions caused by the Russia and Ukraine conflict have resulted in significantly higher energy prices, particularly in Europe. It is not possible to predict the broader or longer-term consequences of that conflict or other military conflicts, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks. While the countries involved in these conflicts do not constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflicts' current scope could have a material adverse effect on our results of operations.

Catastrophic events could disrupt our operations or the operations of our suppliers or customers, having a negative impact on our financial results.

Unexpected events, including global pandemics, natural disasters and severe weather events, droughts, fires or explosions at our facilities or those of our suppliers, acts of war or terrorism, supply disruptions or breaches of security of our information technology systems could increase the cost of doing business or otherwise harm our operations, our customers and our suppliers. Such events could reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers and deliver products to our customers.

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

Failure to comply with regulatory reporting requirements may negatively impact our financial results and reputation.

We are subject to various financial and other regulatory reporting requirements imposed by governments and organizations in the U.S., EU, and across the globe, including the EU’s CSRD, California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and other new and proposed regulatory frameworks.  We are experiencing increased compliance burdens and costs to meet the regulatory obligations, and these obligations may adversely affect raw material sourcing, manufacturing operations, and the distribution of our products. Failure to comply with expanding regulatory requirements may result in fines, penalties, and increased compliance costs, impacting our financial results. Deficiencies in our regulatory reporting may also reduce customer confidence or otherwise negatively impact our reputation.

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

The Organization for Economic Co-operation and Development ("OECD"), an international association of 38 countries including the United States, finalized and adopted numerous changes to long-standing tax principles. Certain of these changes became effective for the Company in 2025 and will likely increase tax uncertainty and may adversely affect our provision for income taxes.

While the Company expects to qualify for transitional safe harbor relief in many jurisdictions, there remains uncertainty regarding the interpretation and application of the rules, especially in jurisdictions where safe harbor relief is not available or where local implementation deviates from OECD guidance. The Company may be subject to additional tax liabilities, including top-up taxes under the Global Anti-Base Erosion (GloBE) rules and Qualified Domestic Minimum Top-up Taxes (QDMTTs).

In addition, the enactment of the One Big Beautiful Bill Act (OBBBA) in the United States introduced significant changes to U.S. international tax provisions. These changes may interact with Pillar Two in complex ways.  While recent G7 statements suggest a potential “side-by-side” framework that could exempt certain U.S.-parented groups from these rules, the final outcome remains uncertain. The evolving nature of these reforms may impact our tax planning strategies, increase compliance costs, and create additional risks of double taxation or inconsistent treatment across jurisdictions.

We continue to monitor legislative developments and assess their potential impact on our global tax position.

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
●

expose us to interest rate risk since a portion of our debt obligations are at variable rates. This could negatively impact our earnings, cash flows and our ability to grow. For example, a one percentage point increase in the average interest rate on our floating rate debt at November 29, 2025 would increase future interest expense by approximately $6.6 million per year.

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

Governance and Management's Responsibilities

Our Board of Directors views the identification and effective management of cybersecurity threats as a critical component of overall risk management and oversight responsibilities and has delegated responsibility for oversight of this risk to the audit committee. The audit committee oversees the management of risks arising from cybersecurity threats and regularly reports to the Board of Directors regarding cybersecurity. Our audit committee oversees our enterprise risk management (“ERM”) process, and cybersecurity represents an important component of our overall approach to ERM. Our cybersecurity policies, standards, processes and practices are informed by the National Institute of Standards and Technology (NIST) Cybersecurity Framework and applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional program that is focused on identifying, assessing, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

Item 2. Properties

Principal executive offices and central research facilities are located in the St. Paul, Minnesota area. These facilities are company-owned. Manufacturing operations are carried out at 33 plants located throughout the United States and at 44 plants located in 24 other countries. In addition, numerous sales and service offices are located throughout the world. We believe that the properties owned or leased are suitable and adequate for our business. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked. The following is a list of our production facilities as of November 29, 2025 (each of the listed properties are owned by us, unless otherwise specified):

Hygiene, Health and Consumable Adhesives		Engineering Adhesives
Australia	Dandenong South	France	Surbourg
Australia	Sydney[1]	Germany	Wunstorf
Brazil	Curitiba[1]	Germany	Nienburg
Brazil	Guarulhos	Italy	Pianezze
Colombia	Rionegro	People's Republic of China	Beijing
Egypt	6th of October City - CPC Industrial Park	People's Republic of China	Chongqing
Finland	Valkeakoski[1]	People's Republic of China	Nanjing
France	Blois	People's Republic of China	Suzhou
Germany	Lueneburg	People's Republic of China	Yantai
Greece	Lamia	Portugal	Mindelo
India	Pune	Taiwan	Kaohsiung City[1,2]
Indonesia	Mojokerto	Turkey	Bursa[1,2]
Ireland	Dublin[1]	Turkey	İstanbul[1,2]
Italy	Viareggio	United Kingdom	Preston[1]
Kenya	Nairobi[1]	United States	California - Irvine[1]
Malaysia	Selangor	United States	California - Wilmington[1]
New Zealand	Auckland[1]	United States	California - Santa Fe Springs[1,2]
People's Republic of China	Guangzhou	United States	Georgia - Ball Ground[1]
Sweden	Landskrona	United States	Georgia - Norcross[1]
United Kingdom	Dukinfield	United States	Illinois - Frankfort - Corsair
United Kingdom	Milton Keynes[1]	United States	Illinois - Frankfort - West Drive
United States	California - Roseville	United States	Illinois - Northbrook[1,2]
United States	Georgia - Covington	United States	Illinois - Rockford[2]
United States	Georgia - Tucker	United States	Indiana - South Bend
United States	Illinois - Seneca	United States	Michigan - Clawson[1,2]
United States	Kentucky - Paducah	United States	Michigan - Grand Rapids
United States	Minnesota - Vadnais Heights	United States	Michigan - Troy[1]
United States	New York - Syracuse[1]	United States	Ohio - Bellevue[1]
United States	North Carolina - Hudson	United States	Ohio - Twinsburg[1,2]
United States	Ohio - Blue Ash	United States	Texas - Arlington[2]
United States	South Carolina - Simpsonville
United States	Texas - Mesquite	Idle Facilities
United States	Washington - Vancouver	Brazil	Sorocaba
		Canada	Ontario - Toronto[1]
Building Adhesive Solutions		Chile	Santiago
Belgium	Willebroek	Egypt	6th of October City - 3rd Industrial Zone
Germany	Langelsheim[1]	Germany	Frankfurt[1] - Vilbeler
Germany	Pirmasens	Philippines	Manila
Mexico	Coahuila[1]	United States	North Carolina - Charlotte
United Arab Emirates	Ras Al-Khaimah[1]
United Kingdom	Kirkby in Ashfield
United Kingdom	Lymington
United Kingdom	Mansfield[1]
United Kingdom	Staffordshire
United States	Michigan - Michigan Center
United States	Minnesota - Fridley
United States	Minnesota - Maple Grove
United States	Ohio - Chagrin Falls
United States	Texas - Houston

1 Leased Property

2 Application Center

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

In February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in September 2022. The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company’s divested North America Flooring business. As previously disclosed, the court ordered the parties and their insurers to attend a meditation session on October 21 and 22, 2025. At that mediation session, the Company and the plaintiffs agreed in principle to settle this matter for up to $75.0 million. Under the proposed settlement, in lieu of funding the maximum settlement amount, the Company’s payment obligations will be limited to validly submitted claims, settlement administration costs, service awards, and plaintiffs’ attorneys’ fees and expenses. The terms of a definitive settlement agreement are being negotiated and will be subject to court approval. In light of these developments, the Company concluded that a loss is probable and reasonably estimable and recorded an accrual in anticipation of the settlement of $34.8 million ($26.3 million after tax) based on a range of possible outcomes. This accrual is included in other accrued expenses in the Consolidated Balance Sheets as of November 29, 2025. The Company believes that it is entitled to reimbursement from its insurers for a substantial portion of the potential settlement amount as well as legal fees already incurred and paid and is actively pursuing reimbursement from its insurers.

For additional information regarding environmental matters and other legal proceedings, see Note 14 to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol FUL. As of January 16, 2026, there were 1,227 common shareholders of record for our common stock.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fourth quarter ended November 29, 2025.

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

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with cumulative total return on the S&P Small Cap 600 Index, Dow Jones U.S. Specialty Chemicals Index and S&P 600 Chemicals Index. This graph assumes a $100 investment in each of H.B. Fuller, the S&P Small Cap 600 Index, the Dow Jones U.S. Specialty Chemicals Index and S&P 600 Chemicals Index at the close of trading on November 28, 2020, and also assumes the reinvestment of all dividends.

Item 6. Selected Financial Data

Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

H.B. Fuller Company is a global formulator, manufacturer and marketer of adhesives and other specialty chemical products. We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Building Adhesive Solutions. See Operating Segment Results for further discussion of changes to our operating segments in fiscal 2025.

The Hygiene, Health and Consumable Adhesives operating segment manufactures and supplies adhesives products in the assembly, packaging, converting, nonwoven, hygiene, health and beauty, flexible packaging, graphic arts and envelope markets. The Engineering Adhesives operating segment provides high-performance adhesives to the transportation, electronics, clean energy, aerospace and defense, textile, appliance and heavy machinery markets. The Building Adhesive Solutions operating segment manufactures and provides specialty adhesives, sealants, tapes and application devices for commercial building roofing systems, heavy infrastructure projects, road/highway transportation applications, telecom/5G utilities, industrial LNG plants, building envelope applications, HVAC insulation systems, performance woodworking and insulating glass.

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

The pace of economic growth directly impacts certain industries to which we supply products. For example, adhesives-related revenues from durable goods customers in areas such as appliances, furniture and other woodworking applications tend to fluctuate with the overall economic activity. In our Building Adhesive Solutions operating segment and business components such as insulating glass, revenues tend to move with more specific economic indicators such as housing starts and other construction-related activity.

The movement of foreign currency exchange rates as compared to the U.S. dollar impacts the translation of the foreign entities’ financial statements into U.S. dollars. As foreign currencies weaken against the U.S. dollar, our revenues and costs decrease as the foreign currency-denominated financial statements translate into fewer U.S. dollars. The fluctuations of the Euro, British pound sterling, Turkish lira, Egyptian pound, Brazilian real, Mexican peso and Chinese renminbi against the U.S. dollar have the largest impact on our financial results as compared to all other currencies. In 2025, currency fluctuations had a negative impact on net revenue of approximately $20.1 million as compared to 2024.

Key financial results and transactions for 2025 included the following:

●

Net revenue decreased 2.7 percent from 2024 primarily driven by a 2.1 percent decrease due to acquisitions/divestitures, a 0.8 percent decrease in sales volume and a 0.6 percent decrease due to currency fluctuations partially offset by a 0.8 percent increase in product pricing.

●

Gross profit margin increased to 31.1 percent in 2025 from 29.8 percent in 2024, due to higher product pricing, lower raw materials cost, the impact of acquisitions/divestitures and restructuring actions.

●

Net income attributable to H.B. Fuller increased to $152.0 in 2025 from $130.3 in 2024, due to higher gross profit, increased pension and other postretirement plan income partially offset by higher compensation expense. In 2025, our diluted earnings per share was $2.75 compared to $2.30 in 2024.

●	Adjusted EBITDA increased 4.5 percent from 2024 primarily driven by higher net income and depreciation and amortization expense.

●	Cash flow generated by operating activities was $263.5 million in 2025 as compared to $302.4 million in 2024.

Our total year organic revenue growth, which we define as the combined variances from sales volume and product pricing, was flat for 2025 compared to 2024 due to an increase in product pricing offset by a decrease in sales volume.

Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to the reported results determined in accordance with U.S. GAAP. For a reconciliation of Adjusted EBITDA to net income attributable to H.B. Fuller as reflected in the audited consolidated statements of income, see “Non-GAAP Measures” below.

Information pertaining to fiscal year 2023 was included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2024, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on January 23, 2025.

Project ONE

In December 2012, our Board of Directors approved a multi-year project to replace and enhance our existing core information technology platforms. The scope for this project includes most of the basic transaction processing for the Company including customer orders, procurement, manufacturing and financial reporting. The project envisions harmonized business processes for each of our operating segments supported with one standard software configuration. The execution of this project, which we refer to as Project ONE, is being supported by internal resources and consulting services. Implementation of Project ONE began in our North America adhesives business in 2014 and, through 2025, we completed implementation of this system in various parts of our business including Latin America (except Brazil), Australia, and various other businesses in North America and EIMEA. During 2026 and beyond, we will continue implementation in Brazil and Asia Pacific.

Total expenditures for Project ONE are estimated to be $300 to $320 million, of which 60-65% is expected to be capital expenditures. Our total project-to-date expenditures are approximately $265 million, of which approximately $165 million are capital expenditures. Given the complexity of the implementation, the total investment to complete the project may exceed our estimate.

Restructuring Plans

During the second and third quarters of 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $80.0 million to $85.0 million ($54.6 million to $58.0 million after-tax), which include (i) cash expenditures of approximately $47.0 million to $48.0 million ($32.1 million to $32.8 million after-tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $79.2 million under the Plans as of November 29, 2025. The Plans were implemented in the second quarter of fiscal year 2023 and were completed as of November 29, 2025. Remaining cash payments will continue into fiscal year 2026.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our results of operations and financial condition are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements relate to goodwill impairment; pension and other postretirement plan assumptions; long-lived assets recoverability; valuation of product, environmental and other litigation liabilities; valuation of deferred tax assets and accuracy of tax contingencies; and valuation of acquired assets and liabilities.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units are as follows: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Building Adhesive Solutions.

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable events or changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit to its carrying value, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate forecasted revenue and related revenue growth rate, the earnings before interest, taxes, depreciation and amortization ("EBITDA") margins rate and the weighted average cost of capital. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our 2025 impairment test, included a 21.4 percent control premium.

For the 2025 impairment test, the fair value of the reporting units exceeded the respective carrying values by a range of 33 percent to 80 percent. Significant assumptions used in the DCF analysis included discount rates that ranged from 10.4 percent to 10.7 percent and long-term revenue growth rates and EBITDA margins.

See Note 5 to the Consolidated Financial Statements for further information regarding goodwill. See Note 2 to the Consolidated Financial Statements for further information regarding the impairment of goodwill associated with the North America Flooring business that was held for sale as of November 30, 2024.

Pension and Other Postretirement Plan Assumptions

We sponsor defined-benefit pension plans in both the U.S. and non-U.S. entities. Also in the U.S., we sponsor other postretirement plans for health care and life insurance benefits. Expenses and liabilities for the pension plans and other postretirement plans are actuarially calculated. These calculations are based on our assumptions related to the discount rate, expected return on assets, projected salary increases and health care cost trend rates. Note 10 to the Consolidated Financial Statements includes disclosure of assumptions employed in these measurements for both the U.S. and non-U.S. plans.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.15 percent at November 29, 2025, 5.23 percent at November 30, 2024 and 5.66 percent at December 2, 2023. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at November 29, 2025 would impact U.S. pension and other postretirement plan (income) expense by $0.1 million (pre-tax) in fiscal 2025. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.50 percent in 2025 and 7.75 percent in both 2024 and 2023. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2025, the expected long-term rate of return on the target equities allocation was 8.50 percent and the expected long-term rate of return on the target fixed-income allocation was 5.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2.8 million (pre-tax).

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

	Total		Fixed
U.S. Pension Plan Historical Actual Rates of Return	Portfolio	Equities	Income

10-year period	7.4%	10.9%	3.3%
20-year period	6.4%	7.9%	5.5%

Beginning in 2022, our target allocation migrated from 60 percent equities and 40 percent fixed-income to 55 percent equities and 45 percent fixed income. The historical actual rate of return for the fixed income of 5.5 percent is since inception (18 years, 11 months).

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted average of 5.03 percent in 2025 compared to 5.01 percent in 2024 and 5.02 percent in 2023. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 4.50 percent and the expected long-term rate of return on plan assets for Germany was 5.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

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

See Note 2 to the Consolidated Financial Statements for further information regarding the impairment of long-lived assets associated with the North America Flooring business that was held for sale as of November 30, 2024.

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

For cases in which insurance coverage is available, the gross amount of the estimated liabilities is accrued, and a receivable is recorded for any realizable insurance recoveries. A discussion of environmental, product and other litigation liabilities is disclosed in Item 3. Legal Proceedings and Note 14 to the Consolidated Financial Statements.

Based upon currently available facts, we do not believe that the ultimate resolution of any pending legal proceeding, individually or in the aggregate, will have a material adverse effect on our long-term financial condition. However, adverse developments and/or periodic settlements could negatively affect our future results of operations or cash flows.

Income Tax Accounting

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the Consolidated Statements of Income. The valuation allowance to reduce deferred tax assets totaled $11.1 million as of November 29, 2025, and $11.7 million as of November 30, 2024.

We recognize tax benefits for tax positions for which it is more-likely-than-not that the tax position will be sustained by the applicable tax authority at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We do not recognize a financial statement benefit for a tax position that does not meet the more-likely-than-not threshold. We believe that our liabilities for income taxes reflect the most likely outcome. It is difficult to predict the final outcome or the timing of the resolution of any particular tax position. Future changes in judgment related to the resolution of tax positions will impact earnings in the quarter of such change. We adjust our income tax liabilities related to tax positions in light of changing facts and circumstances. Settlement with respect to a tax position would usually require cash. Based upon our analysis of tax positions taken on prior year returns and expected tax positions to be taken for the current year tax returns, we have identified gross uncertain tax positions of $9.2 million as of November 29, 2025 and $15.6 million as of November 30, 2024.

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

Results of Operations

Net revenue

($ in millions)	2025	2024	2025 vs 2024
Net revenue	$3,473.6	$3,568.7	(2.7)%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions/divestitures (M&A) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for fiscal 2025 compared to fiscal 2024.

2025 vs 2024
Organic revenue growth	0.0%
M&A	(2.1)%
Currency	(0.6)%
Net revenue growth	(2.7)%

Organic revenue in 2025 compared to 2024 was flat and consisted of a 0.7 percent increase in Engineering Adhesives, a 0.1 percent increase in Hygiene, Health and Consumable Adhesives and a 1.3 percent decrease in Building Adhesive Solutions. The flat organic revenue was driven by a 0.8 percent increase in product pricing offset by a 0.8 percent decrease in sales volume. The 2.1 percent decrease from M&A was due to our acquisitions and divestiture that occurred during the last year. The negative 0.6 percent currency impact was primarily driven by a weaker Turkish lira, Egyptian pound, Brazilian real, Mexican peso and Chinese renminbi offset by a stronger Euro and British pound sterling compared to the U.S. dollar.

Cost of sales

($ in millions)	2025	2024	2025 vs 2024
Cost of sales	$2,392.9	$2,506.9	(4.5)%
Percent of net revenue	68.9%	70.2%

Cost of sales in 2025 compared to 2024 decreased 130 basis points as a percentage of net revenue. Raw material cost as a percentage of net revenue decreased 100 basis points in 2025 compared to 2024 due to higher pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue decreased 30 basis points in 2025 compared to 2024.

Gross profit

($ in millions)	2025	2024	2025 vs 2024
Gross profit	$1,080.7	$1,061.9	1.8%
Percent of net revenue	31.1%	29.8%

Gross profit in 2025 increased 1.8 percent and gross profit margin increased 130 basis points compared to 2024. The increase in gross profit margin as a percentage of net revenue was primarily due to higher pricing, lower raw materials cost and a decrease in other manufacturing costs.

Selling, general and administrative (SG&A) expenses

($ in millions)	2025	2024	2025 vs 2024
SG&A	$725.6	$713.7	1.7%
Percent of net revenue	20.9%	20.0%

SG&A expenses for 2025 compared to 2024 increased 90 basis points as a percentage of net revenue. The increase is due to the impact of acquisitions/divestitures and higher compensation costs.

Other expense, net

($ in millions)	2025	2024
Other expense, net	$(11.1)	$(37.1)

Other expense, net in 2025 included $34.8 million for a loss contingency associated with ongoing litigation, $2.3 million for a loss in sale of business and $1.3 million loss of other expense, partially offset by a $22.8 million of pension and other postretirement plan income, a $3.6 million gain on disposal of assets and $0.9 million of currency transaction gains. Other expense, net in 2024 included a $47.3 million loss on the impairment of assets associated with our North American flooring business that was held for sale as of November 30, 2024, $2.5 million of currency transaction losses, a $2.0 million loss on an equity investment and $1.6 million of other expense, partially offset by $15.9 million of net defined benefit pension benefits and a $0.4 million gain on disposal of assets.

Interest expense

($ in millions)	2025	2024
Interest expense	$133.3	$133.1

Interest expense was $133.3 million and $133.1 million in 2025 and 2024, respectively. We capitalized $0.6 million and $1.9 million of interest expense in 2025 and 2024, respectively.

Interest income

($ in millions)	2025	2024
Interest income	$4.8	$4.7

Interest income in 2025 and 2024 was $4.8 million and $4.7 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income tax expense:

($ in millions)	2025	2024
Income tax expense	$67.1	$56.4
Effective tax rate	31.2%	30.9%

Income tax expense of $67.1 million in 2025 includes $7.5 million of discrete tax expense, primarily related to the impact of withholding tax recorded on earnings no longer permanently reinvested, offset by various U.S. and foreign tax matters. Excluding the discrete tax expense of $7.5 million, the overall effective tax rate was 27.7 percent.

Income tax expense of $56.4 million in 2024 includes $5.5 million of discrete tax benefit, primarily related to various foreign tax matters as well as an excess tax benefit related to U.S. stock compensation. Excluding the discrete tax benefit of $5.5 million, the overall effective tax rate was 33.9 percent.

The decrease in the overall effective tax rate for 2025 compared to 2024, excluding the impact of discrete items, is primarily due to the change in the mix of earnings across jurisdictions.

Income from equity method investments

($ in millions)	2025	2024
Income from equity method investments	$3.8	$4.1

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for 2025 compared to 2024 is due to the unfavorable impact of the weakening of the Japanese yen against the U.S. dollar.

Net income attributable to H.B. Fuller

($ in millions)	2025	2024	2025 vs 2024
Net income attributable to H.B. Fuller	$152.0	$130.3	16.7%
Percent of net revenue	4.4%	3.6%

Net income attributable to H.B. Fuller was $152.0 million in 2025 compared to $130.3 million in 2024. due to higher gross profit, increased pension and other postretirement plan income offset by higher compensation expense. Diluted earnings per share were $2.75 per share in 2025 and $2.30 per share in 2024.

Adjusted EBITDA

($ in millions)	2025	2024	2025 vs 2024
Adjusted EBITDA	$620.7	$593.9	4.5%
Percent of net revenue	17.9%	16.6%

Adjusted EBITDA for H.B. Fuller was $620.7 million in 2025 compared to $593.9 million in 2024. Adjusted EBITDA as a percentage of net revenue increased 130 basis points in 2025 compared to 2024 due to higher net income and depreciation and amortization expense. For a reconciliation of Adjusted EBITDA to net income attributable to H.B. Fuller as reflected in the audited consolidated statements of income see “Non-GAAP Measures” below.

Operating Segment Results

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and Adjusted EBITDA of each of our segments are regularly reviewed by our chief executive officer, who acts as our chief operating decision maker, to make decisions about resources to be allocated to the segments and assess their performance. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization and foreign currency gain/loss, adjusted for other items within a relevant period which are not reflective of the segment’s operating performance in the period. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment.

As of November 30, 2024, our three operating segments consisted of Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. As of the beginning of fiscal 2025, we reorganized our operating segments by selling our North America Flooring business, previously part of the Construction Adhesives operating segment, and combining our Insulated Glass, Woodworking and Composite businesses, previously part of the Engineering Adhesives operating segment, with Construction Adhesives Roofing and Building Envelope and Infrastructure businesses to form the Building Adhesive Solutions operating segment. All financial results related to North America Flooring have been moved to our Corporate Unallocated segment. Prior period segment information has been recast retrospectively to reflect the realignment.

The tables below provide certain information regarding the net revenue, Adjusted EBITDA and Adjusted EBITDA margin of each of our operating segments. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenue for each operating segment. Corporate Unallocated amounts include business acquisition and integration costs, organizational restructuring charges and project costs associated with implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE. As a result of the change in operating segments and the sale of our North America Flooring business, we have retrospectively moved the results of our divested North America Flooring business to Corporate Unallocated for prior periods.

Net Revenue by Segment

	2025		2024
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$1,551.8	45%	$1,546.5	43%
Engineering Adhesives	1,061.8	30%	1,009.0	28%
Building Adhesive Solutions	860.0	25%	856.5	24%
Segment total	3,473.6	100%	3,412.0	95%
Corporate Unallocated	-	0%	156.7	5%
Total	$3,473.6	100%	$3,568.7	100%

Adjusted EBITDA

	2025		2024
	Adjusted	% of	Adjusted	% of
($ in millions)	EBITDA	Total	EBITDA	Total
Hygiene, Health and Consumable Adhesives	$244.4	39%	$245.8	41%
Engineering Adhesives	236.0	38%	200.5	34%
Building Adhesive Solutions	134.0	22%	133.2	23%
Segment total	614.4	99%	579.5	98%
Corporate Unallocated	6.3	1%	14.4	2%
Total	$620.7	100%	$593.9	100%

Hygiene, Health and Consumable Adhesives

($ in millions)	2025	2024	2025 vs 2024
Net revenue	$1,551.8	$1,546.5	0.3%
Segment adjusted EBITDA	$244.4	$245.8	(0.6)%
Segment adjusted EBITDA margin	15.7%	15.9%

The following tables provide details of Hygiene, Health and Consumable Adhesives net revenue variances:

2025 vs 2024
Organic revenue growth	0.1%
M&A	1.5%
Currency	(1.3)%
Net revenue growth	0.3%

Net revenue increased 0.3 percent in 2025 compared to 2024. The 0.1 percent increase in organic revenue growth was attributable to an increase in product pricing, partially offset by a decrease in sales volume. The 1.5 percent increase in net revenue from M&A was due to acquisitions of GEM S.r.l and Medifill Limited in the first quarter of 2025. The 1.3 percent negative currency effect was due to a weaker Egyptian pound, Brazilian real, Mexican peso and Turkish lira offset by a stronger Euro compared to the U.S. dollar. As a percentage of net revenue, raw material costs increased 10 basis points. Other manufacturing costs as a percentage of net revenue decreased 20 basis points. SG&A expenses as a percentage of net revenue increased 100 basis points due to the impact of acquisitions and higher compensation costs. Segment adjusted EBITDA margin increased 70 basis points due to higher depreciation and amortization expense and higher pension and other postretirement plan income. Segment adjusted EBITDA decreased 0.6 percent and segment adjusted EBITDA margin decreased 20 basis points in 2025 as compared to 2024.

Engineering Adhesives

($ in millions)	2025	2024	2025 vs 2024
Net revenue	$1,061.8	$1,009.0	5.2%
Segment adjusted EBITDA	$236.0	$200.5	17.7%
Segment adjusted EBITDA margin	22.2%	19.9%

The following tables provide details of Engineering Adhesives net revenue variances:

2025 vs 2024
Organic revenue growth	0.7%
M&A	4.7%
Currency	(0.2)%
Net revenue growth	5.2%

Net revenue increased 5.2 percent in 2025 compared to 2024. The 0.7 percent increase in organic revenue growth was attributable to an increase in product pricing. The 4.7 percent increase in net revenue from M&A was due to the acquisition of ND Industries, Inc. and ND Industries Asia, Inc. in the second quarter of 2024. The 0.2 percent negative currency effect was due to a weaker Chinese renminbi, Turkish lira and Mexican peso offset by a stronger Euro and British pound sterling compared to the U.S. dollar. As a percentage of net revenue, raw material costs decreased 260 basis points due to increased pricing, lower raw material costs and the impact of acquisitions. Other manufacturing costs as a percentage of net revenue increased 20 basis points. SG&A expenses as a percentage of net revenue increased 60 basis points primarily due to the impact of acquisitions and higher compensation costs. Segment adjusted EBITDA margin increased 50 basis points due to higher depreciation and amortization expense and higher pension and other postretirement plan income. Segment adjusted EBITDA increased 17.7 percent and segment adjusted EBITDA margin increased 230 basis points in 2025 as compared to 2024.

Building Adhesive Solutions

($ in millions)	2025	2024	2025 vs 2024
Net revenue	$860.0	$856.5	0.4%
Segment adjusted EBITDA	$134.0	$133.2	0.6%
Segment adjusted EBITDA margin	15.6%	15.6%

The following tables provide details of Construction Adhesives net revenue variances:

2025 vs 2024
Organic revenue growth	(1.3)%
M&A	1.5%
Currency	0.2%
Net revenue growth	0.4%

Net revenue increased 0.4 percent in 2025 compared to 2024. The 1.3 percent decrease in organic revenue growth was attributable to a decrease in sales volume, partially offset by an increase in product pricing. The 1.5 percent increase in net revenue from M&A was due to the acquisition of HS Butyl in the third quarter of 2024. The 0.2 percent positive currency effect was due to a stronger Euro and British pound sterling offset by a weaker Turkish lira and Australian dollar compared to the U.S. dollar.  As a percentage of net revenue, raw material costs decreased 100 basis points due to increased pricing and lower raw material costs. Other manufacturing costs as a percentage of net revenue increased 50 basis points. SG&A expenses as a percentage of net revenue increased 90 basis points primarily due to higher compensation costs. Segment adjusted EBITDA margin increased 40 basis points due to higher depreciation and amortization expense and higher pension and other postretirement plan income. Segment adjusted EBITDA increased 0.6 percent and segment adjusted EBITDA margin was flat in 2025 as compared to 2024.

Corporate Unallocated

($ in millions)	2025	2024	2025 vs 2024
Net revenue	$-	$156.7	(100.0)%
Adjusted EBITDA	$6.3	$14.4	(56.3)%

Corporate Unallocated includes acquisition and integration-related charges, restructuring-related charges and costs related to the implementation of Project ONE. As a result of the change in operating segments and the sale of our North America Flooring business, we have retrospectively moved the results of our divested North America Flooring business to Corporate Unallocated for prior periods.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of November 29, 2025 were $107.2 million compared to $169.4 million as of November 30, 2024. Total long and short-term debt was $2,016.9 million as of November 29, 2025 and $2,010.6 million as of November 30, 2024.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. At November 29, 2025, we were in compliance with all covenants of our contractual obligations for outstanding indebtedness as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of November 29, 2025
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.50	2.3
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	4.9
[1]	TTM = trailing 12 months

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

We believe we have the ability to meet all of our contractual obligations and commitments in fiscal 2026.

Net Financial Assets (Liabilities)

($ in millions)	2025	2024
Financial assets:
Cash and cash equivalents	$107.2	$169.4
Foreign exchange contracts	4.8	2.1
Interest rate swaps	-	1.8
Financial liabilities:
Notes payable	-	(0.6)
Long-term debt	(2,016.9)	(2,010.1)
Foreign exchange contracts	(0.6)	(7.1)
Interest rate swaps	(29.0)	(33.0)
Net investment hedges	(113.1)	(51.9)
Net financial liabilities	$(2,047.6)	$(1,929.4)

Of the $107.2 million in cash and cash equivalents as of November 29, 2025, $105.4 million was held outside the U.S. Of the $105.4 million of cash held outside the U.S., earnings of $104.6 million are indefinitely reinvested outside of the U.S. It is not practical for us to determine the U.S. tax implications of the repatriation of these funds.

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

Debt Outstanding and Debt Capacity

Notes Payable

There were no notes payable at November 29, 2025 and a balance of $0.6 million at November 30, 2024. Notes payable primarily represents various foreign subsidiaries’ short-term borrowings that were not part of committed lines. The weighted-average interest rate on these short-term borrowings was approximately 1.35 percent in 2024.

Long-Term Debt

Long-term debt consists of a senior secured term loan (“Term Loan A”) with an aggregate principal amount of $500.0 million and a senior secured term loan (“Term Loan B”) with an aggregate principal amount of $994.0 million, issued pursuant to a Second Amended and Restated Credit Agreement, dated as of February 15, 2023, as amended. Interest on Term Loan A is payable at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (5.52 percent at November 29, 2025). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. At November 29, 2025, a balance of $431.3 million was outstanding on Term Loan A. Interest on Term Loan B is payable at SOFR plus an interest rate spread of 1.75 percent with a SOFR floor of 0.50 percent (5.67 percent at November 29, 2025). Term Loan B matures on February 15, 2030. At November 29, 2025, a balance of $979.1 million was outstanding on Term Loan B. On January 12, 2023, we entered into an interest rate swap agreement (amended on February 28, 2023) to convert $400,000 of our variable rate 1-month SOFR debt to a fixed rate of 3.7260. On March 16, 2023, we entered into interest rate swap agreements to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent and to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent.

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

Interest payable on our long-term debt totaled $4.5 million as of November 29, 2025.

Revolving Credit Facility

We have a revolving credit agreement with a consortium of financial institutions at November 29, 2025. This revolving credit agreement creates a secured multi-currency revolving credit facility that we can draw upon to repay existing indebtedness, finance working capital needs, finance acquisitions and for general corporate purposes up to a maximum of $700.0 million. Interest on the revolving credit facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (5.52 percent at November 29, 2025). A facility fee of 20 basis points of the unused commitment under the revolving credit facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At November 29, 2025, there was $36.0 million outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

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

Goodwill and Other Intangible Assets

As of November 29, 2025, goodwill totaled $1,680.1 million (32.4 percent of total assets) and other intangible assets, net of accumulated amortization, totaled $805.9 million (15.5 percent of total assets).

The components of goodwill and other identifiable intangible assets, net of amortization, by segment are as follows:

	2025

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
($ in millions)	Adhesives	Adhesives	Solutions	Total
Goodwill	$517.8	$610.1	$552.2	$1,680.1
Purchased technology and patents	124.8	29.4	20.6	174.8
Customer relationships	108.4	248.0	227.8	584.2
Tradenames	21.0	16.5	9.4	46.9

	2024

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
($ in millions)	Adhesives	Adhesives	Solutions	Total
Goodwill	$399.5	$581.3	$551.4	$1,532.2
Purchased technology and patents	38.5	32.2	21.8	92.5
Customer relationships	111.2	268.8	258.8	638.8
Tradenames	9.2	18.1	11.1	38.4
Indefinite-lived intangible assets	-	0.2	0.3	0.5

Selected Metrics of Liquidity and Capital Resources

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivables days sales outstanding (DSO), inventory days on hand, free cash flow and debt capitalization ratio.

	November 29,	November 30,
	2025	2024
Net working capital as a percentage of annualized net revenue[1]	15.8%	14.5%
Trade receivables DSO (in days)[2]	57	55
Inventory days on hand (in days)[3]	73	67
Trade accounts payable DPO (in days)[4]	70	68
Free cash flow [5]	$121.2	$163.2
Debt capitalization ratio[6]	50.2%	50.8%

1 Net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue.

2 Trade receivables net of allowance for doubtful accounts multiplied by 91 (13 weeks) and divided by the net revenue.

3 Total inventory multiplied by 91 (13 weeks) and divided by cost of sales (excluding delivery costs).

4 Trade accounts payable multiplied by 91 (13 weeks) and divided by cost of sales.

5 Net cash provided by operating activities less purchased property, plant and equipment. See "Non GAAP Measures" for reconciliation of net cash provided by operating activities to free cash flow.

6 Total debt divided by total debt plus total stockholders’ equity.

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less purchased property, plant and equipment. Free cash flow is an integral financial measure used by the Company to assess its ability to generate cash in excess of its operating needs, therefore, the Company believes this financial measure provides useful information to investors. For a reconciliation of net cash provided by operating activities to free cash flow see “Non-GAAP Measures” below.

Summary of Cash Flows

Cash Flows from Operating Activities

($ in millions)	2025	2024
Net cash provided by operating activities	$263.5	$302.4

Net income including non-controlling interest was $152.1 million in 2025 and $130.4 million in 2024. Depreciation and amortization expense totaled $178.3 million in 2025 compared to $174.7 million in 2024. The higher depreciation and amortization expense in 2025 is related to the assets acquired in our business acquisitions.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a use of cash of $51.9 million compared to a source of cash of $28.6 million in 2025 and 2024, respectively. Following is an assessment of each of the net working capital components:

●

Trade Receivables, net – Changes in trade receivables resulted in a $3.4 million use of cash in 2025 and a $10.7 million source of cash in 2024. The use of cash in 2025 compared to source of cash in 2024 was due to less cash collected on trade receivables in the current year compared to the prior year. The DSO was 57 days at November 29, 2025 and 55 days at November 30, 2024.

●

Inventory – Changes in inventory resulted in a $10.3 million and a $30.1 use of cash in 2025 and 2024, respectively. The lower use of cash in 2025, compared to 2024 was due to higher inventory purchases at higher prices in 2024 compared to the current year. Inventory days on hand were 73 days at November 29, 2025 and 67 days on hand at November 30, 2024.

●

Trade Payables – Changes in trade payables resulted in a $38.2 million use of cash in 2025 compared to a $47.9 million source of cash in 2024. The use of cash in 2025 compared to the source of cash in 2024 reflects higher payments on trade payables in the current year compared to the prior year. The DPO was 70 days at November 29, 2025 and 68 days at November 30, 2024.

Contributions to our pension and other postretirement benefit plans were $3.3 million and $2.9 million in 2025 and 2024, respectively. Income taxes payable resulted in a $6.1 million and a $23.1 million use of cash in 2025 and 2024, respectively. Other assets resulted in a $28.7 million and a $17.5 million use of cash in 2025 and 2024, respectively. The higher use of cash in 2025 compared to 2024 is primarily driven by short-term investments and other taxes partially offset by a decrease in other long-term prepaid assets in 2025 compared to 2024. Other accrued expenses resulted in a $35.3 million and $6.0 million source of cash in 2025 and 2024, respectively. The large source of cash in 2025 compared to 2024 is primarily due to a liability for a loss contingency associated with ongoing litigation. Accrued compensation resulted in a $4.9 million and a $12.7 million source of cash in 2025 and 2024, respectively, relating to lower overall compensation accruals at the end of 2025 compared to 2024. Other liabilities resulted in a $34.9 million source of cash and a $30.3 million use of cash in 2025 and 2024, respectively. The source of cash in 2025 compared to use of cash in 2024 was due to an increase in hedging liabilities from interest rate swap activity of $55.3 million in 2025 compared to a decrease of $6.2 million in the prior year. In 2024, we also recorded a $47.3 million loss on the impairment of assets held for sale.

Cash Flows used in Investing Activities

($ in millions)	2025	2024
Net cash used in investing activities	$(232.2)	$(407.1)

Purchases of property, plant and equipment were $142.3 million in 2025 compared to $139.2 million in 2024. The higher purchases in 2025 reflect the timing of capital projects and expenditures related to growth initiatives. We paid cash, net of cash acquired, of $167.0 million and $273.9 million for purchased businesses in 2025 and 2024, respectively. We received cash of $75.7 million in proceeds from the sale of a business in 2025. Proceeds from the sale of property, plant and equipment were $5.0 million in 2025 compared to $1.2 million in 2024. We received cash of $4.9 million in proceeds from insurance recoveries related to property, plant and equipment in 2024.

Cash Flows from Financing Activities

($ in millions)	2025	2024
Net cash provided by financing activities	$(107.9)	$112.1

In 2025, we received $1,300.3 million in proceeds and repaid $1,305.4 million of long-term debt including borrowings and repayments on our revolving credit facility and in 2024, we received $1,932.9 million in proceeds and repaid $1,764.9 million of long-term debt. See Note 7 to the Consolidated Financial Statements for further discussion of debt borrowings and repayments. Debt issuance costs of $1.0 million were paid in 2025 compared to $3.5 million paid in 2024. Cash paid for dividends were $50.3 million and $47.6 million in 2025 and 2024, respectively. Cash generated from the exercise of stock options was $9.8 million and $35.9 million in 2025 and 2024, respectively. Indirect repurchases of common stock through a net-settlement feature related to statutory minimum tax withholding upon vesting of restricted stock were $3.8 million in 2025 compared to $7.8 million in 2024. We had $56.9 million of repurchases of stock from our share repurchase program in 2025 and $31.8 million of repurchases of common stock from our share repurchase program in 2024.

We expect 2026 capital expenditures to be approximately $160.0 million.

Non-GAAP Measures

We use both GAAP and non-GAAP financial measures for operational and financial decision making, and to assess Company and segment business performance. Our non-GAAP measures include Adjusted EBITDA and Free Cash Flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

These non-GAAP measures allow management and investors to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions to understand operating performance without regard to items we do not consider a component of our core operating performance. Furthermore, these non-GAAP measures allow investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve Adjusted EBITDA. Management uses these measures in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. Further, our Board of Directors uses certain of these and other measures as key metrics to determine management performance under our performance-based compensation plans. For these reasons, we believe these non-GAAP measures are useful for our investors.

Adjusted EBITDA is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes depreciation, amortization, interest income, interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBITDA include, but are not limited to, costs for acquisition projects, organizational realignment, Project One, business divestitures, discrete taxes, and the income tax effect on these adjustments.  For Adjusted EBITDA, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in future periods in which there is an impact from the item. The following table reflects the manner in which Adjusted EBITDA is determined and provides a reconciliation of Adjusted EBITDA to Net income attributable to H.B. Fuller, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP.

Reconciliation of Net income attributable to H.B. Fuller to Adjusted EBITDA

	Year Ended
	November 29,	November 30,	December 2,
	2025	2024	2023

Net income attributable to H.B. Fuller	$151,967	130,256	144,906

Adjustments:
Acquisition project costs	15,412	11,035	16,874
Organizational realignment	31,424	39,996	29,900
Project One	10,237	11,885	9,815
Business divestiture	-	47,267	-
Other[1]	39,155	(1,981)	(611)
Discrete tax items	7,467	(5,469)	26,085
Income tax effect on adjustments	(21,054)	(15,811)	(10,604)
Adjusted net income attributable to H.B. Fuller	234,608	217,178	216,365

Add:
Interest expense[2]	132,431	133,122	131,913
Interest income	(4,820)	(4,679)	(3,943)
Income taxes	80,717	77,661	78,047
Depreciation and amortization expense[3]	177,724	170,573	158,456
Adjusted EBITDA	620,660	593,855	580,838

1 Other includes losses associated with ongoing litigation and product claims related to a divested business and costs associated with the exit of a product line for the year ended November 29, 2025.

2 Interest expense added back for EBITDA is adjusted for amounts already included in adjusted net income attributable to H.B. Fuller.

3 Depreciation and amortization expense added back for EBITDA is adjusted for amounts already included in adjusted net income attributable to H.B. Fuller.

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

Reconciliation of Net cash provided by operating activities to Free cash flow

($ in millions)	2025	2024
Net cash provided by operating activities	$263.5	$302.4
Less: Purchased property, plant and equipment	142.3	139.2
Free cash flow	$121.2	$163.2

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

Interest Rate Risk

Exposure to changes in interest rates results primarily from borrowing activities used to fund operations. Committed floating rate credit facilities are used to fund a portion of operations. We believe that probable near-term changes in interest rates would not materially affect our financial condition, results of operations or cash flows. The annual impact on interest expense of a one-percentage point interest rate change on the outstanding balance of our variable rate debt, net of interest rate swap derivatives as of November 29, 2025, would have resulted in a change in net income of approximately $6.6 million or $0.12 per diluted share.

Foreign Exchange Risk

As a result of being a global enterprise, there is exposure to market risks from changes in foreign currency exchange rates. Our operating results, financial condition and net investment in foreign subsidiaries are subject to both currency translation and currency transaction risk. Approximately 56 percent of net revenue was generated outside of the United States in 2025. Principal foreign currency exposures relate to the Euro, Turkish lira, Egyptian pound, Brazilian real, Mexican peso, Chinese renminbi, British pound sterling, Indian Rupee, Australian dollar and Canadian dollar.

We enter into cross-border transactions through importing and exporting goods to and from different countries and locations. These transactions generate foreign exchange risk as they create assets, liabilities and cash flows in currencies other than their functional currency. This also applies to services provided and other cross-border agreements among subsidiaries. Our objective is to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts.

In the event a natural hedge is not available, we take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments.

Based on 2025 financial results, a hypothetical one percent change in our cost of sales due to foreign currency rate changes would have resulted in a change in net income attributable to H.B. Fuller of approximately $9.1 million or $0.17 per diluted share. Based on 2025 financial results and foreign currency balance sheet positions as of November 29, 2025, a hypothetical overall 10 percent change in the U.S. dollar would have resulted in a change in net income of approximately $18.0 million or $0.32 per diluted share.

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

The purchase of raw materials is our largest expenditure. Our objective is to purchase raw materials that meet both our quality standards and production needs at the lowest total cost. Most raw materials are purchased on the open market or under contracts that limit the frequency but not the magnitude of price increases. In some cases, however, the risk of raw material price changes is managed by strategic sourcing agreements which limit price increases to increases in supplier feedstock costs, while requiring decreases as feedstock costs decline. The leverage of having substitute raw materials approved for use wherever possible is used to minimize the impact of possible price increases. Based on 2025 financial results, a hypothetical one percent change in our raw material costs would have resulted in a change in net income of approximately $12.6 million or $0.23 per diluted share.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of H.B. Fuller Company and subsidiaries (the Company) as of November 29, 2025 and November 30, 2024, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended November 29, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 29, 2025 and November 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 29, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 22, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill for the Building Adhesive Solutions reporting unit

Description of the Matter

At November 29, 2025, the Company had goodwill of approximately $552 million related to the Building Adhesive Solutions reporting unit. As discussed in the notes to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis as of the beginning of the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Auditing management’s annual goodwill impairment test for the Building Adhesive Solutions reporting unit was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the Company estimates fair value using the income approach which is sensitive to certain assumptions, such as the earnings before interest, taxes, depreciation and amortization (EBITDA) margins rate, and the weighted average cost of capital which are affected by management’s business plans and expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's annual goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Building Adhesive Solutions reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology used by management and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management in the prospective financial information to current industry trends as well as other relevant factors. We assessed the reasonableness of the forecasted future EBITDA margins rate by comparing the forecasts to historical results and previous assumptions. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our valuation specialists to assist in our evaluation of the valuation models, methodologies and significant assumptions used by the Company, specifically the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Minneapolis, Minnesota

January 22, 2026

Report of Independent Registered Public Accounting Firm

   To the Stockholders and the Board of Directors of H.B. Fuller Company

Opinion on Internal Control Over Financial Reporting

We have audited H.B. Fuller Company and subsidiaries’ internal control over financial reporting as of November 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, H.B. Fuller Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 29, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 29, 2025 and November 30, 2024, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended November 29, 2025, and the related notes and our report dated January 22, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

   January 22, 2026

CONSOLIDATED STATEMENTS OF INCOME

H.B. Fuller Company and Subsidiaries

(In thousands, except per share amounts)

	Fiscal Years
	November 29,	November 30,	December 2,
	2025	2024	2023
Net revenue	$3,473,589	$3,568,736	$3,510,934
Cost of sales	(2,392,934)	(2,506,859)	(2,502,037)
Gross profit	1,080,655	1,061,877	1,008,897
Selling, general and administrative expenses	(725,585)	(713,657)	(653,760)
Other (expense) income, net	(11,126)	(37,115)	9,682
Interest expense	(133,346)	(133,124)	(134,602)
Interest income	4,820	4,682	3,943
Income before income taxes and income from equity method investments	215,418	182,663	234,160
Income tax expense	(67,129)	(56,381)	(93,529)
Income from equity method investments	3,784	4,113	4,357
Net income including non-controlling interest	152,073	130,395	144,988
Net expense attributable to non-controlling interest	(106)	(139)	(82)
Net income attributable to H.B. Fuller	$151,967	$130,256	$144,906

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$2.78	$2.37	$2.67
Diluted	$2.75	$2.30	$2.59

Weighted-average common shares outstanding:
Basic	54,602	54,932	54,332
Diluted	55,355	56,629	55,958

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 29,	November 30,	December 2,
	2025	2024	2023
Net income including non-controlling interest	$152,073	$130,395	$144,988
Other comprehensive income (loss)
Foreign currency translation	130,415	(74,764)	17,322
Defined benefit pension plans adjustment, net of tax	21,867	38,438	792
Interest rate swaps, net of tax	(7,122)	(11,216)	4,472
Net investment hedges, net of tax	(48,129)	17,369	(14,107)
Other comprehensive income (loss)	97,031	(30,173)	8,479
Comprehensive income	249,104	100,222	153,467
Less: Comprehensive (loss) income attributable to non-controlling interest	(1,213)	481	84
Comprehensive income attributable to H.B. Fuller	$250,317	$99,741	$153,383

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

	November 29,	November 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$107,213	$169,352
Trade receivables, net	564,339	558,336
Inventories	471,963	467,498
Other current assets	119,750	104,019
Total current assets	1,263,265	1,299,205

Property, plant and equipment, net	935,261	881,927
Goodwill	1,680,059	1,532,221
Other intangibles, net	805,867	770,226
Other assets	498,254	449,665
Total assets	$5,182,706	$4,933,244

Liabilities, non-controlling interest and total equity
Current liabilities:
Notes payable	$-	$587
Trade payables	470,132	491,435
Accrued compensation	114,302	106,005
Income taxes payable	25,018	24,225
Other accrued expenses	133,907	97,038
Total current liabilities	743,359	719,290

Long-term debt, net of current maturities	2,016,937	2,010,052
Accrued pension liabilities	51,317	51,755
Other liabilities	367,899	322,299
Total liabilities	3,179,512	3,103,396

Commitments and contingencies (Note 14)

Equity:
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) Shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, Shares authorized – 160,000,000, Shares outstanding – 54,174,963 and 54,657,103 for 2025 and 2024, respectively	54,175	54,657
Additional paid-in capital	298,017	322,636
Retained earnings	2,026,071	1,924,761
Accumulated other comprehensive loss	(375,045)	(473,395)
Total H.B. Fuller stockholders' equity	2,003,218	1,828,659
Non-controlling interest	(24)	1,189
Total equity	2,003,194	1,829,848
Total liabilities, non-controlling interest and total equity	$5,182,706	$4,933,244

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

H.B. Fuller Company and Subsidiaries

(In thousands)

	H.B. Fuller Company Shareholders
				Accumulated
		Additional		Other	Non-
	Common	Paid-in	Retained	Comprehensive	Controlling
	Stock	Capital	Earnings	(Loss) Income	Interest	Total
Balance at December 3, 2022	$53,677	$266,491	$1,741,359	$(451,357)	$624	$1,610,794
Comprehensive income	-	-	144,906	8,477	84	153,467
Dividends	-	-	(43,758)	-	-	(43,758)
Stock option exercises	314	14,304	-	-	-	14,618
Share-based compensation plans other, net	140	23,219	-	-	-	23,359
Repurchases of common stock	(38)	(2,529)	-	-	-	(2,567)
Balance at December 2, 2023	$54,093	$301,485	$1,842,507	$(442,880)	$708	$1,755,913
Comprehensive income (loss)	-	-	130,256	(30,515)	481	100,222
Dividends	-	-	(48,002)	-	-	(48,002)
Stock option exercises	747	35,180	-	-	-	35,927
Share-based compensation plans other, net	325	25,020	-	-	-	25,345
Repurchases of common stock	(508)	(39,049)	-	-	-	(39,557)
Balance at November 30, 2024	$54,657	$322,636	$1,924,761	$(473,395)	$1,189	$1,829,848
Comprehensive income (loss)	-	-	151,967	98,350	(1,213)	249,104
Dividends	-	-	(50,657)	-	-	(50,657)
Stock option exercises	276	9,572	-	-	-	9,848
Share-based compensation plans other, net	277	25,487	-	-	-	25,764
Repurchases of common stock	(1,035)	(59,678)	-	-	-	(60,713)
Balance at November 29, 2025	$54,175	$298,017	$2,026,071	$(375,045)	$(24)	$2,003,194

CONSOLIDATED STATEMENTS of CASH FLOWS

H.B. Fuller Company and Subsidiaries

(In thousands)

	Fiscal Years
	November 29,	November 30,	December 2,
	2025	2024	2023
Cash flows from operating activities:
Net income including non-controlling interest	$152,073	$130,395	$144,988
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	91,774	91,054	80,327
Amortization	86,546	83,656	79,514
Deferred income taxes	(50,094)	(36,186)	(25,114)
(Income) loss from equity method investments, net of dividends received	(13)	(537)	1,259
(Gain) loss on disposal of assets	(3,702)	(501)	59
Share-based compensation	22,055	21,914	19,911
Loss on the sale of a business	2,327	-	-
Loss on impairment of intangible asset	924	-	-
Pension and other postretirement benefit plan contributions	(3,267)	(2,909)	(4,346)
Pension and other postretirement benefit plan benefit	(21,240)	(14,444)	(18,591)
Loss on impairment of assets held for sale	-	47,267	-
Loss on impairment of equity investment	-	1,966	-
Gain from insurance proceeds	-	(4,871)	-
Debt issuance cost write-off	-	-	2,689
(Gain) loss on fair value adjustment on contingent consideration liabilities	-	(500)	2,893
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(3,435)	10,749	68,721
Inventories	(10,318)	(30,099)	72,576
Other assets	(28,709)	(17,465)	(7,927)
Trade payables	(38,164)	47,915	(57,752)
Accrued compensation	4,906	12,653	(13,836)
Other accrued expenses	35,534	6,008	(3,070)
Income taxes payable	(6,090)	(23,090)	41,190
Other liabilities	34,877	(30,262)	22,918
Foreign currency remeasurement	(2,491)	9,724	(28,011)
Net cash provided by operating activities	263,493	302,437	378,398
Cash flows from investing activities:
Purchased property, plant and equipment	(142,275)	(139,238)	(119,137)
Purchased businesses, net of cash acquired	(167,007)	(273,863)	(205,093)
Proceeds from the sale of a business	75,727	-	-
Purchase of cost method investment	(2,549)	-	-
Purchase of non-controlling interest	(1,170)	-	-
Proceeds from sale of property, plant and equipment	5,025	1,152	5,029
Proceeds from insurance recoveries	-	4,871	-
Net cash used in investing activities	(232,249)	(407,078)	(319,201)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,300,300	1,932,900	2,233,300
Repayment of long-term debt	(1,305,434)	(1,764,870)	(2,126,450)
Payment of debt issue costs	(1,047)	(3,493)	(10,214)
Net payment on notes payable	(587)	(1,219)	(28,674)
Dividends paid	(50,271)	(47,598)	(43,395)
Proceeds from stock options exercised	9,848	35,927	14,619
Repurchases of common stock	(60,713)	(39,558)	(2,567)
Contingent consideration payment	-	-	(1,477)
Net cash (used in) provided by financing activities	(107,904)	112,089	35,142
Effect of exchange rate changes on cash and cash equivalents	14,521	(17,549)	5,204
Net change in cash and cash equivalents	(62,139)	(10,101)	99,543
Cash and cash equivalents at beginning of year	169,352	179,453	79,910
Cash and cash equivalents at end of year	$107,213	$169,352	$179,453

Supplemental disclosure of cash flow information:
Dividends paid with company stock	$386	$404	$363
Cash paid for interest, net of amount capitalized of $562, $1,859, and $1,769 for the years ended November 29, 2025, November 30, 2024 and December 2, 2023, respectively	$132,534	$134,743	$136,959
Cash paid for income taxes, net of refunds	$125,272	$123,091	$71,261

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.B. Fuller Company and Subsidiaries

(In thousands, except share and per share amounts)

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

H.B. Fuller Company and our subsidiaries formulate, manufacture and market specialty adhesives, sealants, coatings, polymers, tapes, encapsulants, additives and other specialty chemical products globally, with sales operations in 34 countries in North America, Europe, Latin America, Asia Pacific, India, the Middle East and Africa.

We have three reportable segments: Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Building Adhesive Solutions. In 2025, as a percentage of total net revenue by operating segment, Hygiene, Health and Consumable Adhesives accounted for 45 percent, Engineering Adhesives 30 percent and Building Adhesive Solutions 25 percent.

Our Hygiene, Health and Consumable Adhesives operating segment produces and supplies a full range of specialty industrial adhesives such as thermoplastic, thermoset, reactive, water-based and solvent-based products for applications in various markets, including packaging (food and beverage containers, flexible packaging, consumer goods, package integrity and re-enforcement, and non-durable goods), converting (corrugation, folding carton, tape and label, paper converting, envelopes, books, multi-wall bags, sacks, and tissue and towel), nonwoven and hygiene (disposable diapers, feminine care and medical garments) and medical and beauty.

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

Our Building Adhesive Solutions operating segment includes products used for the commercial roofing industry (pressure-sensitive adhesives, tapes and sealants) and heating, ventilation and air conditioning and insulation applications (duct sealants, weather barriers and fungicidal coatings and block fillers). This operating segment also includes caulks and sealants for the consumer market and professional trade, sold through retailers, primarily in Australia and New Zealand.

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

Our 50 percent ownership in Sekisui-Fuller Company, Ltd., our Japan joint venture, is accounted for under the equity method of accounting as we do not exercise control over the investee. In fiscal years 2025, 2024 and 2023, this equity method investment was not significant as defined in Regulation S-X under the Securities Exchange Act of 1934. As such, financial information as of  November 29, 2025, November 30, 2024, and December 2, 2023 for Sekisui-Fuller Company, Ltd. is not required.

Our fiscal year ends on the Saturday closest to November 30. Fiscal year-end dates were  November 29, 2025, November 30, 2024, and December 2, 2023 for 2025, 2024 and 2023, respectively. Every five or six years we have a 53rd week in our fiscal year. 2022 was a 53-week year.

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

We recognize revenue at the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods to the customer. The transaction price includes an estimation of any variable amounts of consideration to which we will be entitled. The most common forms of variable consideration within our arrangements are customer rebates, which are recorded as a reduction to revenue at the time of the initial sale using the expected value method. The expected value method is the sum of probability-weighted amounts in a range of possible consideration amounts and is based on consideration of historical, current and forecast information. Changes in estimates are updated each reporting period. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Product returns are recorded as a reduction to revenue based on historical experience and anticipated sales returns that occur in the normal course of business. We primarily have assurance-type warranties that do not result in separate performance obligations. We have elected to present revenue net of sales and other similar taxes.

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

Provisions for sales returns are estimated based on historical experience and are adjusted for known returns, if material. Customer incentive programs (primarily volume purchase rebates) and arrangements such as cooperative advertising, slotting fees and buy-downs are recorded as a reduction of net revenue in accordance with ASC 606. Customer incentives recorded in the Consolidated Statements of Income as a reduction of net revenue were $37,941, $43,548 and $35,896 in 2025, 2024 and 2023, respectively.

For certain products, consigned inventory is maintained at customer locations. For this inventory, revenue is recognized in the period that the inventory is consumed. Sales to distributors require a distribution agreement or purchase order. As a normal practice, distributors do not have a right of return.

Cost of Sales

Cost of sales includes raw materials, container costs, direct labor, manufacturing overhead, delivery expenses and other less significant indirect costs related to the production of our products.

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

Restrictions on Cash

There were no restrictions on cash as of November 29, 2025 or November 30, 2024. There are no contractual or regulatory restrictions on the ability of consolidated and unconsolidated subsidiaries to transfer funds to us, except for typical statutory restrictions which prohibit distributions in excess of net capital or similar tests. The majority of our cash in non-U.S. locations is considered indefinitely reinvested.

Trade Receivables and Allowances

Trade receivables are recorded at the invoiced amount and do not bear interest. Allowances are maintained for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts. The allowance for doubtful accounts includes an estimate of future uncollectible receivables based on the aging of the receivable balance and our collection experience. The allowance also includes specific customer accounts when it is probable that the full amount of the receivable will not be collected. Current expectations of future doubtful accounts using market and industry data are considered in the specific customer accounts. See Note 4 for further information.

Inventories

Inventories are recorded at cost as determined by the weighted-average cost method and are valued at the lower of cost or net realizable value.

Investments

Investments with a value of $10,388 and $9,814 represent the cash surrender value of life insurance contracts as of November 29, 2025 and November 30, 2024, respectively. These assets are held to primarily support supplemental pension plans and are recorded in other assets in the Consolidated Balance Sheets. The corresponding gain or loss associated with these contracts is reported in earnings each period as a component of selling, general and administrative expenses.

Equity Investments

Investments in an entity where we own less than 20% of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the measurement alternative at cost less impairment plus or minus observable price changes in orderly transactions. We have a policy in place to review our investments at least annually, to evaluate the accounting method and identify observable price changes that could indicate impairment. If we believe that an impairment exists, it is our policy to calculate the fair value of the investment and recognize as impairment any amount by which the carrying value exceeds the fair value of the investment. We recognized an impairment of $1,966 for the year ended  November 30, 2024. The book value of the equity investments was $3,574 and $1,023 as of  November 29, 2025 and  November 30, 2024, respectively and are presented in Other assets in the Consolidated Balance Sheets.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated over the useful lives of the assets using the straight-line method. Estimated useful lives range from 20 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment, and the shorter of the lease or expected life for leasehold improvements. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposed. Upon sale of an asset, the difference between the proceeds and remaining net book value is charged or credited to other (expense) income, net on the Consolidated Statements of Income. Expenditures that add value or extend the life of the respective assets are capitalized, while expenditures that are typical recurring repairs and maintenance are expensed as incurred. Interest costs associated with construction and implementation of property, plant and equipment of $562, $1,859 and $1,769 were capitalized in 2025, 2024 and 2023, respectively.

Goodwill

We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows or ongoing declines in market capitalization. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, an impairment charge is recorded for any excess of the carrying value over the estimated fair value. Based on the analysis performed for our fiscal 2025 annual impairment test, there were no indications of impairment for any of our reporting units. See Note 5 for further information.

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

Asset Retirement Obligations

We recognize asset retirement obligations ("ARO") in the period in which we have an existing legal obligation associated with the retirement of a tangible long-lived asset, and the amount can be reasonably estimated. The ARO is recognized at fair value when the liability is incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and accreted on a straight-line basis over the remaining estimated useful life of the related asset. We have recognized a liability related to special handling of asbestos related materials in certain facilities for which we have plans or expectation of plans to undertake a major renovation or demolition project that would require the removal of asbestos or have plans or expectation of plans to exit a facility. In addition, we have determined that we have facilities with some level of asbestos that will require abatement action in the future. Once the probability and timeframe of an action are determined, we apply certain assumptions to determine the related liability and asset. These assumptions include the use of inflation rates, the use of credit adjusted risk-free discount rates and the estimation of costs to handle asbestos related materials. The recorded liability is required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. The asset retirement obligation liability was $3,155 and $3,321 at November 29, 2025 and November 30, 2024, respectively.

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

Contingent Consideration Liabilities

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

(in thousands, except per share data)	2025	2024	2023
Net income attributable to H.B. Fuller	$151,967	$130,256	$144,906

Weighted-average common shares – basic	54,602	54,932	54,332
Equivalent shares from share-based compensation plans	753	1,697	1,626
Weighted-average common and common equivalent shares – diluted	55,355	56,629	55,958

Basic earnings per share	$2.78	$2.37	$2.67
Diluted earnings per share	$2.75	$2.30	$2.59

Share-based compensation awards for 2,119,140, 853,398 and 1,089,054 shares for 2025, 2024 and 2023, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

Financial Instruments and Derivatives

As a part of our ongoing operations, we are exposed to market risks such as changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into derivative transactions pursuant to our established policies.

Our objective is to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. We minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. Derivatives consisted primarily of forward currency contracts used to manage foreign currency denominated assets and liabilities. For derivative instruments outstanding that were not designated as hedges for accounting purposes, the gains and losses related to mark-to-market adjustments were recognized as other (expense) income, net in the income statement during the periods the derivative instruments were outstanding. To manage exposure to currency rate movements on expected cash flows, the Company may enter into cross-currency swap agreements.

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

Purchase of Company Common Stock

Under the Minnesota Business Corporation Act, repurchased stock is included in authorized shares but is not included in shares outstanding. The excess of the repurchase cost over par value is charged to additional paid-in capital. When additional paid-in capital is exhausted, the excess reduces retained earnings. We indirectly repurchased 56,228, 93,102 and 113,868 shares of common stock in 2025, 2024 and 2023, respectively, through a net-settlement feature in connection with the statutory minimum tax withholding related to vesting of restricted stock. We repurchased 977,537 shares and 407,400 shares of common stock from our share repurchase program in 2025 and 2024, respectively. No shares were repurchased from our share repurchase program in 2023.

Supplier Finance Program

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers  may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of  November 29, 2025 were approximately $7,379. These obligations under the Company’s supplier finance programs are included in Accounts Payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

The following table summarizes the outstanding obligations confirmed as valid under the Company’s supplier finance programs for the year ended November 29, 2025:

2025
Confirmed obligations outstanding, beginning of year	$5,180
Invoices confirmed during the year	39,590
Confirmed invoices paid during the year	(37,391)
Confirmed obligations outstanding, end of year	$7,379

Business Interruption Insurance Proceeds

The Company made insurance claims to recover lost margin and additional costs incurred in connection with a fire at our Tucker production facility in June 2022 and unprecedented freezing weather that impacted our Texas facilities in February 2021. During the year ended November 30, 2024, the Company received business interruption insurance recovery payments of $2,393, which have been recorded in selling, general and administrative expenses. The insurance claims were fully settled in September 2024. We did not receive any insurance recovery payments in 2025.

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in our Consolidated Financial Statements. Our effective date of this ASU is our fiscal year ending December 2, 2028. We are currently evaluating the impact of adopting this guidance on the related financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Our effective date of this ASU is our fiscal year ending November 28, 2026. We are currently evaluating the impact of adopting this guidance on the related financial statement disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures regarding significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. We adopted the standard retrospectively beginning with our fiscal year ending November 29, 2025. Refer to Note 15, Segments, for further information on our segment reporting.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company.

Note 2: Acquisitions and Divestiture

Acquisitions

ND Industries Fastening Elements Locking and Sealing Technologies Industry and Trade Inc.

On  November 17, 2025, we completed the acquisition of ND Industries Fastening Elements Locking and Sealing Technologies Industry and Trade Inc. ("ND Industries Turkey") for a purchase price of 334,106 Turkish lira, or approximately $7,902 which was funded through existing cash. This includes a holdback amount of 105,699 Turkish lira that will be paid in two payments on the 18-month and 36-month anniversaries of the closing date. Headquartered in Istanbul, Turkey, ND Industries Turkey is a leading provider of specialty adhesives and fastener locking and sealing solutions. The acquisition of ND Industries Turkey is expected to accelerate the realization of our top growth priorities in EIMEA, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of  November 29, 2025 and includes goodwill of $4,716, other intangible assets of $2,292 and other net assets of $894. Goodwill represents expected synergies from combining ND Industries Turkey with our existing business. Goodwill is not deductible for tax purposes. ND Industries Turkey is included in our Engineering Adhesives operating segment.

ND Industries Asia, Inc.

On February 15, 2025, we acquired the assets of ND Industries Asia, Inc. ("ND Industries Taiwan") for a purchase price of 271,860 Taiwan dollars, or approximately $8,310 which was funded through existing cash. Headquartered in Kaohsiung, Taiwan, ND Industries Taiwan is a leading provider of specialty adhesives and fastener locking and sealing solutions. The acquisition of ND Industries Taiwan is expected to accelerate the realization of our top growth priorities in Greater Asia, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was final as of  November 29, 2025 and includes goodwill of $2,801, other intangible assets of $2,400 and other net assets of $3,109. Goodwill represents expected synergies from combining ND Industries Taiwan with our existing business. Goodwill is not deductible for tax purposes. ND Industries Taiwan is included in our Engineering Adhesives operating segment.

GEM S.r.l. and Medifill Limited

On January 15, 2025, we completed the acquisition of GEM S.r.l. (“GEM”) and on December 2, 2024, we completed the acquisition of Medifill Limited (Medifill) for a total purchase price of 191,868 Euros, or approximately $196,990 which was funded through borrowings on our credit facility and existing cash. The transaction includes a 30,000 Euro holdback to be paid in three annual tranches beginning one year after the date of acquisition. The fair value of the holdback was 28,170 Euros and is included in the total purchase price. See Note 12 for more information on the fair value of the holdback.

Although they were independent transactions, the acquisitions of GEM and Medifill were accounted for as a single business combination under ASC 805, as they were negotiated concurrently and are economically interdependent. Headquartered in Viareggio, Italy, GEM develops, produces and sells medical adhesives for wound closure in both surgical and topical applications. Headquartered in Dublin, Ireland, Medifill produces medical-grade cyanoacrylate adhesives tailored to the wound closure market for GEM. The acquisitions of GEM and Medifill establish a European headquarters for our Medical Adhesives Technologies business and European production capabilities for our medical adhesive offerings, further shifting our portfolio toward highly profitable, higher growth markets. The acquisition fair value measurement was preliminary as of  November 29, 2025 and includes goodwill of $90,593, other intangible assets of $104,723 and other net assets of $1,674. Goodwill represents expected synergies from combining GEM and Medifill with our existing business. Goodwill is not deductible for tax purposes. GEM and Medifill are included in our Hygiene, Health and Consumable Adhesives operating segment.

HS Butyl Limited

On August 5, 2024, we acquired HS Butyl Limited (“HS Butyl”) for a purchase price of 18,342 British pound sterling, or approximately $23,428 which was funded through existing cash. This includes a holdback amount of 2,700 British pound sterling that will be paid on the 18-month anniversary of the closing date. HS Butyl, headquartered in Lymington, England, is the United Kingdom's largest manufacturer and distributor of high-quality butyl tapes, which provide strong, permanent, watertight seals for a wide variety of applications within the construction, infrastructure, automotive and renewable energy industries. The acquisition of HS Butyl establishes our presence in the European waterproofing tape market, expanding our position as a solution provider to existing customers. It also expands our relevance to more markets and creates opportunities to deliver new, in-demand solutions for our customers, given the technology's relevance to multiple high-value applications. The acquisition fair value measurement was final as of August 30, 2025, and includes other intangible assets of $6,974, goodwill of $3,805 and other net assets of $12,649. Goodwill represents expected synergies from combining HS Butyl with our existing business. Goodwill is not deductible for tax purposes. HS Butyl is included in our Building Adhesive Solutions operating segment.

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

Divestiture

North America Flooring

On December 2, 2024, we completed the sale of certain assets in our North American Flooring business, which was included in our former Construction Adhesives segment for a fair value of $74,327. The net book value of the assets sold was $76,654, which resulted in a $2,327 loss. The loss on sale is recorded in other (expense) income, net in the Consolidated Statements of Income for the year ended November 29, 2025.

During the fourth quarter of the year ended November 30, 2024, when we committed to a plan to sell our North American Flooring business, we classified the assets and liabilities of this business as held for sale and included them in their corresponding categories in the Consolidated Balance Sheets as of November 30, 2024. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value, less costs to sell in accordance with ASC 360, Impairment or Disposal of Long Lived Assets. We measured the fair value of these assets and liabilities primarily using observable inputs at the measurement date and determined their carrying value was greater than the fair value less costs to sell. Accordingly, we recorded a pre-tax loss on assets held for sale of $47,267 during the year ended November 30, 2024. Included in this amount was $32,079 for goodwill impairment, $6,109 for net intangible impairment and $9,079 for net property, plant and equipment impairment. The loss is recorded in other (expense) income, net in the Consolidated Statements of Income for the year ended November 30, 2024.

The following table summarizes the condensed assets and liabilities that were held for sale as of November 30 2024:

Amounts
Trade receivables, net	$19,888
Inventories	27,587
Other current assets	321
Property, plant and equipment, net	37,429
Other intangibles, net	12,673
Other assets	2,343
Trade payables	(16,110)
Other accrued expenses	(5,548)
Other liabilities	(1,707)
Total	$76,876

Note 3: Restructuring Actions

During fiscal year 2023, the Company approved restructuring plans (the "Plans") related to organizational changes and other actions to optimize operations and integrate acquired businesses. The Plans began to be implemented in the second quarter of fiscal year 2023 and were completed as of November 29, 2025. Remaining cash payments will continue into fiscal year 2026. In implementing the Plans, the Company currently expects to incur pre-tax costs of approximately $80,000 to $85,000 for severance and related employee costs globally, and other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans.

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	November 29, 2025	November 30, 2024	December 2, 2023
Cost of sales	$9,511	$12,263	$15,012
Selling, general and administrative	7,358	9,823	9,575
	$16,869	$22,086	$24,587

The restructuring charges are all recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-
	Related	Asset-Related	Other	Total
Balance at December 2, 2023	$11,723	$-	$-	$11,723
Expense incurred	13,477	4,673	3,936	22,086
Non-cash charges	-	(4,673)	(3,925)	(8,598)
Cash payments	(16,427)	-	(11)	(16,438)
Foreign currency translation	(343)	-	-	(343)
Balance at November 30, 2024	$8,430	$-	$-	$8,430
Expense incurred	14,314	(547)	3,102	16,869
Non-cash charges	-	547	(580)	(33)
Cash payments	(14,143)	-	(2,522)	(16,665)
Foreign currency translation	360	-	-	360
Balance at November 29, 2025	$8,961	$-	$-	$8,961

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

Note 4: Supplemental Financial Statement Information

Statement of Income Information

Additional details of income statement amounts for 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Foreign currency transaction gains (losses), net	$882	$(2,501)	$(11,615)
Gain (loss) on disposal of assets	3,627	424	(58)
Net periodic pension benefit	22,812	15,920	20,246
Loss contingency associated with ongoing litigation	(34,799)	-	-
Loss on sale of business	(2,327)	-	-
Loss on impairment of assets held for sale	-	(47,267)	-
Other, net	(1,321)	(3,691)	1,109
Total other (expense) income, net	$(11,126)	$(37,115)	$9,682

Research and development expenses (included in SG&A expenses)	$62,150	$49,565	$48,640

Balance Sheet Information

Additional details of balance sheet amounts as of  November 29, 2025 and November 30, 2024 are as follows:

	2025	2024
Inventories
Raw materials	$199,031	$215,936
Finished goods	272,932	251,562
Total inventories	$471,963	$467,498

Other current assets
Other receivables	$27,642	$39,149
Prepaid income taxes	18,877	12,218
Prepaid taxes other than income taxes	45,083	31,295
Prepaid expenses	28,148	21,357
Total other current assets	$119,750	$104,019

Property, plant and equipment
Land	$107,294	$108,093
Buildings and improvements	459,766	470,106
Machinery and equipment	1,235,321	1,161,379
Construction in progress	153,828	124,980
Total, at cost	1,956,209	1,864,558
Accumulated depreciation	(1,020,948)	(982,631)
Net property, plant and equipment	$935,261	$881,927

Other assets
Investments in company owned life insurance	$10,388	$9,814
Equity method investments	35,560	37,059
Equity investments	3,574	1,023
Long-term deferred income taxes	38,667	39,298
Prepaid pension costs	146,648	119,493
Postretirement other than pension asset	179,861	156,576
Operating lease right-of-use assets	55,743	61,116
Other long-term receivables	15,637	14,577
Other long-term assets	12,176	10,709
Total other assets	$498,254	$449,665

Other accrued expenses
Taxes other than income taxes	$23,590	$24,559
Miscellaneous services	7,876	9,026
Customer rebates	20,109	21,901
Interest	5,517	5,628
Product liability	182	233
Current operating lease liabilities	14,702	13,473
Current obligations of finance leases	1,939	1,908
Reserve for ongoing litigation	34,579	-
Accrued expenses	25,413	20,310
Total other accrued expenses	$133,907	$97,038

Other liabilities
Asset retirement obligations	$3,155	$3,321
Long-term deferred income taxes	120,211	141,693
Long-term income tax liability	9,319	18,195
Long-term deferred compensation	12,933	11,716
Postretirement other than pension	1,691	1,837
Noncurrent operating lease liabilities	42,451	48,628
Environmental liabilities	763	1,174
Net investment hedge liabilities	113,144	49,542
Other long-term liabilities	64,232	46,193
Total other liabilities	$367,899	$322,299

Additional details on the trade receivables allowance for doubtful accounts, credits related to pricing or quantities shipped and early payment discounts for 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance at beginning of year	$11,621	$11,080	$10,939
Charged to expenses and other adjustments	1,047	2,187	1,224
Write-offs	(673)	(1,071)	(1,522)
Foreign currency translation effect	(73)	(575)	439
Balance at end of year	$11,922	$11,621	$11,080

Statement of Comprehensive Income Information

The following tables provides details of total comprehensive income (loss):

	November 29, 2025
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests			$151,967	$106
Other comprehensive income (loss)
Foreign currency translation adjustment[1]	$131,734	-	131,734	(1,319)
Defined benefit pension plans adjustment[2]	29,160	(7,293)	21,867	-
Interest rate swap[3]	(9,412)	2,290	(7,122)	-
Net investment hedges[3]	(63,602)	15,473	(48,129)	-
Other comprehensive income (loss)	$87,880	$10,470	$98,350	$(1,319)
Comprehensive income (loss)			$250,317	$(1,213)

	November 30, 2024
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests			$130,256	$139
Other comprehensive (loss) income
Foreign currency translation adjustment[1]	$(75,106)	-	(75,106)	342
Defined benefit pension plans adjustment[2]	50,875	(12,437)	38,438	-
Interest rate swap[3]	(14,831)	3,615	(11,216)	-
Net investment hedges[3]	23,058	(5,689)	17,369	-
Other comprehensive (loss) income	$(16,004)	$(14,511)	$(30,515)	$342
Comprehensive income			$99,741	$481

	December 2, 2023
				Non-controlling
	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interests			$144,906	$82
Other comprehensive income
Foreign currency translation adjustment[1]	$17,320	-	17,320	2
Defined benefit pension plans adjustment[2]	1,554	(762)	792	-
Interest rate swap[3]	5,932	(1,460)	4,472	-
Net investment hedges[3]	(18,555)	4,448	(14,107)	-
Other comprehensive income	$6,251	$2,226	$8,477	$2
Comprehensive income			$153,383	$84

1 Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries.

2 Gain reclassified from accumulated other comprehensive loss into earnings as part of net periodic benefit related to pension and other postretirement benefit plans is reported in cost of sales and SG&A expenses.

3 (Loss) gain reclassified from accumulated other comprehensive income into earnings is reported in other (expense) income, net.

Statement of Total Equity Information

Components of accumulated other comprehensive (loss) income are as follows:

	November 29, 2025
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(189,131)	$(190,064)	$933
Defined benefit pension plans adjustment, net of taxes of $47,252	(67,164)	(67,164)	-
Interest rate swap, net of taxes of $4,459	(13,866)	(13,866)	-
Net investment hedges, net of taxes of $27,529	(85,610)	(85,610)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive (loss) income	$(374,112)	$(375,045)	$933

	November 30, 2024
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(322,184)	$(321,798)	$(386)
Defined benefit pension plans adjustment, net of taxes of $54,545	(89,031)	(89,031)	-
Interest rate swap, net of taxes of $2,169	(6,744)	(6,744)	-
Net investment hedges, net of taxes of $12,056	(37,481)	(37,481)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(473,781)	$(473,395)	$(386)

	December 2, 2023
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interests
Foreign currency translation adjustment	$(246,736)	$(246,692)	$(44)
Defined benefit pension plans adjustment, net of taxes of $66,982	(127,469)	(127,469)	-
Interest rate swap, net of taxes of ($1,460)	4,472	4,472
Net investment hedges, net of taxes of $17,744	(54,850)	(54,850)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Total accumulated other comprehensive loss	$(442,924)	$(442,880)	$(44)

Note 5: Goodwill and Other Intangible Assets

Goodwill balances by reportable segment consisted of the following:

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
	Adhesives	Adhesives	Solutions
As of November 30, 2024	$399,513	$581,344	$551,364
Acquisitions	90,593	7,517	(860)
Foreign currency translation effect	27,657	21,246	1,685
As of November 29, 2025	$517,763	$610,107	$552,189

As discussed in Note 15, Segments, as of the beginning of the fiscal year 2025, we reorganized our operating segments with the renamed Building Adhesive Solutions segment, which includes all of the former Construction Adhesives goodwill. A portion of the Engineering Adhesives goodwill was reclassified to the Building Adhesive Solutions segment based on the relative fair value approach. Prior period segment information has been recast retrospectively to reflect the realignment.

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Tradename	Total
As of November 29, 2025
Original cost	$232,522	$998,889	$81,228	$1,312,639
Impairment	-	-	(734)	(734)
Accumulated amortization	(57,778)	(414,706)	(33,554)	(506,038)
Net identifiable intangibles	$174,744	$584,183	$46,940	$805,867
Weighted-average useful lives (in years)	14	16	13	16
As of November 30, 2024
Original cost	$155,344	$1,063,210	$67,280	$1,285,834
Impairment	(343)	(5,616)	(150)	(6,109)
Accumulated amortization	(62,410)	(418,805)	(28,745)	(509,960)
Net identifiable intangibles	$92,591	$638,789	$38,385	$769,765
Weighted-average useful lives (in years)	13	16	13	16

Amortization expense with respect to amortizable intangible assets was $86,546, $83,656 and $79,514 in 2025, 2024 and 2023, respectively. See Note 2 for further discussion of the impairment to assets held for sale.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years are as follows:

Fiscal Year	2026	2027	2028	2029	2030	Thereafter
Amortization Expense	$102,839	$103,947	$105,462	$99,653	$74,765	$319,201

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Non-amortizable intangible assets as of  November 29, 2025 and November 30, 2024 were $0 and $461, respectively, and relate to trademarks and trade names. The change in non-amortizable assets in 2025 compared to 2024 was due to impairment.

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

The components of lease expense are as follows:

	November 29, 2025	November 30, 2024
Operating net lease cost	$18,582	$16,559
Finance net lease cost:
Amortization of assets	1,970	1,698
Interest on lease liabilities	448	402
Variable net lease cost	10,535	12,091
Total net lease cost	$31,535	$30,750

Supplemental balance sheet information related to leases is as follows:

	Location on
	Balance Sheet	November 29, 2025	November 30, 2024
Operating leases:
Operating lease right-of-use assets	Other assets	$55,743	$61,116

Current operating lease liabilities	Other accrued expenses	14,702	13,473
Noncurrent operating lease liabilities	Other liabilities	42,451	48,628
Total operating lease liabilities		$57,153	$62,101

Finance leases:
Equipment right-of-use assets	Property, plant and equipment	$8,157	$9,183

Current obligations of finance leases	Other accrued expenses	$1,939	$1,908
Finance leases, net of current obligations	Other liabilities	6,570	7,600
Total finance lease liabilities		$8,509	$9,508

As of November 29, 2025, the weighted average remaining lease term is 6.1 years and the weighted average discount rate is 5.4% for the Company's operating lease agreements. The weighted average remaining lease term is 5.9 years and the weighted average discount rate is 5.3% for the Company's finance lease agreements.

Supplemental information related to leases is as follows:

	November 29, 2025	November 30, 2024
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,122	$15,707
Operating cash flows from finance leases	448	402
Financing cash flows from finance leases	2,108	16,089

Non-cash investing and financing activities
Additions to right-of-use assets obtained from:
New operating lease liabilities	$26,175	$29,651
New finance lease liabilities	1,556	3,282

Maturities of lease liabilities are as follows:

	November 29, 2025
Fiscal Year	Finance Leases	Operating Leases
2026	$2,424	$16,421
2027	2,112	14,599
2028	1,591	9,642
2029	1,042	6,915
2030	698	5,215
2031 and beyond	1,909	14,671
Total	9,776	67,463
Less: amounts representing interest	(1,267)	(10,310)
Present value of future minimum payments	8,509	57,153
Less: current obligations	(1,939)	(14,702)
Noncurrent lease liabilities	$6,570	$42,451

Note 7: Notes Payable, Long-Term Debt and Lines of Credit

Notes Payable

We did not have any outstanding notes payable balance at  November 29, 2025 and a balance of $587 at  November 30, 2024. Notes payable primarily represents various foreign subsidiaries’ other short-term borrowings that were not part of committed lines. The weighted-average interest rate on short-term borrowings outstanding was 1.35 percent in 2024. Fair values of these short-term obligations approximate their carrying values due to their short maturity. There were no funds drawn from the short-term committed lines at November 29, 2025.

Long-Term Debt

	Weighted-Average	Fiscal Year	Balance at	Balance at
	Interest Rate at	Maturity	November 29,	November 30,
Long-Term Debt	November 29, 2025	Date	2025	2024
Revolving credit facility	5.52%	2028	$36,000	$-
Term Loan A1	5.52%	2028	431,250	462,500
Term Loan B2	5.67%	2030	979,146	989,030
Public Notes[3]	4.00%	2027	300,000	300,000
Public Notes[4]	4.25%	2028	300,000	300,000
Other, including debt issuance cost and discount			(29,459)	(41,478)
Total debt			$2,016,937	$2,010,052
Less: current maturities			-	-
Total long-term debt, excluding current maturities			$2,016,937	$2,010,052

1 Term Loan A, due on February 15, 2028, $500,000 variable rate at the Secured Overnight Financing Rate ("SOFR") plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent based on a leverage grid (5.52 percent at November 29, 2025).

2 Term Loan B, due on February 15, 2030, $994,000 variable rate at the SOFR plus 1.75 percent with a SOFR floor of 0.50 percent (5.67 percent at November 29, 2025).

3 Public Notes, due February 15, 2027, $300,000 4.00 percent fixed.

4 Public Notes, due October 15, 2028, $300,000 4.25 percent fixed; swapped to a floating rate as detailed below.

On February 15, 2023, we entered into a credit agreement with a consortium of financial institutions (“Second Amended and Restated Credit Agreement”) which replaced our existing revolving credit agreement under the amended and restated revolving credit agreement dated October 20, 2020 and also replaced our secured term loan credit agreement dated October 20, 2017. The Second Amended and Restated Credit Agreement provides for a senior secured term loan A facility in an aggregate principal amount of $500,000 (“Term Loan A”), a senior secured term loan B facility in an aggregate principal amount of $800,000 (“Term Loan B”) and amendments to and extension of our existing senior secured revolving credit facility with an aggregate commitment in the amount of $700,000 (“Revolving Credit Facility”). A portion of the proceeds of the combined facilities, (the “Credit Facilities”) was used to pay off the existing term loan and revolver. Additionally, we wrote off $2,689 of debt issuance costs related to this payoff which was recorded in interest expense for the year ended December 2, 2023. The Credit Facilities are generally used to finance working capital needs and acquisitions, and for general corporate purposes. All of our obligations under the Credit Facilities are secured by a first-lien security interest in substantially all personal property and material real property of the Company and its material U.S. subsidiaries and are guaranteed by all of the Company’s material U.S. subsidiaries.

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

Term Loans

Interest on Term Loan A is payable at a rate of SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (5.52 percent at November 29, 2025). The interest rate spread is based on a secured leverage grid. Term Loan A matures on February 15, 2028. At November 29, 2025, a balance of $431,250 was outstanding on the Term Loan A. Interest on Term Loan B borrowings is payable at SOFR plus an interest rate spread of 1.75 percent with a SOFR floor of 50 basis points (5.67 percent at November 29, 2025). Term Loan B matures on February 15, 2030. At November 29, 2025, a balance of $979,146 was outstanding on the Term Loan B.

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR debt to a fixed rate of  3.6895 percent. On February 28, 2023, after entering into the Second Amended and Restated Credit Agreement, we amended the interest rate swap agreement to 1-month SOFR and a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848,  Reference Rate Reform. See Note 12 for further discussion of this interest rate swap. On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR rate debt to a fixed rate of 3.7210 percent and to convert $100,000 of our 1-month SOFR rate debt to a fixed rate of 3.8990 percent. See Note 12 for further discussion of this interest rate swap.

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

Fair Value of Long-Term Debt

Long-term debt had an estimated fair value of $2,041,062 and $2,015,468 as of November 29, 2025 and November 30, 2024, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Long-term Debt Maturities

Maturities of long-term debt for the next five fiscal years are as follows:

Fiscal Year	2026	2027	2028	2029	2030	Thereafter
Long-term debt obligations	$47,365	$353,615	$695,865	$9,865	$939,686	$-

Revolving Credit Facility

Interest on the Revolving Credit Facility is payable at SOFR plus an adjustment of 0.10 percent and an interest rate spread of 1.50 percent (5.52 percent at  November 29, 2025). A facility fee of 20 basis points of the unused commitment under the Revolving Credit Facility is payable quarterly. The interest rate spread and the facility fee are based on a secured leverage grid. At November 29, 2025, there was $36,000 balance outstanding on the Revolving Credit Facility. The Revolving Credit Facility matures on February 15, 2028.

As of November 29, 2025, amounts related to our revolving credit facility was as follows:

	Committed	Drawn	Unused
Revolving credit facility	$700,000	$36,000	$664,000

The secured, multi-currency revolving credit facility can be drawn upon for general corporate purposes up to a maximum of $700,000, less issued letters of credit. At November 29, 2025, letters of credit reduced the available amount under the revolving credit facility by $11,362.

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

We are subject to mandatory prepayments in the first quarter of each fiscal year equal to 50 percent of Excess Cash Flow, as defined in the Refinancing and Incremental Amendment, of the prior fiscal year less any voluntary prepayments made during that fiscal year. The Excess Cash Flow Percentage shall be reduced to 25 percent when our Secured Leverage Ratio is below 4.25:1.00 and to 0 percent when our Secured Leverage Ratio is below 3.75:1.00.

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

As of  November 29, 2025, we were in compliance with all covenants of our contractual obligations for outstanding indebtedness.

Note 8: Stockholders' Equity

Preferred Stock

The Board of Directors is authorized to issue up to 10,045,900 shares of preferred stock that may be issued in one or more series and with such stated value and terms as the Board of Directors may determine.

Common Stock

There were 160,000,000 shares of common stock with a par value of $1.00 authorized and 54,174,963 and 54,657,103 shares issued and outstanding at November 29, 2025 and November 30, 2024, respectively.

On April 22, 2022, the Board of Directors authorized a share repurchase program of up to $300,000 of our outstanding common shares for a period of up to five years. Under the program, we are authorized to repurchase shares for cash on the open market, from time to time, in privately negotiated transactions or block transactions, or through an accelerated repurchase agreement. The timing of such repurchases is dependent on price, market conditions and applicable regulatory requirements. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess being applied against additional paid-in capital. We repurchased shares under this program with an aggregate value of $56,930 during 2025 and $31,811 during 2024. We did not repurchase any shares during 2023 under our share repurchase program. Up to $211,000 of our outstanding common shares may still be repurchased under the current share repurchase program.

Common Shares Outstanding	2025	2024	2023
Beginning balance	54,657,103	54,092,987	53,676,576
Stock options exercised	276,377	746,892	314,832
Deferred compensation paid	94,190	20,691	102,108
Restricted units vested	181,058	297,035	113,339
Shares withheld for taxes	(56,228)	(93,102)	(113,868)
Share repurchases	(977,537)	(407,400)	-
Ending balance	54,174,963	54,657,103	54,092,987

Dividends declared per common share were $0.928 and $0.856 for the year ended  November 29, 2025 and November 30, 2024, respectively.

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

2020 Master Incentive Plan

This plan allows for granting of awards to any employee, officer, non-employee director, consultant, independent contractor or advisor providing services to us or any of our affiliates, or any person to whom an offer of employment or engagement with us or any of our affiliates has been made. The plan permits granting of (a) stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) performance awards; (e) dividend equivalents; (f) other awards based on our common stock, including shares for amounts employees or non-employee directors deferred under the deferred compensation plans. There were 4,122,870 common shares available for grant as of November 29, 2025.

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

Grant-Date Fair Value

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock option awards. The fair value of options granted during 2025, 2024 and 2023 were calculated using the following assumptions:

	2025	2024	2023
Expected life (in years)	5.86	5.86	5.00
Weighted-average expected volatility	34.24%	35.12%	35.28%
Expected volatility range	28.72-34.29%	33.88-35.14%	35.09-35.69%
Risk-free interest rate	3.81-4.40%	3.73-4.58%	3.48-4.72%
Weighted-average expected dividend	1.47%	1.13%	1.20%
Expected dividend yield range	1.47-1.72%	1.03-1.19%	1.13-1.22%
Weighted-average fair value of grants	$22.31	$28.07	$22.41

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

Expense

We use the straight-line attribution method to recognize share-based compensation expense for option awards and restricted stock units. Incentive stock options and performance awards are based on certain performance-based metrics and the expense is adjusted quarterly, based on our projections of the achievement of those metrics. The amount of share-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The expense is recognized over the requisite service period, which for us is the period between the grant date and the earlier of the award’s stated vesting term or the date the employee is eligible for early vesting based on the terms of the plans.

Total share-based compensation expense was $22,055, $21,914 and $19,911 for 2025, 2024 and 2023, respectively. All share-based compensation was recorded as SG&A expense.

As of November 29, 2025, $9,891 of unrecognized compensation costs related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.1 years. Unrecognized compensation costs related to unvested restricted stock units was $9,866 which is expected to be recognized over a weighted-average period of 1.0 years.

Stock Option Activity

The stock option activity for the years ended  November 29, 2025, November 30, 2024, and December 2, 2023 is summarized below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 3, 2022	4,823,070	$50.42
Granted	471,975	68.27
Exercised	(314,832)	46.43
Forfeited or cancelled	(38,328)	63.52
Outstanding at December 2, 2023	4,941,885	52.28
Granted	470,748	77.77
Exercised	(746,892)	48.10
Forfeited or cancelled	(60,637)	64.07
Outstanding at November 30, 2024	4,605,104	55.40
Granted	564,318	64.13
Exercised	(276,377)	35.63
Forfeited or cancelled	(58,882)	69.62
Outstanding at November 29, 2025	4,834,163	57.38

The fair value of options granted during 2025, 2024 and 2023 was $12,587, $13,214 and $10,577, respectively. Total intrinsic value of options exercised during 2025, 2024 and 2023 was $6,855, $25,258 and $8,015, respectively. For options outstanding at November 29, 2025, the weighted-average remaining contractual life was 4.9 years and the aggregate intrinsic value was $27,053. There were 3,904,816 options exercisable at November 29, 2025, with a weighted-average remaining contractual life of 4.2 years and an aggregate intrinsic value of $27,031. Intrinsic value is the difference between our closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised. Proceeds received from option exercises during the year ended  November 29, 2025, November 30, 2024, and December 2, 2023 were $9,848, $35,927 and $14,619, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of stock options for 2025, 2024 and 2023 was $2,037, $6,114 and $1,885, respectively.

Restricted Stock Unit Activity

The nonvested restricted stock unit activity for the years ended  November 29, 2025, November 30, 2024, and December 2, 2023 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Life
	Units	Value	(in Years)
Nonvested at December 3, 2022	491,120	$58.98	0.7
Granted	187,185	63.32
Vested	(113,339)	53.83
Forfeited	(36,276)	44.48
Nonvested at December 2, 2023	528,690	62.61	0.7
Granted	194,689	73.34
Vested	(297,035)	57.32
Forfeited	(15,603)	70.61
Nonvested at November 30, 2024	410,741	71.21	0.9
Granted	225,227	60.95
Vested	(181,058)	70.82
Forfeited	(15,509)	67.10
Nonvested at November 29, 2025	439,401	66.25	1.0

Total fair value of restricted stock units vested during 2025, 2024, and 2023 was $12,822, $17,027 and $6,101, respectively. The total fair value of nonvested restricted stock at  November 29, 2025 was $29,110.

We indirectly repurchased 57,115, 100,560 and 37,715 shares during 2025, 2024 and 2023, respectively, through a net-settlement feature in connection with the statutory minimum tax withholding related to vesting of restricted stock. The Company’s actual tax benefits realized for the tax deductions related to the restricted stock vested for 2025, 2024 and 2023 was $2,793, $4,237 and $1,396, respectively.

Deferred Compensation Activity

Deferred compensation units are fully vested at the date of contribution. The deferred compensation units outstanding for the years ended  November 29, 2025, November 30, 2024, and December 2, 2023 is summarized below:

	Non-employee
	Directors	Employees	Total
Units outstanding December 3, 2022	465,992	56,572	522,564
Participant contributions	13,187	12,219	25,406
Company match contributions[1]	18,899	1,222	20,121
Payouts	(102,108)	(6,826)	(108,934)
Units outstanding December 2, 2023	395,970	63,187	459,157
Participant contributions	13,103	9,309	22,412
Company match contributions[1]	15,236	931	16,167
Payouts	(20,691)	(8,357)	(29,048)
Units outstanding November 30, 2024	403,618	65,070	468,688
Participant contributions	18,296	15,917	34,213
Company match contributions[1]	20,961	1,592	22,553
Payouts	(87,775)	(6,415)	(94,190)
Units outstanding November 29, 2025	355,100	76,164	431,264

1 The non-employee directors’ company match includes 19,132, 13,926 and 17,580 deferred compensation units paid as discretionary awards to all non-employee directors in 2025, 2024 and 2023, respectively.

The fair value of non-employee directors’ company matches for 2025, 2024 and 2023 was $181, $182 and $172, respectively. The fair value of the non-employee directors’ discretionary award was $1,155, $1,200 and $1,200 for 2025, 2024 and 2023, respectively. The fair value of employee company matches was $97, $78 and $79 for 2025, 2024 and 2023, respectively.

Note 10: Pension and Postretirement Benefits

Defined Contribution Plan

All U.S. employees have the option of contributing up to 75 percent of their pre-tax earnings to a 401(k) plan, subject to IRS limitations. We match up to the first 4 percent of each employee's pre-tax earnings, based on the employee’s contributions. All U.S. employees are eligible for a separate annual non-discretionary retirement contribution to the 401(k) plan of 1 percent of pay, that is invested based on the election of the individual participant. The 1 percent contribution is in addition to our 4 percent matching contribution described above and is in lieu of participation in our defined benefit pension plan. The total contribution to the 401(k) plan for 2025 was $16,537 which included the cost of the 4 percent company match of $10,389 and the additional 1 percent contribution of $6,148. The total contributions to the 401(k) plan were $15,590 and $14,221 in 2024 and 2023, respectively.

All U.S. employees are eligible to receive an annual discretionary non-elective contribution to the 401(k) plan of up to 3 percent based on achieving the Company’s earnings per share target. This discretionary contribution is in addition to the contributions described above. There was $2,819 accrued for a discretionary non-elective contribution for 2025 and no discretionary non-elective contribution for 2024.

The defined contribution plan liability recorded in the Consolidated Balance Sheets was $13,011 and $11,992 in 2025 and 2024, respectively, for the U.S. Plan and several statutorily required non-U.S. Plans.

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

Following is a reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of November 29, 2025 and November 30, 2024:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2025	2024	2025	2024	2025	2024
Change in projected benefit obligation
Benefit obligation at beginning of year	$258,810	$255,390	$148,310	$146,796	$20,850	$22,133
Acquisitions	-	-	-	951	-	-
Service cost	-	-	1,572	1,538	-	-
Interest cost	12,968	13,855	6,083	6,215	995	1,166
Participant contributions	-	-	-	-	358	252
Actuarial gain (loss)[1]	1,391	10,747	(11,028)	3,391	(404)	(125)
Plan amendments	-	-	-	497	-	-
Benefits paid	(21,509)	(21,182)	(8,883)	(8,526)	(2,556)	(2,576)
Foreign currency translation effect	-	-	10,694	(2,552)	-	-
Benefit obligation at end of year	251,660	258,810	146,748	148,310	19,243	20,850

Change in plan assets
Fair value of plan assets at beginning of year	349,024	319,738	135,567	134,622	175,375	133,453
Acquisitions	-	-	-	615	-	-
Actual return on plan assets	36,214	49,271	1,649	9,189	23,737	44,160
Employer contributions	1,316	1,197	1,818	1,624	132	85
Participant contributions	-	-	-	-	318	252
Benefits paid[2]	(21,509)	(21,182)	(8,883)	(8,526)	(2,350)	(2,575)
Foreign currency translation effect	-	-	9,513	(1,957)	-	-
Fair value of plan assets at end of year	365,045	349,024	139,664	135,567	197,212	175,375
Plan assets in excess of (less than) benefit obligation as of year end	$113,385	$90,214	$(7,084)	$(12,743)	$177,969	$154,525

1 Actuarial gain (loss) in 2025 for the U.S. Plans and the Non-U.S. Plans are due to both assumption changes and plan experience. Actuarial gain (loss) in 2024 for the U.S. Plans is primarily due to assumption changes. Actuarial gain in 2024 for the Non-U.S. Plans are due to both assumption changes and plan experience.

2 Amount excludes benefit payments made from sources other than plan assets.

Amounts in accumulated other comprehensive income (loss) that have not been recognized as components of net periodic benefit cost	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2025	2024	2025	2024	2025	2024
Unrecognized actuarial loss (gain)	$106,815	$126,583	$41,923	$47,595	$(48,628)	$(47,532)
Unrecognized prior service cost	-	-	1,570	1,600	-	-
Ending balance	$106,815	$126,583	$43,493	$49,195	$(48,628)	$(47,532)

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2025	2024	2025	2024	2025	2024
Statement of financial position as of fiscal year-end
Non-current assets	$125,040	$102,637	$21,597	$16,846	$179,861	$156,576
Accrued benefit cost
Current liabilities	(1,206)	(1,239)	(1,571)	(1,443)	(201)	(214)
Non-current liabilities	(10,449)	(11,184)	(27,111)	(28,146)	(1,691)	(1,837)
Ending balance	$113,385	$90,214	$(7,085)	$(12,743)	$177,969	$154,525

The accumulated benefit obligation of the U.S. pension and other postretirement plans was $267,388 at  November 29, 2025 and $275,599 at November 30, 2024. The accumulated benefit obligation of the non-U.S. pension plans was $142,034 at  November 29, 2025 and $142,503 at November 30, 2024.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of November 29, 2025 and November 30, 2024:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Accumulated benefit obligation	$11,655	$12,423	$37,180	$36,809
Fair value of plan assets	-	-	10,995	10,046

The following amounts relate to pension plans with projected benefit obligations in excess of plan assets as of November 29, 2025 and November 30, 2024:

	Pension Benefits and Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Projected benefit obligation	$11,655	$12,423	$39,677	$39,635
Fair value of plan assets	-	-	$10,995	10,046

Information about the expected cash flows is as follows:

	Pension Benefits		Other
		Non-U.S.	Postretirement
	U.S. Plans	Plans	Benefits
Employer contributions
2026	$-	$-	$-
Expected benefit payments
2026	21,368	9,280	2,458
2027	21,258	9,612	2,313
2028	21,212	9,313	2,170
2029	20,897	9,639	2,036
2030- 2035	116,239	57,380	9,436

The components of our net period defined benefit pension and postretirement benefit plan costs other than service cost are presented in non-operating expenses and service cost is presented in operating expenses.

Components of net periodic benefit cost and other supplemental information for the years ended  November 29, 2025, November 30, 2024, and December 2, 2023 are as follows:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Net periodic cost (benefit)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$-	$-	$-	$1,572	$1,538	$1,670	$-	$-	$-
Interest cost	12,968	13,855	13,901	6,083	6,215	5,726	995	1,166	1,205
Expected return on assets	(22,868)	(26,220)	(28,821)	(6,861)	(6,587)	(7,027)	(13,936)	(10,909)	(9,859)
Amortization:
Prior service cost	-	-	-	116	84	62	-	-	-
Actuarial loss (gain)	7,812	4,637	2,541	1,987	2,066	1,993	(9,108)	(287)	-
Settlement charge	-	-	-	-	-	19	-	-	-
Net periodic (benefit) cost	$(2,088)	$(7,728)	$(12,379)	$2,897	$3,314	$2,443	$(22,049)	$(10,030)	$(8,654)

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
Weighted-average assumptions used to determine benefit obligations	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.15%	5.23%	5.66%	4.60%	4.03%	4.37%	4.85%	5.09%	5.61%
Rate of compensation increase[1]	0.00%	0.00%	0.00%	1.73%	1.76%	1.82%	N/A	N/A	N/A

Weighted-average assumptions used to determine net costs for years ended	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.23%	5.66%	5.36%	4.05%	4.36%	3.71%	5.09%	5.61%	5.29%
Expected return on plan assets	7.50%	7.75%	7.75%	5.03%	5.01%	5.02%	8.00%	8.25%	8.25%
Rate of compensation increase[1]	0.00%	0.00%	0.00%	1.73%	1.86%	1.82%	0.00%	0.00%	0.00%

1 Under the U.S. pension plan, the compensation amount was locked-in as of May 31, 2011, and thus the benefit no longer includes compensation increases.

The discount rate assumption is determined using an actuarial yield curve approach, which results in a discount rate that reflects the characteristics of the plan. The approach identifies a broad population of corporate bonds that meet the quality and size criteria for the particular plan. We use this approach rather than a specific index that has a certain set of bonds that may or may not be representative of the characteristics of our particular plan. A higher discount rate reduces the present value of the pension obligations. The discount rate for the U.S. pension plan was 5.15 percent at November 29, 2025, 5.23 percent at  November 30, 2024 and 5.66 percent at December 2, 2023. Net periodic pension cost for a given fiscal year is based on assumptions developed at the end of the previous fiscal year. A discount rate change of 0.5 percentage points at  November 29, 2025 would impact U.S. pension and other postretirement plan (income) expense by approximately $148 (pre-tax) in fiscal 2025. Discount rates for non-U.S. plans are determined in a manner consistent with the U.S. plans.

For the U.S. pension plan, we adopted the Adjusted Pri-2012 base mortality table projected generationally using scale MP-2021.

The expected long-term rate of return on plan assets assumption for the U.S. pension plan was 7.50 percent in 2025 and 7.75 percent in both 2024 and 2023. Our expected long-term rate of return on U.S. plan assets was based on our target asset allocation assumption of 55 percent equities and 45 percent fixed-income. Management, in conjunction with our external financial advisors, determines the expected long-term rate of return on plan assets by considering the expected future returns and volatility levels for each asset class that are based on historical returns and forward-looking observations. For 2025, the expected long-term rate of return on the target equities allocation was 8.50 percent and the expected long-term rate of return on the target fixed-income allocation was 5.60 percent. The total plan rate of return assumption included an estimate of the effect of diversification and the plan expense. A change of 0.5 percentage points for the expected return on assets assumption would impact U.S. net pension and other postretirement plan expense by approximately $2,811 (pre-tax).

Management, in conjunction with our external financial advisors, uses the actual historical rates of return of the asset categories to assess the reasonableness of the expected long-term rate of return on plan assets.

The expected long-term rate of return on plan assets assumption for non-U.S. pension plans was a weighted-average of 5.03 percent in 2025 compared to 5.01 percent in 2024 and 5.02 percent in 2023. The expected long-term rate of return on plan assets assumption used in each non-U.S. plan is determined on a plan-by-plan basis for each local jurisdiction and is based on expected future returns for the investment mix of assets currently in the portfolio for that plan. Management, in conjunction with our external financial advisors, develops expected rates of return for each plan, considers expected long-term returns for each asset category in the plan, reviews expectations for inflation for each local jurisdiction, and estimates the effect of active management of the plan’s assets. Our largest non-U.S. pension plans are in the United Kingdom and Germany. The expected long-term rate of return on plan assets for the United Kingdom was 4.50 percent and the expected long-term rate of return on plan assets for Germany was 5.50 percent. Management, in conjunction with our external financial advisors, uses actual historical returns of the asset portfolio to assess the reasonableness of the expected rate of return for each plan.

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

Assumed health care trend rates	2025	2024	2023
Health care cost trend rate assumed for next year	7.00%	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.00%	5.75%	5.75%
Fiscal year that the rate reaches the ultimate trend rate	2030	2026	2026

The asset allocation for the Company’s U.S. and non-U.S. pension plans at the end of 2025 and 2024 follows.

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Plans
		Percentage of			Percentage of			Percentage of
		Plan Assets at			Plan Assets at			Plan Assets at
	Target	Year-End		Target	Year-End		Target	Year-End
Asset Category	2025	2025	2024	2025	2025	2024	2025	2025	2024
Equities	55.0%	51.5%	52.4%	23.0%	24.2%	23.0%	0.0%	0.0%	0.0%
Fixed income	45.0%	46.7%	46.1%	76.5%	74.6%	76.5%	0.0%	0.0%	0.0%
Insurance	0.0%	0.0%	0.0%	0.5%	0.5%	0.0%	100.0%	98.3%	98.0%
Cash	0.0%	1.8%	1.5%	0.0%	0.7%	0.5%	0.0%	1.7%	2.0%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

The U.S. pension plans consist of two plans: a pension plan and a supplemental executive retirement plan (“SERP”). There were no assets in the SERP in 2025 and 2024. Consequently, all of the data disclosed in the asset allocation table for the U.S. pension plans pertain to our U.S. pension plan.

During 2025, we maintained our assets within the allowed ranges of the target asset allocation mix of 55 percent equities and 45 percent fixed income plus or minus 5 percent and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the plan.

The non-U.S. pension plans consist of all the pension plans administered outside the U.S., principally consisting of plans in Germany and the United Kingdom. During 2025, we maintained our assets for the non-U.S. pension plans at the specific target asset allocation mix determined for each plan plus or minus the allowed rate and continued our focus to reduce volatility of plan assets in future periods and to more closely match the duration of the assets with the duration of the liabilities of the individual plans. We plan to maintain the portfolios at their respective target asset allocations in 2026.

Other postretirement benefits plans consist of two U.S. plans: a retiree medical health care plan and a group term life insurance plan. There were no assets in the group term life insurance plan for 2025 and 2024. Consequently, all of the data disclosed in the asset allocation table for other postretirement plans pertain to our retiree medical health care plan. Our investment strategy for other postretirement benefit plans is to own insurance policies that maintain an asset allocation nearly completely in equities. These equities are invested in a passive portfolio indexed to the S&P 500.

Fair Value of Plan Assets

The following table presents plan assets categorized within a three-level fair value hierarchy as described in Note 13.

	November 29, 2025
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$188,106	$-	$188,106
Fixed income	-	134,835	-	134,835
Cash	6,515	-	-	6,515
Total categorized in the fair value hierarchy	6,515	322,941	-	329,456
Other investments measured at NAV[1]				35,589
Total	$6,515	$322,941	$-	$365,045

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$33,746	$-	$-	$33,746
Fixed income	46,001	-	806	46,807
Insurance	-	-	662	662
Cash	1,051	-	-	1,051
Total categorized in the fair value hierarchy	80,798	-	1,468	82,266
Other investments measured at NAV[1]				57,398
Total	$80,798	$-	$1,468	$139,664

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$193,863	$193,863
Cash	3,349	-	-	3,349
Total	$3,349	$-	$193,863	$197,212

	November 30, 2024
U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$-	$183,061	$-	$183,061
Fixed income	-	134,261	-	134,261
Cash	5,169	-	-	5,169
Total categorized in the fair value hierarchy	5,169	317,322	-	322,491
Other investments measured at NAV[1]				26,533
Total	$5,169	$317,322	$-	$349,024

Non-U.S. Pension Plans	Level 1	Level 2	Level 3	Total Assets
Equities	$31,015	$-	$-	$31,015
Fixed income	41,869	-	722	42,591
Insurance	-	-	603	603
Cash	674	-	-	674
Total categorized in the fair value hierarchy	73,558	-	1,325	74,883
Other investments measured at NAV[1]				60,684
Total	$73,558	$-	$1,325	$135,567

Other Postretirement Benefits	Level 1	Level 2	Level 3	Total Assets
Insurance	$-	$-	$171,809	$171,809
Cash	3,566	-	-	3,566
Total	$3,566	$-	$171,809	$175,375

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

The definitions of fair values of our pension and other postretirement benefit plan assets at  November 29, 2025 and November 30, 2024 by asset category are as follows:

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

The following is a roll forward of the Level 3 investments of our pension and other postretirement benefit plan assets during the years ended November 29, 2025 and November 30, 2024:

	Fixed Income and Insurance
Non-U.S. Pension Plans	2025	2024
Level 3 balance at beginning of year	$1,325	$726
Transfers into level 3	-	603
Net gains	14	17
Currency change effect	129	(21)
Level 3 balance at end of year	$1,468	$1,325

	Insurance
Other Postretirement Benefits	2025	2024
Level 3 balance at beginning of year	$171,809	$132,754
Purchases, sales, issuances and settlements, net	(1,729)	(1,431)
Net gains	23,783	40,486
Level 3 balance at end of year	$193,863	$171,809

Note 11: Income Taxes

Income before income taxes and income from equity method investments	2025	2024	2023
United States	$(6,541)	$(46,064)	$15,276
Non-U.S.	221,959	228,727	218,884
Total	$215,418	$182,663	$234,160

Components of the provision for income tax expense (benefit)	2025	2024	2023
Current:
U.S. federal	$23,754	$14,150	$18,347
State	5,046	4,104	5,529
Non-U.S.	78,930	92,721	87,449
	107,730	110,975	111,325
Deferred:
U.S. federal	(33,712)	(44,784)	(100)
State	(2,907)	(4,442)	(4,111)
Non-U.S.	(3,982)	(5,368)	(13,585)
	(40,601)	(54,594)	(17,796)
Total	$67,129	$56,381	$93,529

Reconciliation of effective income tax	2025	2024	2023
Tax at statutory U.S. federal income tax rate	$45,238	$38,359	$49,174
State income taxes, net of federal benefit	1,635	(307)	1,137
Foreign dividend repatriation	12,567	1,943	21,730
Foreign operations	13,620	13,232	12,558
Executive compensation over $1.0 million	1,834	1,690	784
Non-U.S. stock option expense	630	676	730
Change in valuation allowance	398	(1,800)	725
Research and development tax credit	(1,480)	(1,460)	(1,400)
Foreign-derived intangible income	(1,718)	(625)	(2,665)
Global intangible low-taxed income	2,124	1,581	2,345
Provision to return	1,314	(1,595)	1,336
Contingency reserve	(10,778)	3,416	5,951
Excess tax benefit related to stock options and restricted stock	(248)	(3,083)	(850)
Goodwill impairment related to North America Flooring	-	2,373	-
Other	1,993	1,981	1,974
Total income tax expense	$67,129	$56,381	$93,529

1 Foreign dividend repatriation line includes impact of withholding tax recorded on earnings that are no longer permanently reinvested.

Deferred income tax balances at each year-end related to:	2025	2024
Deferred tax assets:
Pension and other postretirement benefit plans	$2,679	$4,318
Employee benefit costs	28,206	28,116
Foreign tax credit carryforward	8,740	7,555
Tax loss carryforwards	20,297	20,059
Leases	14,017	16,203
Hedging activity	26,023	11,688
Interest deduction limitation	80,521	57,233
Product and other claims	9,709	1,496
Other	25,071	29,530
Gross deferred tax assets	215,263	176,198
Less: valuation allowance	(11,054)	(11,696)
Total net deferred tax assets	204,209	164,502
Deferred tax liability:
Depreciation and amortization	(197,069)	(187,897)
Pension and other postretirement benefit plans	(69,431)	(58,119)
Undistributed earnings of non-U.S. subsidiaries	(5,598)	(4,933)
Leases	(13,655)	(15,948)
Total deferred tax liability	(285,753)	(266,897)
Net deferred tax liability	$(81,544)	$(102,395)

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

U.S. income taxes have not been provided on approximately $1,365,208 of undistributed earnings of non-U.S. subsidiaries. We intend to indefinitely reinvest these undistributed earnings. Cash available in the United States has historically been sufficient and we expect it will continue to be sufficient to fund U.S. cash flow requirements. In the event these earnings are later distributed to the U.S., such distributions would likely result in additional U.S. tax.

While non-U.S. operations have been profitable overall, there are cumulative tax losses of $69,673 in various countries. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $46,198 can be carried forward indefinitely, while the remaining $23,475 of tax losses must be utilized during 2026 to 2043.

The U.S. has a branch foreign tax credit carryforward of $4,337. A valuation allowance has been recorded against this foreign tax credit carryforward to reflect that this amount is not more-likely-than-not to be realized.

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding accrued interest.  We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	2025	2024
Balance at beginning of year	$15,590	$14,254
Tax positions related to the current year:
Additions	363	1,027

Tax positions related to prior years:
Additions	3,635	4,434
Reductions	(1,398)	(755)
New balance sheet reserve	760	-
Settlements	(8,770)	(775)
Lapses in applicable statutes of limitation	(974)	(2,595)
Balance at end of year	$9,206	$15,590

Included in the balance of unrecognized tax benefits as of  November 29, 2025 and November 30, 2024 are potential benefits of $8,871 and $12,431 respectively, that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended November 29, 2025, we recognized a net expense for interest and penalties of $1,523 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $2,487 as of November 29, 2025. For the year ended November 30, 2024, we recognized a net benefit for interest and penalties of $658 relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $4,840 as of November 30, 2024.

We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. We are no longer subject to U.S. federal tax examination for years prior to 2022 or Swiss income tax examination for years prior to 2022. During the fourth quarter of 2025, H.B. Fuller (China) Adhesives, Ltd. settled its transfer pricing audit covering the calendar years 2015 through 2023. Also during the fourth quarter of 2025, ADCO Europe Holding GmbH settled its transfer pricing audit covering the fiscal years 2017 through 2019. We are in various stages of examination and appeals in other states and foreign jurisdictions. Although the final outcomes of these examinations cannot currently be determined, we believe that we have recorded adequate liabilities with respect to these examinations.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was a liability of $3,944 at November 29, 2025 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $3,143 at November 29, 2025 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $1,411 at November 29, 2025 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On July 18, 2025, we amended the agreement for the two tranches of the fixed-to-fixed cross-currency interest rate swap, of €50,000 each, that matured in August 2025 to a maturity date of February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of November 29, 2025, the combined fair value of the swaps was a liability of $113,144 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income (loss). The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive (loss) income into earnings during the period of change. The amount in accumulated other comprehensive (loss) income related to net investment hedge cross-currency swaps was a loss of $85,610 as of November 29, 2025. As of November 29, 2025, we reclassified $261 of losses into earnings from net investment hedges and we expect to reclassify $350 of losses into earnings within the next twelve months. This is related to the portion excluded from the assessment of hedge effectiveness for the net investment hedges in the amount of $700.

The amounts of pretax gains (losses) recognized in comprehensive income (loss) related to derivative instruments designated as interest rate swaps and net investment hedges are as follows:

	November 29, 2025	November 30, 2024	December 2, 2023
Interest rate swap contracts	$(9,412)	$(14,831)	$5,932
Net investment hedges	(63,602)	23,058	(18,555)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. See Note 7 for further discussion on the issuance of our Public Notes. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $20,481 at November 29, 2025, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

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

As of November 29, 2025, we had forward foreign currency contracts maturing between December 1, 2025 and February 4, 2026. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains (losses) recognized in other (expense) income, net related to derivative instruments not designated as hedging instruments are as follows:

	November 29, 2025	November 30, 2024	December 2, 2023
Foreign currency forward contracts	$4,206	$(4,927)	$8,497

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of November 29, 2025, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of November 29, 2025 and November 30, 2024, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using:
	November 29,
Description	2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,352	$4,352	$-	$-
Foreign exchange contract assets	4,841	-	4,841	-

Liabilities:
Foreign exchange contract liabilities	$635	$-	$635	$-
Interest rate swaps, cash flow hedge liabilities	8,498	-	8,498	-
Interest rate swaps, fair value hedge liabilities	20,481	-	20,481	-
Net investment hedge liabilities	113,144	-	113,144	-
Holdback liability	33,578	-	-	33,578

		Fair Value Measurements Using:
	November 30,
Description	2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$8,584	$8,584	$-	$-
Foreign exchange contract assets	2,147	-	2,147	-
Interest rate swaps, cash flow hedge assets	1,781	-	1,781	-

Liabilities:
Foreign exchange contract liabilities	$7,074	$-	$7,074	$-
Interest rate swaps, cash flow hedge liabilities	265	-	265	-
Interest rate swaps, fair value hedge liabilities	32,775	-	32,775	-
Net investment hedge liabilities	51,871	-	51,871	-

The fair value of the holdback liability related to the acquisition of GEM and Medifill, based on a discounted cash flow model, was $33,578 as of November 29, 2025. Adjustments to the fair value of the holdback are recorded to interest expense in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of this Level 3 liability.

Holdback Liability	2025
Level 3 balance at beginning of year	$-
Initial valuation of holdback liability	28,922
Interest	905
Foreign currency translation adjustment	3,751
Level 3 balance at end of year	$33,578

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

Note 14: Commitments and Contingencies

Environmental Matters

From time to time, we become aware of compliance matters relating to, or receive notices from, federal, state or local entities regarding possible or alleged violations of environmental, health or safety laws and regulations. We review the circumstances of each individual site, considering the number of parties involved, the level of potential liability or our contribution relative to the other parties, the nature and magnitude of the hazardous substances involved, the method and extent of remediation, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Also, from time to time, we are identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and/or similar state laws that impose liability for costs relating to the clean up of contamination resulting from past spills, disposal or other release of hazardous substances. We are also subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $2,625 and $3,445 as of November 29, 2025 and November 30, 2024, respectively, for probable and reasonably estimable environmental remediation costs. Of the amount reserved, $277 and $1,055 as of November 29, 2025 and November 30, 2024, respectively, is attributable to a facility we own in Simpsonville, South Carolina as a result of our Royal Adhesives acquisition that is a designated site under CERCLA.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Year Ended	Year Ended	Year Ended
	November 29,	November 30,	December 2,
	2025	2024	2023
Lawsuits and claims settled	10	9	9
Settlement amounts	$474	$1,208	$4,200
Insurance payments received or expected to be received	$324	$844	$2,379

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

In  February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in  September 2022. The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company’s divested North America Flooring business. As previously disclosed, the court ordered the parties and their insurers to attend a meditation session on October 21 and 22, 2025. At that mediation session, the Company and the plaintiffs agreed in principle to settle this matter for up to $75.0 million. Under the proposed settlement, in lieu of funding the maximum settlement amount, the Company’s payment obligations will be limited to validly submitted claims, settlement administration costs, service awards, and plaintiffs’ attorneys’ fees and expenses. The terms of a definitive settlement agreement are being negotiated and will be subject to court approval. In light of these developments, the Company concluded that a loss is probable and reasonably estimable and recorded an accrual in anticipation of the settlement of $34.8 million ($26.3 million after tax) based on a range of possible outcomes. This accrual is included in other accrued expenses in the Consolidated Balance Sheets as of November 29, 2025. The Company believes that it is entitled to reimbursement from its insurers for a substantial portion of the potential settlement amount as well as legal fees already incurred and paid and is actively pursuing reimbursement from its insurers.

Based on currently available information, we have concluded that the resolution of any pending matter, including asbestos-related litigation, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flow.

Note 15: Segments

We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and Adjusted EBITDA of each of our segments are regularly reviewed by our chief executive officer, who acts as our chief operating decision maker, to make decisions about resources to be allocated to the segments and assess their performance. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization and foreign currency gain/loss, adjusted for other items within a relevant period which are not reflective of the segment’s operating performance in the period. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment. Consistent with our internal management reporting, Corporate Unallocated includes and Adjusted EBITDA excludes amounts related to business acquisition and integration costs, organizational restructuring charges and project costs associated with our implementation of Project ONE. Corporate assets are not allocated to the operating segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs.

As of November 30, 2024, our three operating segments consisted of Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Construction Adhesives. As of the beginning of fiscal 2025, we reorganized our operating segments by selling our North America Flooring business, previously part of the Construction Adhesives operating segment, and combining our Insulated Glass, Woodworking and Composite businesses, previously part of the Engineering Adhesives operating segment, with Construction Adhesives Roofing and Building Envelope and Infrastructure businesses to form the Building Adhesive Solutions operating segment. All financial results related to North America Flooring have been moved to our Corporate Unallocated segment. Prior period segment information has been recast retrospectively to reflect the realignment.

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

Reportable operating segment financial information for all periods presented is as follows:

	Hygiene, Health		Building
Year Ended	and Consumable	Engineering	Adhesive		Corporate	H.B. Fuller
November 29, 2025	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$1,551,789	$1,061,779	$860,021	$3,473,589	$-	$3,473,589
Segment expenses and other items [1]	1,307,408	825,810	726,008	2,859,226	(6,297)	2,852,929
Adjusted EBITDA	$244,381	$235,969	$134,013	$614,363	$6,297	$620,660
Depreciation and amortization	$64,423	$61,794	$51,507	$177,724	$596	$178,320
Total Assets	1,963,357	1,566,264	1,188,916	4,718,537	464,169	5,182,706
Capital Expenditure	24,059	23,945	18,438	66,442	75,833	142,275

	Hygiene, Health		Building
Year Ended	and Consumable	Engineering	Adhesive		Corporate	H.B. Fuller
November 30, 2024	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$1,546,545	$1,009,031	$856,503	$3,412,079	$156,657	$3,568,736
Segment expenses and other items [1]	1,300,795	808,519	723,332	2,832,646	142,235	2,974,881
Adjusted EBITDA	$245,750	$200,512	$133,171	$579,433	$14,422	$593,855
Depreciation and amortization	$55,029	$53,402	$49,919	$158,350	$16,360	$174,710
Total Assets	1,610,902	1,533,675	1,239,527	4,384,104	549,140	4,933,244
Capital Expenditure	26,271	18,379	36,713	81,363	57,875	139,238

	Hygiene, Health		Building
Year Ended	and Consumable	Engineering	Adhesive		Corporate	H.B. Fuller
December 2, 2023	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$1,607,607	$973,012	$777,518	$3,358,137	$152,797	$3,510,934
Segment expenses and other items [1]	1,328,533	783,637	670,465	2,782,635	147,461	2,930,096
Adjusted EBITDA	$279,074	$189,375	$107,053	$575,502	$5,336	$580,838
Depreciation and amortization	$51,204	$41,464	$56,004	$148,672	$11,169	$159,841

1 Segment expenses and other items for all segments primarily include raw material costs, compensation and benefits, delivery expense, rent and lease expense, professional services, travel and entertainment, repairs and maintenance and other manufacturing overhead.

We use both GAAP and non-GAAP financial measures, including Adjusted EBITDA, for operational and financial decision making, and to assess Company and segment business performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. Our calculation of this non-GAAP measure  may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of this non-GAAP measure has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures. The following table provides a reconciliation of the Company’s Adjusted EBITDA to net income attributable to H.B. Fuller for the years ended November 29, 2025,  November 30, 2024 and December 2, 2023:

Reconciliation of Net income attributable to H.B. Fuller to Adjusted EBITDA

	Year Ended
	November 29,	November 30,	December 2,
	2025	2024	2023

Net income attributable to H.B. Fuller	$151,967	130,256	144,906

Adjustments:
Acquisition project costs	15,412	11,035	16,874
Organizational realignment	31,424	39,996	29,900
Project One	10,237	11,885	9,815
Business divestiture	-	47,267	-
Other[1]	39,155	(1,981)	(611)
Discrete tax items	7,467	(5,469)	26,085
Income tax effect on adjustments	(21,054)	(15,811)	(10,604)
Adjusted net income attributable to H.B. Fuller	234,608	217,178	216,365

Add:
Interest expense[2]	132,431	133,122	131,913
Interest income	(4,820)	(4,679)	(3,943)
Income taxes	80,717	77,661	78,047
Depreciation and amortization expense[3]	177,724	170,573	158,456
Adjusted EBITDA	620,660	593,855	580,838

1 Other includes losses associated with ongoing litigation and product claims related to a divested business and costs associated with the exit of a product line for the year ended November 29, 2025.

2 Interest expense added back for EBITDA is adjusted for amounts already included in adjusted net income attributable to H.B. Fuller.

3 Depreciation and amortization expense added back for EBITDA is adjusted for amounts already included in adjusted net income attributable to H.B. Fuller.

Financial information about geographic areas

	Net Revenue
	2025	2024	2023
United States	$1,521,418	$1,623,854	$1,551,846
China	447,066	438,512	430,948
Germany	352,447	362,919	393,029
Countries with more than 10 percent of total	2,320,931	2,425,285	2,375,823
All other countries with less than 10 percent of total	1,152,658	1,143,451	1,135,111
Total	$3,473,589	$3,568,736	$3,510,934

	Property, Plant and Equipment, net
	2025	2024	2023
United States	$523,282	$472,084	$425,765
China	109,751	109,665	110,061
Germany	101,666	98,233	114,266
All other countries with less than 10 percent of total	200,562	201,945	174,563
Total	$935,261	$881,927	$824,655

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	November 29, 2025
	Hygiene, Health and Consumable	Engineering	Building Adhesive	Corporate
	Adhesives	Adhesives	Solutions	Unallocated	Total
Americas	$867,316	$449,607	$465,363	$-	$1,782,286
EIMEA	476,718	235,544	334,343	-	1,046,605
Asia Pacific	207,755	376,628	60,315	-	644,698
	$1,551,789	$1,061,779	$860,021	$-	$3,473,589

	November 30, 2024
	Hygiene, Health and Consumable	Engineering	Building Adhesive	Corporate
	Adhesives	Adhesives	Solutions	Unallocated	Total
Americas	$884,512	$414,568	$455,280	$156,657	$1,911,017
EIMEA	454,336	233,560	338,273	-	1,026,169
Asia Pacific	207,697	360,903	62,950	-	631,550
	$1,546,545	$1,009,031	$856,503	$156,657	$3,568,736

	December 2, 2023
	Hygiene, Health and Consumable	Engineering	Building Adhesive	Corporate
	Adhesives	Adhesives	Solutions	Unallocated	Total
Americas	$921,934	$379,488	$406,647	$152,797	$1,860,866
EIMEA	480,483	235,922	305,482	-	1,021,887
Asia Pacific	205,190	357,602	65,389	-	628,181
	$1,607,607	$973,012	$777,518	$152,797	$3,510,934

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on its evaluation, our management concluded that, as of November 29, 2025, our disclosure controls and procedures were effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information require to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 29, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on its assessment, management concluded that, as of November 29, 2025, the Company’s internal control over financial reporting was effective. Ernst and Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of November 29, 2025, which is included elsewhere in this Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the headings “Proposal 1 - Election of Directors”, “Delinquent Section 16(a) Reports” and “Corporate Governance - Audit Committee” contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2026 (the “2026 Proxy Statement”) is incorporated herein by reference.

The information contained at the end of Item 1. hereof under the heading “Information About Our Executive Officers” is incorporated herein by reference.

Since the date of our 2025 Proxy Statement, there have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

The Company has a code of business conduct applicable to all of its directors and employees, including its principal executive officer, principal financial officer, principal accounting officer, and other employees performing similar functions. A copy of the code of business conduct is available under the Investor Relations section of the Company’s website at www.hbfuller.com. The Company intends to disclose on its website information with respect to any amendment to or waiver from a provision of its code of business conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, and other employees performing similar functions within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information under the headings “Executive Compensation,” “Director Compensation” and “CEO Pay Ratio Disclosure” contained in the 2026 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" contained in the 2026 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” contained in the 2026 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the heading “Fees Paid to Independent Registered Public Accounting Firm” contained in the 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

Consolidated Statements of Income for the fiscal years ended November 29, 2025, November 30, 2024, and December 2, 2023.

Consolidated Statements of Comprehensive Income for the fiscal years ended November 29, 2025, November 30, 2024, and December 2, 2023.

Consolidated Balance Sheets as of November 29, 2025 and November 30, 2024.

Consolidated Statements of Total Equity for the fiscal years ended November 29, 2025, November 30, 2024, and December 2, 2023.

Consolidated Statements of Cash Flows for the fiscal years ended November 29, 2025, November 30, 2024, and December 2, 2023.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

2.	Financial Statement Schedules

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits
	Item	Incorporation by Reference

3.1	Restated Articles of Incorporation of H.B. Fuller Company, as amended	Filed Herewith.

3.2	By-Laws of H.B. Fuller Company	Exhibit 3.1 to the Current Report on Form 8-K dated December 2, 2015.

4.1	Form of Certificate for common stock, par value $1.00 per share	Exhibit 4.1 to the Quarterly Report on Form 10-Q dated for the quarter ended March 4, 2023.

4.2	Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K dated February 9, 2017.

4.3	First Supplemental Indenture, dated February 14, 2017, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.4	Amendment No. 1 to First Supplemental Indenture, dated February 14, 2017 between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.0000% Notes due 2027	Exhibit 4.6 to the Annual Report on Form 10-K for the fiscal year ended December 2, 2017.

4.5	Second Supplemental Indenture, dated October 20, 2020, between H.B. Fuller Company and U.S. Bank National Association, as Trustee, relating to the 4.250% Notes due 2028	Exhibit 4.1 to the Current Report on Form 8-K dated October 20, 2020.

4.6	Form of Global Note representing the 4.000% Notes due 2027 (included in Exhibit 4.3)	Exhibit 4.2 to the Current Report on Form 8-K dated February 9, 2017.

4.7	Form of Global Note representing the 4.250% Notes due 2028 (included in Exhibit 4.5)	Exhibit 4.1 to the Current Report on Form 8-K dated October 20, 2020.

4.8	Description of Securities	Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

10.1	Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto	Exhibit 10.1 to the Current Report on Form 8-K dated February 21, 2023.

10.2	Amendment No. 1, dated as of August 16, 2023, to the Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 2, 2023.

10.3	Refinancing and Incremental Amendment, dated March 4, 2024, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto	Exhibit 10.1 to the Current Report on Form 8-K dated March 4, 2024.

10.4	Refinancing Amendment No. 2, dated March 6, 2025, to the Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2025.

10.5	Amended and Restated H.B. Fuller Company Year 2000 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated April 5, 2006.

10.6	H.B. Fuller Company Supplemental Executive Retirement Plan II – 2008	Exhibit 10.2 to the Current Report on Form 8-K dated December 19, 2007.

10.7	First Declaration of Amendment dated December 15, 2008 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

10.8	Second Declaration of Amendment dated May 31, 2011 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011.

10.9	Third Declaration of Amendment dated September 30, 2021 to the H.B. Fuller Company Supplemental Executive Retirement Plan II - 2008	Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

*10.10	H.B. Fuller Company Executive Benefit Trust dated October 25, 1993 between H.B. Fuller Company and U.S. Bank, National Association, as Trustee, as amended, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K for the fiscal year ended November 29, 1997.

*10.11	Amendments to H.B. Fuller Company Executive Benefit Trust, dated October 1, 1997 and March 2, 1998, between H.B. Fuller Company and First Trust National Association, as Trustee, relating to the H.B. Fuller Company Supplemental Executive Retirement Plan	Exhibit 10(k) to the Annual Report on Form 10-K405 for the fiscal year ended November 28, 1998.

*10.12	Amendment to the H.B. Fuller Company Executive Benefit Trust dated December 19, 2007	Exhibit 10.3 to the Current Report on Form 8-K dated December 19, 2007.

*10.13	Amendment to the H.B. Fuller Company Executive Benefit Trust dated March 31, 2009	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.14	H.B. Fuller Company Key Employee Deferred Compensation Plan (2021 Restatement)	Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

*10.15	H.B. Fuller Company Key Employee Deferred Compensation Plan (2025 Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 1, 2025.

*10.16	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

*10.17	Form of Change-in-Control Agreement between H.B. Fuller Company and each of its executive officers for agreements entered into after January 24, 2019	Exhibit 10.9 to the Current Report on Form 8-K dated January 24, 2019.

*10.18	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.19	Form of Severance Agreement between H.B. Fuller Company and each of its executive officers hired on or after October 2023	Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 2, 2023.

*10.20	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2013 Master Incentive Plan for awards made on or after January 23, 2014	Exhibit 10.2 to the Current Report on Form 8-K dated January 23, 2014.

*10.21	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after April 7, 2016	Exhibit 10.1 to the Current Report on Form 8-K dated April 6, 2016.

*10.22	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2016 Master Incentive Plan for awards made on or after October 20, 2017	Exhibit 10.2 to the Current Report on Form 8-K dated October 20, 2017.

*10.23	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after April 12, 2018	Exhibit 10.1 to the Current Report on Form 8-K dated April 12, 2018.

*10.24	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2018 Master Incentive Plan for awards made on or after January 24, 2019	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2019.

*10.25	Form of Non-Qualified Stock Option Agreement under the H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 2, 2020	Exhibit 10.1 to the Current Report on Form 8-K dated April 2, 2020.

*10.26	Form of Restricted Stock Unit (CEO) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K dated January 27, 2021.

*10.27	Form of Performance-Based Non-Qualified Stock Option (CEO TSR) Award Agreement under the H.B. Fuller Company 2020 Master Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K dated January 27, 2021.

*10.28	Form of Non-Qualified Stock Option Agreement under the Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 24, 2022	Exhibit 10.1 to the Current Report on Form 8-K dated January 24, 2022.

*10.29	Form of Non-Qualified Stock Option Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 3, 2023.

*10.30	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 3, 2023.

*10.31	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 3, 2023.

*10.32	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 6, 2023	Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 3, 2023.

*10.33	Form of Restricted Stock Unit Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 22, 2024	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 4, 2024.

*10.34	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after January 22, 2024	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 4, 2024.

*10.35	Form of Performance Share Award Agreement under the Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after February 4, 2025	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 1, 2025

*10.36	H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.4 to the Current Report on Form 8-K dated December 19, 2007.

*10.37	First Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

*10.38	Second Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 1, 2019.

*10.39	Third Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (2008 Amendment and Restatement)	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2019.

*10.40	Fourth Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended November 28, 2020.

*10.41	Fifth Amendment of the H.B. Fuller Company Defined Contribution Restoration Plan (As Amended and Restated Effective January 1, 2008)	Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

*10.42	H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)	Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

*10.43	First Amendment of H.B. Fuller Company Directors’ Deferred Compensation Plan (2008 Amendment and Restatement)	Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended November 29, 2008.

*10.44	H.B. Fuller Company 2009 Director Stock Incentive Plan	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended May 30, 2009.

*10.45	H.B. Fuller Company Management Short-Term Incentive Plan for Executive Officers	Exhibit 10.1 to the Current Report on Form 8-K dated January 25, 2024.

*10.46	H.B. Fuller Company 2013 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 27, 2013.

*10.47	H.B. Fuller Company 2016 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2016.

*10.48	H.B. Fuller Company 2018 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 28, 2018.

*10.49	Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2021.

*10.50	Second Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 22, 2023.

*10.51	Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan	Annex B to the H.B. Fuller Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 4, 2025.

19.1	Insider Trading Policy	Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	302 Certification – Celeste B. Mastin

31.2	302 Certification – John J. Corkrean

32.1	906 Certification – Celeste B. Mastin

32.2	906 Certification – John J. Corkrean

97.1	Executive and Key Manager Compensation Recovery Policy	Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended December 2, 2023.

101

The following materials from the H.B. Fuller Company Annual Report on Form 10-K for the fiscal year ended November 29, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

H.B. FULLER COMPANY

	By:	/s/ Celeste B. Mastin
Dated: January 22, 2026		CELESTE B. MASTIN
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
CELINE C. MARTIN

*	Director
TERESA J. RASMUSSEN

*	Director
SRILATA A. ZAHEER

* by /s/ Gregory O. Ogunsanya
GREGORY O. OGUNSANYA, Attorney in Fact

Dated: January 22, 2026