Form 10-Q
period 2026-02-28
FULLER H B CO
filed 2026-03-26
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 54,487,294 as of March 20, 2026.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	February 28,	March 1,
	2026	2025
Net revenue	$770,844	$788,663
Cost of sales	(534,796)	(561,588)
Gross profit	236,048	227,075
Selling, general and administrative expenses	(184,450)	(180,628)
Other income, net	6,749	3,207
Interest expense	(32,871)	(32,042)
Interest income	2,073	1,100
Income before income taxes and income from equity method investments	27,549	18,712
Income taxes	(7,422)	(5,945)
Income from equity method investments	918	497
Net income including non-controlling interest	21,045	13,264
Net income attributable to non-controlling interest	-	(16)
Net income attributable to H.B. Fuller	$21,045	$13,248

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$0.38	$0.24
Diluted	$0.38	$0.24

Weighted-average common shares outstanding:
Basic	54,731	54,998
Diluted	55,513	56,029

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	February 28,	March 1,
	2026	2025
Net income including non-controlling interest	$21,045	$13,264
Other comprehensive income (loss)
Foreign currency translation	52,205	(20,986)
Defined benefit pension plans adjustment, net of tax	18	130
Interest rate swaps, net of tax	46	(1,147)
Net investment hedges, net of tax	(9,705)	6,994
Other comprehensive income (loss)	42,564	(15,009)
Comprehensive income (loss)	63,609	(1,745)
Less: Comprehensive income attributable to non-controlling interest	24	33
Comprehensive income (loss) attributable to H.B. Fuller	$63,585	$(1,778)

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	February 28,	November 29,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$107,877	$107,213
Trade receivables (net of allowances of $13,172 and $11,922, as of February 28, 2026 and November 29, 2025, respectively)	532,180	564,339
Inventories	506,776	471,963
Other current assets	128,502	119,750
Total current assets	1,275,335	1,263,265

Property, plant and equipment	2,009,591	1,956,209
Accumulated depreciation	(1,052,979)	(1,020,948)
Property, plant and equipment, net	956,612	935,261

Goodwill	1,697,468	1,680,059
Other intangibles, net	791,098	805,867
Other assets	499,784	498,254
Total assets	$5,220,297	$5,182,706

Liabilities, non-controlling interest and total equity
Current liabilities
Trade payables	$453,035	$470,132
Accrued compensation	69,254	114,302
Income taxes payable	20,313	25,018
Other accrued expenses	123,306	133,907
Total current liabilities	665,908	743,359

Long-term debt	2,076,062	2,016,937
Accrued pension liabilities	52,124	51,317
Other liabilities	360,898	367,899
Total liabilities	$3,154,992	$3,179,512

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares issued and outstanding – 54,476,112 and 54,174,963 as of February 28, 2026 and November 29, 2025, respectively	$54,476	$54,175
Additional paid-in capital	309,114	298,017
Retained earnings	2,034,220	2,026,071
Accumulated other comprehensive loss	(332,505)	(375,045)
Total H.B. Fuller stockholders' equity	2,065,305	2,003,218
Non-controlling interest	-	(24)
Total equity	2,065,305	2,003,194
Total liabilities, non-controlling interest and total equity	$5,220,297	$5,182,706

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 29, 2025	$54,175	$298,017	$2,026,071	$(375,045)	$(24)	$2,003,194
Comprehensive income	-	-	21,045	42,540	24	63,609
Dividends	-	-	(12,896)	-	-	(12,896)
Stock option exercises	183	7,615	-	-	-	7,798
Share-based compensation plans and other, net	166	6,356	-	-	-	6,522
Repurchases of common stock	(48)	(2,874)	-	-	-	(2,922)
Balance at February 28, 2026	$54,476	$309,114	$2,034,220	$(332,505)	$-	$2,065,305

	H.B. Fuller Company Stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 30, 2024	$54,657	$322,636	$1,924,761	$(473,395)	$1,189	$1,829,848
Comprehensive income (loss)	-	-	13,248	(15,026)	33	(1,745)
Dividends	-	-	(12,285)	-	-	(12,285)
Stock option exercises	33	1,351	-	-	-	1,384
Share-based compensation plans and other, net	229	5,307	-	-	-	5,536
Repurchases of common stock	(729)	(43,648)	-	-	-	(44,377)
Balance at March 1, 2025	$54,190	$285,646	$1,925,724	$(488,421)	$1,222	$1,778,361

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	February 28, 2026	March 1, 2025
Cash flows from operating activities:
Net income including non-controlling interest	$21,045	$13,264
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	24,354	21,717
Amortization	22,011	20,880
Deferred income taxes	(2,422)	5,837
Income from equity method investments, net of dividends received	(918)	(497)
Loss (gain) on sale or disposal of assets	1,029	(46)
Share-based compensation	5,348	4,708
Pension and other post-retirement benefit plan activity	(1,862)	(1,988)
Loss on the sale of a business	-	1,515
Change in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	39,563	13,900
Inventories	(28,861)	(27,122)
Other assets	(3,224)	(295)
Trade payables	3,048	(14,272)
Accrued compensation	(46,425)	(37,913)
Other accrued expenses	(12,537)	(11,959)
Income taxes payable	(12,699)	(21,854)
Other liabilities	(9,854)	(311)
Foreign currency remeasurement	(1,570)	(18,471)
Net cash used in operating activities	(3,974)	(52,907)

Cash flows from investing activities:
Purchased property, plant and equipment	(57,701)	(32,984)
Purchased businesses, net of cash acquired	-	(162,032)
Proceeds from sale of property, plant and equipment	321	477
Purchase of cost method investment	-	(2,549)
Proceeds from the sale of a business	-	75,727
Net cash used in investing activities	(57,380)	(121,361)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	288,100	526,300
Repayment of long-term debt	(231,441)	(359,535)
Net payment of notes payable	-	(164)
Dividends paid	(12,798)	(12,193)
Proceeds from stock options exercised	7,798	1,384
Repurchases of common stock	(2,922)	(44,377)
Net cash provided by financing activities	48,737	111,415

Effect of exchange rate changes on cash and cash equivalents	13,281	(756)
Net change in cash and cash equivalents	664	(63,609)
Cash and cash equivalents at beginning of period	107,213	169,352
Cash and cash equivalents at end of period	$107,877	$105,743

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended  November 29, 2025 as filed with the Securities and Exchange Commission.

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

Supplier Finance Program

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of  February 28, 2026, and November 29, 2025, were approximately $8,633 and $7,379, respectively. These obligations under the Company’s supplier finance programs are included in accounts payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Short-term notes classified as long-term debt

As of February 28, 2026, the Company had 10-year unsecured public notes with an aggregate principal balance of $300,000 and a fixed coupon rate of 4.0 percent due February 15, 2027, classified as long term debt on the accompanying Consolidated Balance Sheets based on the Company’s intent and ability to refinance the notes on a long‑term basis. The Company maintains a revolving credit facility with maturity extending beyond twelve months from the balance sheet date and sufficient borrowing capacity to replace the notes with a long-term financing facility.

Note 2: Acquisitions

ND Industries Fastening Elements Locking and Sealing Technologies Industry and Trade Inc.

On  November 17, 2025, we completed the acquisition of ND Industries Fastening Elements Locking and Sealing Technologies Industry and Trade Inc. ("ND Industries Turkey") for a purchase price of 334,106 Turkish lira, or approximately $7,902 which was funded through existing cash. This includes a holdback amount of 105,699 Turkish lira that will be paid in two payments on the 18-month and 36-month anniversaries of the closing date. Headquartered in Istanbul, Turkey, ND Industries Turkey is a leading provider of specialty adhesives and fastener locking and sealing solutions. The acquisition of ND Industries Turkey is expected to accelerate the realization of our top growth priorities in EIMEA, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of  February 28, 2026 and includes goodwill of $3,960, other intangible assets of $3,300 and other net assets of $642. Goodwill represents expected synergies from combining ND Industries Turkey with our existing business. Goodwill is not deductible for tax purposes. ND Industries Turkey is included in our Engineering Adhesives operating segment.

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

GEM S.r.l. and Medifill Limited

On January 15, 2025, we completed the acquisition of GEM S.r.l. (“GEM”) and on December 2, 2024, we completed the acquisition of Medifill Limited (Medifill) for a total purchase price of 191,868 Euros, or approximately $196,990 which was funded through borrowings on our credit facility and existing cash. The transaction includes a 30,000 Euro holdback to be paid in three annual tranches beginning one year after the date of acquisition with the first payment made during the first quarter 2026. The fair value of the holdback was 22,617 Euros and is included in the total purchase price. See Note 11 for more information on the fair value of the holdback.

Although they were independent transactions, the acquisitions of GEM and Medifill were accounted for as a single business combination under ASC 805, as they were negotiated concurrently and are economically interdependent. Headquartered in Viareggio, Italy, GEM develops, produces and sells medical adhesives for wound closure in both surgical and topical applications. Headquartered in Dublin, Ireland, Medifill produces medical-grade cyanoacrylate adhesives tailored to the wound closure market for GEM. The acquisitions of GEM and Medifill establish a European headquarters for our Medical Adhesives Technologies business and European production capabilities for our medical adhesive offerings, further shifting our portfolio toward highly profitable, higher growth markets. The acquisition fair value measurement was final as of  February 28, 2026 and includes goodwill of $91,430, other intangible assets of $104,723 and other net assets of $837. Goodwill represents expected synergies from combining GEM and Medifill with our existing business. Goodwill is not deductible for tax purposes. GEM and Medifill are included in our Hygiene, Health and Consumable Adhesives operating segment.

Note 3: Restructuring Actions

Restructuring Plans

During fiscal year 2023, the Company approved restructuring plans (the "Plans") related to organizational changes and other actions to optimize operations and integrate acquired businesses. The Plans were implemented in the second quarter of fiscal year 2023 and were completed as of November 29, 2025. Remaining cash payments will continue into fiscal year 2026. In implementing the Plans, the Company currently expects to incur pre-tax costs of approximately $85,000 to $90,000 for severance and related employee costs globally, and other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans.

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended
	February 28, 2026	March 1, 2025
Cost of sales	$1,619	$2,954
Selling, general and administrative	375	557
Other expense, net	1,196	-
	$3,190	$3,511

The restructuring charges are recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at November 30, 2024	$8,430	$-	$-	$8,430
Expenses incurred	14,314	(547)	3,102	16,869
Non-cash charges	-	547	(580)	(33)
Cash payments	(14,143)	-	(2,522)	(16,665)
Foreign currency translation	360	-	-	360
Balance at November 29, 2025	$8,961	$-	$-	$8,961
Expenses incurred	710	1,065	1,415	3,190
Non-cash charges	-	(1,065)	(1,302)	(2,367)
Cash payments	(3,770)	-	(113)	(3,883)
Foreign currency translation	(15)	-	-	(15)
Balance at February 28, 2026	$5,886	$-	$-	$5,886

Non-cash charges primarily include accelerated depreciation resulting from the cessation of use of certain long-lived assets, impairments of certain long-lived assets, the recording of an inventory provision related to the discontinuance of certain products, and inventory disposals. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Other Restructuring

During the first quarter of 2026, the Company approved other restructuring actions related to global footprint optimization. The other restructuring actions began to be implemented in the first quarter of 2026 and are currently expected to be completed during fiscal year 2028. Restructuring costs are expected to be incurred over the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2026 and 2027. In implementing the other restructuring actions, the Company currently expects to incur pre-tax costs of approximately $10,200 to $12,200 for severance and related employee costs globally, and other restructuring costs related to optimizing the Company’s footprint and the payment of anticipated income taxes in certain jurisdictions related to the actions.

The following table summarizes the pre-tax distribution of charges under these restructuring actions by income statement classification:

	Three Months Ended
	February 28, 2026	March 1, 2025
Cost of sales	$3,920	$-
Selling, general and administrative	910	-
	$4,830	$-

The restructuring charges are recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Total
Expenses incurred	1,731	3,099	4,830
Non-cash charges	-	(3,099)	(3,099)
Cash payments	(1,369)	-	(1,369)
Foreign currency translation	15	-	15
Balance at February 28, 2026	$377	$-	$377

Non-cash charges primarily include accelerated depreciation resulting from the cessation of use of certain long-lived assets and impairments of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventories

The composition of inventories is as follows:

	February 28,	November 29,
	2026	2025
Raw materials	$212,248	$199,031
Finished goods	294,528	272,932
Total inventories	$506,776	$471,963

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the three months ended February 28, 2026 is presented below:

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
	Adhesives	Adhesives	Solutions	Total
Balance at November 29, 2025	$517,763	$610,107	$552,189	$1,680,059
Acquisitions	1,048	(756)	-	292
Foreign currency translation effect	11,430	(484)	6,171	17,117
Balance at February 28, 2026	$530,241	$608,867	$558,360	$1,697,468

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	February 28, 2026
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Total
Original cost	$235,196	$990,601	$82,015	$1,307,812
Accumulated amortization	(62,365)	(418,027)	(36,322)	(516,714)
Net identifiable intangibles	$172,831	$572,574	$45,693	$791,098

	November 29, 2025
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Total
Original cost	$232,522	$998,889	$81,228	$1,312,639
Impairment	-	-	(734)	(734)
Accumulated amortization	(57,778)	(414,706)	(33,554)	(506,038)
Net identifiable intangibles	$174,744	$584,183	$46,940	$805,867

Amortization expense with respect to amortizable intangible assets was $22,011 and $20,880 for the three months ended February 28, 2026 and March 1, 2025, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$78,020	$106,393	$107,953	$101,882	$75,346	$321,504

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended February 28, 2026 and March 1, 2025
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2026	2025	2026	2025	2026	2025
Service cost	$-	$-	$324	$368	$-	$-
Interest cost	3,097	3,242	1,663	1,442	218	249
Expected return on assets	(5,782)	(5,717)	(1,838)	(1,624)	(3,801)	(3,484)
Amortization:
Prior service cost	-	-	30	28	-	-
Actuarial loss (gain)	1,895	1,953	484	475	(2,429)	(2,277)
Settlement charge			123
Net periodic (benefit) cost	$(790)	$(522)	$786	$689	$(6,012)	$(5,512)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended February 28, 2026				Three Months Ended March 1, 2025
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$21,045	$-			$13,248	$16
Foreign currency translation¹	$52,181	$-	52,181	24	$(21,003)	$-	(21,003)	17
Defined benefit pension plans adjustment²	10	8	18	-	179	(49)	130	-
Interest rate swaps³	61	(15)	46	-	(1,516)	369	(1,147)	-
Net investment hedges³	(12,826)	3,121	(9,705)	-	9,244	(2,250)	6,994	-
Other comprehensive income (loss)	$39,426	$3,114	$42,540	$24	$(13,096)	$(1,930)	$(15,026)	$17
Comprehensive income (loss)			$63,585	$24			$(1,778)	$33

1 Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries.
2 Amounts reclassified from accumulated other comprehensive loss into earnings as part of net periodic cost related to pension and other postretirement benefit plans is reported in cost of sales, selling general and administrative expense and other income, net.
3 Amounts reclassified from accumulated other comprehensive loss into earnings is reported in other income, net.

The components of accumulated other comprehensive loss are as follows:

	February 28, 2026
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(136,973)	$(137,882)	$909
Defined benefit pension plans adjustment, net of taxes of $47,260	(67,147)	(67,147)	-
Interest rate swap, net of taxes of $4,444	(13,820)	(13,820)	-
Net investment hedges, net of taxes of $30,650	(95,315)	(95,315)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive (loss) income	$(331,596)	$(332,505)	$909

	November 29, 2025
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(189,131)	$(190,064)	$933
Defined benefit pension plans adjustment, net of taxes of $47,252	(67,164)	(67,164)	-
Interest rate swap, net of taxes of $4,459	(13,866)	(13,866)	-
Net investment hedges, net of taxes of $27,529	(85,610)	(85,610)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive (loss) income	$(374,112)	$(375,045)	$933

Note 8: Income Taxes

Income tax expense for the three months ended February 28, 2026 includes $98 of discrete tax expense relating to various U.S. and foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 26.6 percent for the three months ended February 28, 2026.

Income tax expense for the three months ended March 1, 2025 includes $992 of discrete tax expense relating to various U.S. and foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 26.5 percent for the three months ended March 1, 2025.

As of  February 28, 2026, we had a liability of $8,969 recorded for gross unrecognized tax benefits (excluding interest) compared to $9,206 as of November 29, 2025. As of February 28, 2026 and November 29, 2025, we had accrued $1,976 and $2,158 of gross interest relating to unrecognized tax benefits, respectively.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended
	February 28,	March 1,
(Shares in thousands)	2026	2025
Weighted-average common shares - basic	54,731	54,998
Equivalent shares from share-based compensations plans	782	1,031
Weighted-average common and common equivalent shares diluted	55,513	56,029

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

Share-based compensation awards of 2,908,350 and 2,140,479 shares for the three months ended February 28, 2026 and March 1, 2025, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was a liability of $3,882 at  February 28, 2026 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $3,183 at February 28, 2026 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $1,370 at February 28, 2026 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for these interest rate swaps. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swaps.

The amounts of pretax income (loss) recognized in Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended
	February 28, 2026	March 1, 2025
Interest rate swap contracts	61	(1,516)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $18,230 at  February 28, 2026, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On July 18, 2025, we amended the agreement for the two tranches of the fixed-to-fixed cross-currency interest rate swap, of €50,000 each, that matured in August 2025 to a maturity date of February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of February 28, 2026, the combined fair value of the swaps was a liability of $125,854 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was a loss of $95,315 as of February 28, 2026. The amounts of pretax loss recognized in comprehensive income related to the net investment hedge was $12,826 for the three months ended February 28, 2026. As of February 28, 2026, we reclassified $89 of losses into earnings from net investment hedges and we expect to reclassify $357 of losses into earnings within the next twelve months. This is related to the portion excluded from the assessment of hedge effectiveness for the net investment hedges in the amount of $706.

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

As of February 28, 2026, we had forward foreign currency contracts maturing between March 2, 2026 and July 8, 2026. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains recognized in other income, net related to derivative instruments not designated as hedging instruments for the three months ended February 28, 2026 and March 1, 2025 were $2,920 and $40, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of February 28, 2026, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2026 and November 29, 2025, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	February 28,	Fair Value Measurements Using:
Description	2026	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,495	$7,495	$-	$-
Foreign exchange contract assets	4,419	-	4,419	-

Liabilities:
Foreign exchange contract liabilities	$1,498	$-	$1,498	$-
Interest rate swaps, cash flow hedge liabilities	8,435		8,435	-
Interest rate swaps, fair value hedge liabilities	18,230	-	18,230	-
Net investment hedge liabilities	125,854	-	125,854	-
Holdback liability	22,617	-	-	22,617

	November 29,	Fair Value Measurements Using:
Description	2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,352	$4,352	$-	$-
Foreign exchange contract assets	4,841	-	4,841	-
Interest rate swaps, cash flow hedge assets	-	-	-	-

Liabilities:
Foreign exchange contract liabilities	$635	$-	$635	$-
Interest rate swaps, cash flow hedge liabilities	8,498	-	8,498	-
Interest rate swaps, fair value hedge liabilities	20,481	-	20,481	-
Net investment hedge liabilities	113,144	-	113,144	-
Holdback liability	33,578	-	-	33,578

The fair value of the holdback liability related to the acquisition of GEM and Medifill, based on a discounted cash flow model, was $22,617 as of February 28, 2026. Adjustments to the fair value of the holdback are recorded to interest expense in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of this Level 3 liability.

Amounts
Balance at November 29, 2025	$33,578
Payment of holdback liability	(11,596)
Interest	221
Foreign currency translation adjustment	414
Balance at February 28, 2026	$22,617

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $2,115,526 and $2,041,062 as of February 28, 2026 and November 29, 2025, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $2,666 and $2,625 as of February 28, 2026 and November 29, 2025, respectively, for probable and reasonably estimable environmental remediation costs.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Three Months Ended		3 Years Ended
	February 28, 2026	March 1, 2025	November 29, 2025
Lawsuits and claims settled	2	2	28
Settlement amounts	$258	$4	$5,882
Insurance payments received or expected to be received	$192	$2	$3,547

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

In  February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in  September 2022. The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company’s divested North America Flooring business. As previously disclosed, the Company and the plaintiffs agreed in principle to settle this matter for up to $75.0 million. Under the proposed settlement, in lieu of funding the maximum settlement amount, the Company’s payment obligations will be limited to validly submitted claims, settlement administration costs, service awards, and plaintiffs’ attorneys’ fees and expenses. The terms of a definitive settlement agreement will be subject to court approval. In light of these developments, the Company concluded that a loss is probable and reasonably estimable and recorded an accrual in anticipation of the settlement of $34.8 million ($26.3 million after tax) based on a range of possible outcomes. This accrual is included in other accrued expenses in the Consolidated Balance Sheets as of February 28, 2026 and November 29, 2025. The Company believes that it is entitled to reimbursement from its insurers for a substantial portion of the potential settlement amount as well as legal fees already incurred and paid and is actively pursuing reimbursement from its insurers.

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

During the first quarter of 2026, we did not repurchase shares under this program. During the first quarter of 2025, we repurchased shares under this program with an aggregate value of $41,153. Of this amount, $678 reduced common stock and $40,475 reduced additional paid-in capital.

Note 14: Segments

Our three reportable operating segments consist of Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Building Adhesive Solutions. We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and Adjusted EBITDA of each of our segments are regularly reviewed by our chief executive officer, who acts as our chief operating decision maker, to make decisions about resources to be allocated to the segments and assess their performance. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization and foreign currency gain/loss, adjusted for other items within a relevant period which are not reflective of the segment’s operating performance in the period. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment. Consistent with our internal management reporting, Corporate Unallocated includes and Adjusted EBITDA excludes amounts related to business acquisition and integration costs, organizational restructuring charges and project costs associated with our implementation of a global Enterprise Resource Planning ("ERP") system that we refer to as Project ONE. Corporate assets are not allocated to the operating segments. Inter-segment revenues are recorded at cost plus a markup for administrative costs. See below for a reconciliation of Adjusted EBITDA to net income attributable H.B. Fuller as reflected in the audited consolidated statement of income.

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

Reportable operating segment financial information is as follows:

	Hygiene, Health		Building
Three Months Ended:	and Consumable	Engineering	Adhesive		Corporate	H.B. Fuller
February 28, 2026	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$346,527	$242,448	$181,869	$770,844	$-	$770,844
Segment expenses and other items [1]	298,490	194,289	160,260	653,039	(899)	652,140
Adjusted EBITDA	$48,037	$48,159	$21,609	$117,805	$899	$118,704
Depreciation and amortization	$16,553	$15,922	$13,548	$46,023	$342	$46,365
Capital Expenditures	9,905	6,608	8,233	24,746	32,955	57,701

	Hygiene, Health		Building
Three Months Ended:	and Consumable	Engineering	Adhesive		Corporate	H.B. Fuller
March 1, 2025	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$368,225	$236,758	$183,680	$788,663	$-	$788,663
Segment expenses and other items [1]	321,334	192,570	161,877	675,781	(1,474)	674,307
Adjusted EBITDA	$46,891	$44,188	$21,803	$112,882	$1,474	$114,356
Depreciation and amortization	$14,731	$15,165	$12,671	$42,567	$30	$42,597
Capital Expenditures	2,286	6,999	6,438	15,723	17,261	32,984

1 Segment expenses and other items for all segments primarily include raw material costs, compensation and benefits, delivery expense, rent and lease expense, professional services, travel and entertainment, repairs and maintenance and other manufacturing overhead.

Reconciliation of Net income attributable to H.B. Fuller to Adjusted EBITDA:

	Three Months Ended
	February 28,	March 1,
	2026	2025
Net income attributable to H.B. Fuller	$21,045	$13,248

Adjustments:
Acquisition project costs	931	9,828
Organizational realignment	10,022	8,774
Project One	3,053	3,064
Other	(95)	-
Discrete tax items	98	992
Income tax effect on adjustments	(3,539)	(5,909)
Adjusted net income attributable to H.B. Fuller	31,515	29,997

Add:
Interest expense[1]	32,373	32,030
Interest income	(2,069)	(1,100)
Adjusted Income taxes	10,862	10,862
Depreciation and Amortization expense[2]	46,023	42,567
Adjusted EBITDA	118,704	114,356

1 Interest expense added back for EBITDA is adjusted for amounts already included in adjusted net income attributable to H.B. Fuller.

2 Depreciation and amortization expense added back for EBITDA is adjusted for amounts already included in adjusted net income attributable to H.B. Fuller.

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended February 28, 2026

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
	Adhesives	Adhesives	Solutions	Total
Americas	$189,143	$105,159	$93,698	$388,000
EIMEA	104,354	54,392	74,193	232,939
Asia Pacific	53,030	82,897	13,978	149,905
Total	$346,527	$242,448	$181,869	$770,844

	Three Months Ended March 1, 2025

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
	Adhesives	Adhesives	Solutions	Total
Americas	$207,354	$97,209	$95,700	$400,263
EIMEA	110,767	50,262	75,163	236,192
Asia Pacific	50,104	89,287	12,817	152,208
Total	$368,225	$236,758	$183,680	$788,663

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2025, for important background information related to our business.

Net revenue in the first quarter of 2026 decreased 2.3 percent from the first quarter of 2025. The decrease was due to a 7.2 percent decrease due to sales volume, partially offset by a 3.6 percent increase due to positive currency effects, a 0.7 percent increase due to acquisitions and a 0.6 percent increase due to pricing compared to the first quarter of 2025. The positive currency effect was primarily driven by a stronger Euro, Chinese renminbi, British pound, Brazilian real, Mexican peso and Australian dollar partially offset by a weaker Turkish lira compared to the U.S. dollar. Gross profit margin increased 180 basis points primarily due to higher product pricing, lower raw material costs, the impact of acquisitions and restructuring actions.

Net income attributable to H.B. Fuller in the first quarter of 2026 was $21.0 million compared to $13.2 million in the first quarter of 2025. Diluted earnings per share for the first quarter of 2026 was $0.38 per share compared to $0.24 per share for the first quarter of 2025.

Adjusted EBITDA in the first three months of 2026 increased 3.8 percent from the first three months of 2025, primarily driven by higher net income and depreciation and amortization expense.

Restructuring Plans

During fiscal year 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $85.0 million to $90.0 million ($58.0 million to $61.4 million after tax), which include (i) cash expenditures of approximately $51.0 million to $52.0 million ($34.8 million to $35.5 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $83.2 million under the Plans as of February 28, 2026. Remaining cash payments will continue into fiscal year 2026.

During the first quarter of 2026, the Company approved other restructuring actions related to global footprint optimization. In implementing the other restructuring actions, the Company currently expects to incur costs of approximately $10.2 million to $12.2 million ($7.5 million to $9.0 million after tax), which include (i) cash expenditures of approximately $5.8 million to $6.8 million ($4.3 million to $5.0 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to optimizing the Company’s footprint and the payment of anticipated income taxes in certain jurisdictions related to the other restructuring actions. We have incurred costs of $4.8 million under the other restructuring actions as of February 28, 2026. The other restructuring actions began to be implemented in the first quarter of 2026 and are currently expected to be completed during fiscal year 2028. Restructuring costs are expected to be incurred over the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2026 and 2027.

Results of Operations

Net revenue:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Net revenue	$770.8	$788.7	(2.3)%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions/divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the first quarter of 2026 compared to the first quarter of 2025:

Three Months Ended
February 28, 2026 vs. March 1, 2025
Organic revenue growth	(6.6)%
M&A	0.7%
Currency	3.6%
Net revenue growth	(2.3)%

Organic revenue decreased 6.6 percent in the first quarter of 2026 compared to the first quarter of 2025 and consisted of a 10.1 percent decrease in Hygiene, Health and Consumable Adhesives, a 5.1 percent decrease in Building Adhesive Solutions and a 2.0 percent decrease in Engineering Adhesives. The overall decrease was driven by a 7.2 percent decrease in sales volume, partially offset by a 0.6 percent increase in product pricing. The 0.7 percent increase from M&A was due to the acquisition of GEM, Medifill, ND Industries Taiwan and ND Industries Turkey, discussed further in Operating Segment Results below. The positive 3.6 percent foreign currency impact was primarily driven by a stronger Euro, Chinese renminbi, British pound, Brazilian real, Mexican peso and Australian dollar, partially offset by a weaker Turkish lira compared to the U.S. dollar.

Cost of sales:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Cost of sales	$534.8	$561.6	(4.8)%
Percent of net revenue	69.4%	71.2%

Cost of sales as a percentage of net revenue in the first quarter of 2026 compared to the first quarter of 2025 decreased 180 basis points. Raw material cost as a percentage of net revenue decreased 250 basis points in 2026 compared to 2025 primarily due to higher product pricing, lower raw material costs and the impact of acquisitions. Other manufacturing costs as a percentage of net revenue increased 70 basis points in 2026 compared to 2025 due to higher manufacturing and distribution costs and the impact of acquisitions.

Gross profit:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Gross profit	$236.0	$227.1	3.9%
Percent of net revenue	30.6%	28.8%

Gross profit in the first quarter of 2026 increased 3.9 percent and gross profit margin increased 180 basis points compared to the first quarter of 2025. The increase in gross profit margin was due to higher product pricing, lower raw material costs and the impact of acquisitions.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
SG&A	$184.5	$180.6	2.2%
Percent of net revenue	23.9%	22.9%

SG&A expenses for the first quarter of 2026 compared to the first quarter of 2025 increased 100 basis points as a percentage of net revenue. The increase was due to lower revenue and the impact of acquisitions.

Other income, net:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Other income, net	$6.7	$3.2	109.4%

Other income, net in the first quarter of 2026 included $6.3 million of net defined benefit pension benefits, $0.3 million of currency transaction gains and $0.1 million of other income. Other income, net in the first quarter of 2025 included $5.7 million of net defined benefit pension benefits and $0.6 million of currency transaction gains, partially offset by a $1.5 million loss on the sale of our North American Flooring business ("NA Flooring") and $1.6 million of other expense.

Interest expense:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Interest expense	$32.9	$32.0	2.8%

Interest expense in the first quarter of 2026 was $32.9 million compared to $32.0 million in the first quarter of 2025 due to higher debt levels partially offset by lower interest rates.

Interest income:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Interest income	$2.1	$1.1	90.9%

Interest income in the first quarter of 2026 and 2025 was $2.1 million and $1.1 million, respectively, consisting primarily of interest on cross-currency swap activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Income taxes	$7.4	$5.9	25.4%
Effective tax rate	26.9%	31.8%

Income tax expense of $7.4 million in the first quarter of 2026 includes $0.1 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 26.6 percent. The discrete tax expense relates to various U.S. and foreign tax matters. Income tax expense of $5.9 million in the first quarter of 2025 includes $0.9 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 26.5 percent. The discrete tax expense related to various U.S. and foreign tax matters.

Income from equity method investments:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Income from equity method investments	$0.9	$0.5	80.0%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the first quarter of 2026 compared to the first quarter of 2025 is due to higher net income in our joint venture during the quarter compared to the prior year.

Net income attributable to H.B. Fuller:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Net income attributable to H.B. Fuller	$21.0	$13.2	59.1%
Percent of net revenue	2.7%	1.7%

The net income attributable to H.B. Fuller in the first quarter of 2026 was $21.0 million compared to $13.2 million in the first quarter of 2025. The diluted earnings per share in the first quarter of 2026 was $0.38 per share as compared to $0.24 per share in the first quarter of 2025.

Adjusted EBITDA:

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Adjusted EBITDA	$118.7	$114.4	3.8%
Percent of net revenue	15.4%	14.5%

Adjusted EBITDA for H.B. Fuller in the first quarter of 2026 was $118.7 million compared to $114.4 million in the first quarter of 2025. Adjusted EBITDA as a percentage of net revenue increased 90 basis points in the first quarter of 2026 compared to first quarter of 2025 due to higher net income and depreciation and amortization expense. For a reconciliation of Adjusted EBITDA to net income attributable to H.B. Fuller as reflected in the unaudited consolidated statement of income see "Non-GAAP Measures" below.

Operating Segment Results

Our three reportable operating segments consist of Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Building Adhesive Solutions. We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and Adjusted EBITDA of each of our segments are regularly reviewed by our chief executive officer, who acts as our chief operating decision maker, to make decisions about resources to be allocated to the segments and assess their performance. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization and foreign currency gain/loss, adjusted for other items within a relevant period which are not reflective of the segment’s operating performance in the period. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment.

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

Net Revenue by Segment:

	Three Months Ended
	February 28, 2026		March 1, 2025
	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$346.5	45%	$368.2	47%
Engineering Adhesives	242.4	31%	236.8	30%
Building Adhesive Solutions	181.9	24%	183.7	23%
Segment total	$770.8	100%	$788.7	100%
Corporate Unallocated	-	0%	-	0%
Total	$770.8	100%	$788.7	100%

Segment Adjusted EBITDA

	Three Months Ended
	February 28, 2026		March 1, 2025
	Adjusted	% of	Adjusted	% of
($ in millions)	EBITDA	Total	EBITDA	Total
Hygiene, Health and Consumable Adhesives	$48.0	40%	$46.9	41%
Engineering Adhesives	48.2	41%	44.2	39%
Building Adhesive Solutions	21.6	18%	21.8	19%
Segment total	$117.8	99%	$112.9	99%
Corporate Unallocated	0.9	1%	1.5	1%
Total	$118.7	100%	$114.4	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Net revenue	$346.5	$368.2	(5.9)%
Segment adjusted EBITDA	$48.0	$46.9	2.3%
Segment adjusted EBITDA margin	13.9%	12.7%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

Three Months Ended
February 28, 2026 vs. March 1, 2025
Organic revenue growth	(10.1)%
M&A	0.8%
Currency	3.4%
Total	(5.9)%

Net revenue decreased 5.9 percent in the first quarter of 2026 compared to the first quarter of 2025. Organic revenue growth decreased due to decrease in sales volume and product pricing. The 0.8 percent increase in net revenue from M&A was due to the acquisitions of GEM and Medifill in the first quarter of 2025. The positive currency effect was due to a stronger Euro, Brazilian real, Mexican peso and Chinese renminbi, partially offset by a weaker Turkish lira compared to the U.S. dollar. Segment adjusted EBITDA increased 2.3 percent in the first quarter of 2026 compared to the first quarter of 2025. Segment adjusted EBITDA margin increased 120 basis points primarily due to lower revenue, lower raw materials cost and the impact of acquisitions.

Engineering Adhesives

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Net revenue	$242.4	$236.8	2.4%
Segment adjusted EBITDA	$48.2	$44.2	9.0%
Segment adjusted EBITDA margin	19.9%	18.7%

The following tables provide details of the Engineering Adhesives net revenue variances:

Three Months Ended
February 28, 2026 vs. March 1, 2025
Organic revenue growth	(2.0)%
M&A	1.1%
Currency	3.3%
Total	2.4%

Net revenue increased 2.4 percent in the first quarter of 2026 compared to the first quarter of 2025. Organic revenue growth decreased due to a decrease in sales volume, partially offset by an increase in product pricing. The 1.1 percent increase in net revenue from M&A was due to the acquisition of ND Industries Taiwan and ND Industries Turkey. The positive currency effect was due to a stronger Euro and Chinese renminbi compared to the U.S. dollar. Segment adjusted EBITDA increased 9.0 percent in the first quarter of 2026 compared to the first quarter of 2025. Segment adjusted EBITDA margin increased 120 basis points primarily due to higher product pricing, lower raw materials cost and the impact of acquisitions, partially offset by higher manufacturing and distribution costs.

Building Adhesive Solutions

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Net revenue	$181.9	$183.7	(1.0)%
Segment adjusted EBITDA	$21.6	$21.8	(0.9)%
Segment adjusted EBITDA margin	11.9%	11.9%

The following tables provide details of the Building Adhesive Solutions net revenue variances:

Three Months Ended
February 28, 2026 vs. March 1, 2025
Organic revenue growth	(5.1)%
M&A	0.0%
Currency	4.1%
Total	(1.0)%

Net revenue decreased 1.0 percent in the first quarter of 2026 compared to the first quarter of 2025. Organic growth decreased due to a decrease in sales volume partially offset by an increase in product pricing. The positive currency effect was due to a stronger Euro and British pound compared to the U.S. dollar. Segment adjusted EBITDA increased 0.9 percent in the first quarter of 2026 compared to the first quarter of 2025. Segment adjusted EBITDA margin was flat.

Corporate Unallocated

	Three Months Ended
	February 28,	March 1,	2026 vs
($ in millions)	2026	2025	2025
Net revenue	$-	$-	0.0%
Adjusted EBITDA	$0.9	$1.5	(40.0)%

NMP = Non-meaningful percentage

Corporate Unallocated amounts include business acquisition and integration costs, organizational restructuring charges and project costs associated with implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of February 28, 2026 were $107.9 million compared to $107.2 million as of November 29, 2025 and $105.7 million as of March 1, 2025. The majority of the $107.9 million in cash and cash equivalents as of February 28, 2026 was held outside the United States. Total long and short-term debt was $2,076.1 million as of February 28, 2026, $2,016.9 million as of November 29, 2025 and $2,180.0 million as of March 1, 2025. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 50.1 percent as of February 28, 2026 as compared to 50.2 percent as of November 29, 2025 and 55.1 percent as of March 1, 2025.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. As of February 28, 2026, we were in compliance with all covenants of our credit agreement contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of February 28, 2026
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.50	2.3
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	5.0

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

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percent of annualized net revenue, trade receivable days sales outstanding (“DSO”), inventory days on hand, trade accounts payable outstanding ("DPO") free cash flow and debt capitalization ratio.

	February 28,	March 1,
	2026	2025
Net working capital as a percentage of annualized net revenue[1]	19.0%	17.2%
Accounts receivable DSO (in days)[2]	63	61
Inventory days on hand (in days)[3]	90	79
Trade accounts payable DPO (in days)[4]	77	73
Free cash flow[5]	$(61.7)	$(85.9)
Total debt to total capital ratio[6]	50.1%	55.1%

1 Net working capital (trade receivables, net of allowance for doubtful accounts plus inventory minus trade payables) divided by annualized net revenue (current quarter multiplied by four).

2 Trade receivables net of the allowance for doubtful accounts multiplied by 91 (13 weeks) and divided by the net revenue for the quarter.

3 Total inventory multiplied by 91 (13 weeks) and divided by cost of sales (excluding delivery costs) for the quarter.

4 Trade accounts payable multiplied by 91 (13 weeks) and divided by net revenue for the quarter.

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

Summary of Cash Flows

Cash Flows from Operating Activities:

	Three Months Ended
	February 28,	March 1,
($ in millions)	2026	2025
Net cash provided by operating activities	$(4.0)	$(52.9)

Net income including non-controlling interest was $21.0 million in the first three months of 2026 compared to $13.3 million in the first three months of 2025. Depreciation and amortization expense totaled $46.4 million in the first three months of 2026 compared to $42.6 million in the first three months of 2025. Deferred income taxes were a use of cash of $2.4 million in the first three months of 2026 compared to a source of cash of $5.8 million in the first three months of 2025. Accrued compensation was a use of cash of $46.4 million in the first three months of 2026 compared to $37.9 million in the first three months of 2025. Other assets were a use of cash of $3.2 million in the first three months of 2026 compared to $0.3 million in the first three months of 2025. Other liabilities were a use of cash of $9.9 million in the first three months of 2026 compared to $0.3 million in the first three months of 2025.

Changes in net working capital (trade receivables, inventory and trade payables) accounted for a source of cash of $13.7 million in the first three months of 2026 compared to a use of cash of $27.5 million in the first three months of 2025. The table below provides the cash flow impact due to changes in the components of net working capital and an assessment of each of the components:

	Three Months Ended
	February 28,	March 1,
($ in millions)	2026	2025
Trade receivables, net	$39.6	$13.9
Inventory	(28.9)	(27.1)
Trade payables	3.0	(14.3)
Total cash flow impact	$13.7	$(27.5)

●

Trade receivables, net – Trade receivables, net was a source of cash of $39.6 million and $13.9 million in the first three months of 2026 and 2025, respectively. The higher source of cash in 2026 compared to 2025 was due to more cash collected on trade receivables in the current year compared to the prior year. The DSO were 63 days at February 28, 2026 and 61 days at March 1, 2025.

●

Inventory – Inventory was a use of cash of $28.9 million and $27.1 million in the first three months of 2026 and 2025, respectively. The slightly higher use of cash in 2026 compared to 2025 was due to higher inventory purchases in 2026 compared to 2025. Inventory days on hand were 90 days as of February 28, 2026 and 79 days as of March 1, 2025.

●

Trade payables – Trade payables was a source of cash of $3.0 million and a use of cash of $14.3 million in the first three months of 2026 and 2025, respectively. The source of cash in 2026 compared to use of cash in 2025 reflects lower payments on trade payables in the current year compared to the prior year. Days payable outstanding were 77 days as of February 28, 2026 and 73 days as of March 1, 2025.

Cash Flows from Investing Activities:

	Three Months Ended
	February 28,	March 1,
($ in millions)	2026	2025
Net cash used in investing activities	$(57.4)	$(121.4)

Purchases of property, plant and equipment were $57.7 million during the first three months of 2026 compared to $33.0 million for the same period of 2025.  This difference reflects the timing of capital projects and expenditures related to growth initiatives.

We did not pay any cash for business acquisitions during the first three months of 2026. During the first three months of 2025 we paid $162.0 million in cash for business acquisitions and we received $75.7 million in cash related to the sale of our NA Flooring business.

Cash Flows from Financing Activities:

	Three Months Ended
	February 28,	March 1,
($ in millions)	2026	2025
Net cash provided by financing activities	$48.7	$111.4

In the first three months of 2026, borrowings on our revolving credit facility were $288.1 million and repayments on our revolving credit facility and our long-term debt totaled $231.4 million. These borrowings are for general working capital purposes and permitted acquisitions. Borrowings on our revolving credit facility were $526.3 million and repayments on our revolving credit facility and our long-term debt totaled $359.5 million in the first three months of 2025. There were no net payments of notes payable in the first three months of 2026 compared to $0.2 million in the same period of 2025. Cash dividends paid were $12.8 million in the first three months of 2026 compared to $12.2 million in the same period of 2025. Repurchases of common stock were $2.9 million in the first three months of 2026 compared to $44.4 million in the same period of 2025.

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

Reconciliation of Net income attributable to H.B. Fuller to Adjusted EBITDA

	Three Months Ended
	February 28,	March 1,
	2026	2025
Net income attributable to H.B. Fuller	$21,045	$13,248

Adjustments:
Acquisition project costs	931	9,828
Organizational realignment	10,022	8,774
Project One	3,053	3,064
Other	(95)	-
Discrete tax items	98	992
Income tax effect on adjustments	(3,539)	(5,909)
Adjusted net income attributable to H.B. Fuller	31,515	29,997

Add:
Interest expense[1]	32,373	32,030
Interest income	(2,069)	(1,100)
Adjusted Income taxes	10,862	10,862
Depreciation and Amortization expense[2]	46,023	42,567
Adjusted EBITDA	118,704	114,356

1 Interest expense added back for EBITDA is adjusted for amounts already included in adjusted net income attributable to H.B. Fuller.

2 Depreciation and amortization expense added back for EBITDA is adjusted for amounts already included in adjusted net income attributable to H.B. Fuller.

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

Reconciliation of Net cash provided by operating activities to Free cash flow

	Three Months Ended
($ in millions)	February 28, 2026	March 1, 2025
Net cash provided by operating activities	$(4.0)	$(52.9)
Less: Purchased property, plant and equipment	57.7	33.0
Free cash flow	$(61.7)	$(85.9)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates.  See Part II, Item 7A in our Annual Report on Form 10-K for the year ended November 29, 2025 for further discussion of these market risks. There have been no material changes in the reported market risk of the Company since November 29, 2025.

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2026. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of February 28, 2026, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 29, 2025. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 29, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchase of equity securities during the quarter ended February 28, 2026 is as follows:

(d)
			(c)	Maximum
			Number of	Approximate Dollar
	(a)		Shares	Value of Shares that
	Total	(b)	Purchased	may yet be
	Number of	Average	as Part of	Purchased Under the
	Shares	Price Paid	Publicly Announced	Plan or Program
Period	Purchased	per Share	Plan or Program	(millions)

November 30, 2025 - January 3, 2026	-	$-	-	$211

January 4, 2026 - January 31, 2026	-	$-	-	$211

February 1, 2025 - February 28, 2026	-	$-	-	$211

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

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

*	10.1	Form of Non-Qualified Stock Option Agreement under the Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 15, 2025
*	10.2	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 15, 2025
*	10.3	Form of Performance Share Award Agreement under the Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 15, 2025
*	10.4	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 15, 2025
	31.1	Form of 302 Certification – Celeste B. Mastin
	31.2	Form of 302 Certification – John J. Corkrean
	32.1	Form of 906 Certification – Celeste B. Mastin
	32.2	Form of 906 Certification – John J. Corkrean
	101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: March 26, 2026	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

*	10.1	Form of Non-Qualified Stock Option Agreement under the Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 15, 2025
*	10.2	Form of Restricted Stock Unit Award Agreement under the Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 15, 2025
*	10.3	Form of Performance Share Award Agreement under the Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 15, 2025
*	10.4	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Third Amended and Restated H.B. Fuller Company 2020 Master Incentive Plan for awards made on or after April 15, 2025
	31.1	Form of 302 Certification – Celeste B. Mastin
	31.2	Form of 302 Certification – John J. Corkrean
	32.1	Form of 906 Certification – Celeste B. Mastin
	32.2	Form of 906 Certification – John J. Corkrean
	101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended February 28, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.