Form 10-Q
period 2026-05-30
FULLER H B CO
filed 2026-06-25
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2026

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 53,787,411 as of June 19, 2026.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2026	2025	2026	2025
Net revenue	$950,271	$898,095	$1,721,115	$1,686,758
Cost of sales	(630,617)	(611,711)	(1,165,413)	(1,173,299)
Gross profit	319,654	286,384	555,702	513,459
Selling, general and administrative expenses	(202,365)	(186,340)	(386,816)	(366,968)
Other income, net	5,627	7,141	12,377	10,347
Interest expense	(32,756)	(34,865)	(65,627)	(66,906)
Interest income	1,961	854	4,034	1,954
Income before income taxes and income from equity method investments	92,121	73,174	119,670	91,886
Income taxes	(25,584)	(32,726)	(33,006)	(38,671)
Income from equity method investments	1,268	1,397	2,186	1,894
Net income including non-controlling interest	67,805	41,845	88,850	55,109
Net income attributable to non-controlling interest	-	(17)	-	(33)
Net income attributable to H.B. Fuller	$67,805	$41,828	$88,850	$55,076

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$1.25	$0.77	$1.63	$1.01
Diluted	$1.23	$0.76	$1.61	$0.99

Weighted-average common shares outstanding:
Basic	54,430	54,443	54,580	54,721
Diluted	55,069	54,952	55,291	55,490

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2026	2025	2026	2025
Net income including non-controlling interest	$67,805	$41,845	$88,850	$55,109
Other comprehensive (loss) income:
Foreign currency translation	(15,913)	123,650	36,292	102,664
Defined benefit pension plans adjustment, net of tax	(14)	141	4	271
Interest rate swaps, net of tax	6,891	(2,426)	6,937	(3,573)
Net investment hedges, net of tax	5,963	(45,449)	(3,742)	(38,455)
Other comprehensive (loss) income	(3,073)	75,916	39,491	60,907
Comprehensive income	64,732	117,761	128,341	116,016
Less: Comprehensive income attributable to non-controlling interest	-	65	24	98
Comprehensive income attributable to H.B. Fuller	$64,732	$117,696	$128,317	$115,918

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	May 30,	November 29,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$114,102	$107,213
Accounts receivable (net of allowances of $12,712 and $11,922, as of May 30, 2026 and November 29, 2025, respectively)	622,745	564,339
Inventory	526,737	471,963
Other current assets	135,836	119,750
Total current assets	1,399,420	1,263,265

Property, plant and equipment	2,034,140	1,956,209
Accumulated depreciation	(1,066,347)	(1,020,948)
Property, plant and equipment, net	967,793	935,261

Goodwill	1,693,481	1,680,059
Other intangibles, net	766,626	805,867
Other assets	501,473	498,254
Total assets	$5,328,793	$5,182,706

Liabilities, non-controlling interest and total equity
Current liabilities:
Accounts payable	$526,321	$470,132
Accrued compensation	95,728	114,302
Income taxes payable	19,909	25,018
Other accrued expenses	137,103	133,907
Total current liabilities	779,061	743,359

Long-term debt	2,072,151	2,016,937
Accrued pension liabilities	51,281	51,317
Other liabilities	343,836	367,899
Total liabilities	$3,246,329	$3,179,512

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares issued and outstanding – 53,785,879 and 54,174,963 as of May 30, 2026 and November 29, 2025, respectively	$53,786	$54,175
Additional paid-in capital	275,507	298,017
Retained earnings	2,088,749	2,026,071
Accumulated other comprehensive loss	(335,578)	(375,045)
Total H.B. Fuller stockholders' equity	2,082,464	2,003,218
Non-controlling interest	-	(24)
Total equity	2,082,464	2,003,194
Total liabilities, non-controlling interest and total equity	$5,328,793	$5,182,706

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 29, 2025	$54,175	$298,017	$2,026,071	$(375,045)	$(24)	$2,003,194
Comprehensive income	-	-	21,045	42,540	24	63,609
Dividends	-	-	(12,896)	-	-	(12,896)
Stock option exercises	183	7,615	-	-	-	7,798
Share-based compensation plans	166	6,356	-	-	-	6,522
Repurchases of common stock	(48)	(2,874)	-	-	-	(2,922)
Balance at February 28, 2026	$54,476	$309,114	$2,034,220	$(332,505)	$-	$2,065,305
Comprehensive income (loss)	-	-	67,805	(3,073)	-	64,732
Dividends	-	-	(13,276)	-	-	(13,276)
Stock option exercises	49	2,419	-	-	-	2,468
Share-based compensation plans	12	9,072	-	-	-	9,084
Repurchases of common stock	(751)	(45,098)	-	-	-	(45,849)
Balance at May 30, 2026	$53,786	$275,507	$2,088,749	$(335,578)	$-	$2,082,464

	H.B. Fuller Company Stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 30, 2024	$54,657	$322,636	$1,924,761	$(473,395)	$1,189	$1,829,848
Comprehensive income (loss)	-	-	13,248	(15,026)	33	(1,745)
Dividends	-	-	(12,285)	-	-	(12,285)
Stock option exercises	33	1,351	-	-	-	1,384
Share-based compensation plans	229	5,307	-	-	-	5,536
Repurchases of common stock	(729)	(43,648)	-	-	-	(44,377)
Balance at March 1, 2025	$54,190	$285,646	$1,925,724	$(488,421)	$1,222	$1,778,361
Comprehensive income	-	-	41,828	75,868	65	117,761
Dividends	-	-	(12,767)	-	-	(12,767)
Stock option exercises	32	1,060	-	-	-	1,092
Share-based compensation plans	33	7,793	-	-	-	7,826
Repurchases of common stock	(302)	(15,986)	-	-	-	(16,288)
Balance at May 31, 2025	$53,953	$278,513	$1,954,785	$(412,553)	$1,287	$1,875,985

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	May 30, 2026	May 31, 2025
Cash flows from operating activities:
Net income including non-controlling interest	$88,850	$55,109
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	48,772	44,837
Amortization	43,646	42,443
Deferred income taxes	(9,098)	(14,068)
Income from equity method investments, net of dividends received	(2,186)	(1,894)
Loss on the sale of business	-	1,515
Loss on impairment of intangible asset	-	478
Gain on sale or disposal of assets	(833)	(101)
Share-based compensation	12,580	12,003
Pension and other post-retirement plan benefit	(12,239)	(11,039)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(53,893)	(28,942)
Inventory	(51,313)	(40,182)
Other assets	(9,291)	2,364
Accounts payable	80,473	11,602
Accrued compensation	(19,643)	(23,494)
Other accrued expenses	13,522	1,097
Income taxes payable	(10,287)	(10,587)
Pension plan assets and liabilities	698	76
Other liabilities	(6,052)	24,804
Foreign currency remeasurement	3,463	(8,252)
Net cash provided by operating activities	117,169	57,769

Cash flows from investing activities:
Purchased property, plant and equipment	(104,380)	(64,534)
Proceeds from sale of property, plant and equipment	4,408	1,438
Payment of holdback on acquisitions	(11,627)	-
Purchased businesses, net of cash acquired	-	(162,032)
Purchase of cost method investment	-	(2,549)
Proceeds from the sale of a business	-	75,727
Net cash used in investing activities	(111,599)	(151,950)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	627,000	784,900
Repayment of long-term debt	(571,683)	(687,751)
Payment of debt issuance costs	-	(1,047)
Net payment of notes payable	-	(588)
Dividends paid	(25,970)	(24,864)
Proceeds from stock options exercised	10,266	2,475
Repurchases of common stock	(48,771)	(60,664)
Net cash (used in) provided by financing activities	(9,158)	12,461

Effect of exchange rate changes on cash and cash equivalents	10,477	9,153
Net change in cash and cash equivalents	6,889	(72,567)
Cash and cash equivalents at beginning of period	107,213	169,352
Cash and cash equivalents at end of period	$114,102	$96,785

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

New Accounting Pronouncements

In  November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in our Consolidated Financial Statements. Our effective date of this ASU is our fiscal year ending  December 2, 2028. We are currently evaluating the impact of adopting this guidance on the related financial statement disclosures.

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

Supplier Finance Program

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of  May 30, 2026, and November 29, 2025, were approximately $6,982 and $7,379, respectively. These obligations under the Company’s supplier finance programs are included in accounts payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Short-term notes classified as long-term debt

As of May 30, 2026, the Company had 10-year unsecured public notes with an aggregate principal balance of $300,000 and a fixed coupon rate of 4.0 percent due February 15, 2027, classified as long term debt on the accompanying Consolidated Balance Sheets based on the Company’s intent and ability to refinance the notes on a long‑term basis. The Company maintains a revolving credit facility with maturity extending beyond twelve months from the balance sheet date and sufficient borrowing capacity to replace the notes with a long-term financing facility.

Note 2: Acquisitions

ND Industries Fastening Elements Locking and Sealing Technologies Industry and Trade Inc.

On  November 17, 2025, we completed the acquisition of ND Industries Fastening Elements Locking and Sealing Technologies Industry and Trade Inc. ("ND Industries Turkey") for a purchase price of 334,106 Turkish lira, or approximately $7,902 which was funded through existing cash. This includes a holdback amount of 105,699 Turkish lira that will be paid in two payments on the 18-month and 36-month anniversaries of the closing date. Headquartered in Istanbul, Turkey, ND Industries Turkey is a leading provider of specialty adhesives and fastener locking and sealing solutions. The acquisition of ND Industries Turkey is expected to accelerate the realization of our top growth priorities in EIMEA, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of  May 30, 2026 and includes goodwill of $3,960, other intangible assets of $3,300 and other net assets of $642. Goodwill represents expected synergies from combining ND Industries Turkey with our existing business. Goodwill is not deductible for tax purposes. ND Industries Turkey is included in our Engineering Adhesives operating segment.

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

GEM S.r.l. and Medifill Limited

On January 15, 2025, we completed the acquisition of GEM S.r.l. (“GEM”) and on December 2, 2024, we completed the acquisition of Medifill Limited (Medifill) for a total purchase price of 191,868 Euros, or approximately $196,990 which was funded through borrowings on our credit facility and existing cash. The transaction includes a 30,000 Euro holdback to be paid in three annual tranches beginning one year after the date of acquisition with the first payment made during the first quarter 2026. The fair value of the remaining holdback was $22,494 as of May 30, 2026. See Note 11 for more information on the fair value of the holdback.

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

Note 3: Restructuring Actions

Restructuring Plans

During fiscal year 2023, the Company approved restructuring plans (the "Plans") related to organizational changes and other actions to optimize operations and integrate acquired businesses. The Plans were implemented in the second quarter of fiscal year 2023 and are expected to be completed during fiscal year 2026. In implementing the Plans, the Company currently expects to incur pre-tax costs of approximately $85,000 to $90,000 for severance and related employee costs globally, and other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans.

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Cost of sales	$364	$(19)	$1,984	$2,935
Selling, general and administrative	90	2,195	465	2,752
Other expense, net	120	-	1,316	-
	$574	$2,176	$3,765	$5,687

The restructuring charges are recorded in Corporate Unallocated for segment reporting purposes.

A summary of the other restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at November 30, 2024	$8,430	$-	$-	$8,430
Expenses incurred	9,390	(547)	3,102	11,945
Non-cash charges	-	547	(580)	(33)
Cash payments	(14,143)	-	(2,522)	(16,665)
Foreign currency translation	360	-	-	360
Balance at November 29, 2025	$4,037	$-	$-	$4,037
Expenses incurred	1,054	1,340	1,371	3,765
Non-cash charges	-	(1,340)	(1,258)	(2,598)
Cash payments	(4,507)	-	(113)	(4,620)
Foreign currency translation	(10)	-	-	(10)
Balance at May 30, 2026	$574	$-	$-	$574

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

Other Restructuring

The Company approved restructuring actions related to global footprint optimization during the fourth quarter of 2025. The Company incurred $4,924 of expenses in the fourth quarter of 2025 associated with these actions. These actions are currently expected to be completed during fiscal year 2028. Restructuring costs are expected to be incurred over the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2026 and 2027. In implementing the other restructuring actions, the Company currently expects to incur pre-tax costs of approximately $11,200 to $13,000 for severance and related employee costs globally, and other restructuring costs related to optimizing the Company’s footprint and the payment of anticipated income taxes in certain jurisdictions related to the actions.

The following table summarizes the pre-tax distribution of charges under these restructuring actions by income statement classification:

	Three Months Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Cost of sales	$978	$-	$4,898	$-
Selling, general and administrative	1,194	-	2,105	-
Other income, net	(8)	-	(8)	-
	$2,164	$-	$6,995	$-

The restructuring charges are recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at November 30, 2024	$-	$-	$-	$-
Expenses incurred	4,924	-	-	4,924
Balance at November 29, 2025	$4,924	$-	$-	$4,924
Expenses incurred	4,055	2,908	32	6,995
Non-cash charges	-	(2,908)	(32)	(2,940)
Cash payments	(3,728)	-	-	(3,728)
Foreign currency translation	(50)	-	-	(50)
Balance at May 30, 2026	$5,201	$-	$-	$5,201

Non-cash charges primarily include accelerated depreciation resulting from the cessation of use of certain long-lived assets and impairments of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventory

The composition of inventory is as follows:

	May 30,	November 29,
	2026	2025
Raw materials	$233,720	$199,031
Finished goods	293,017	272,932
Total inventory	$526,737	$471,963

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the six months ended May 30, 2026 is presented below:

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
	Adhesives	Adhesives	Solutions	Total
Balance at November 29, 2025	$517,763	$610,107	$552,189	$1,680,059
Acquisitions	1,048	(614)	-	434
Foreign currency translation effect	8,357	(1,196)	5,827	12,988
Balance at May 30, 2026	$527,168	$608,297	$558,016	$1,693,481

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	May 30, 2026
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Total
Original cost	$233,459	$965,437	$81,406	$1,280,302
Accumulated amortization	(66,319)	(409,827)	(37,530)	(513,676)
Net identifiable intangibles	$167,140	$555,610	$43,876	$766,626

	November 29, 2025
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Total
Original cost	$232,522	$998,889	$81,228	$1,312,639
Impairment	-	-	(734)	(734)
Accumulated amortization	(57,778)	(414,706)	(33,554)	(506,038)
Net identifiable intangibles	$174,744	$584,183	$46,940	$805,867

Amortization expense with respect to amortizable intangible assets was $21,635 and $21,563 for the three months ended May 30, 2026 and May 31, 2025, respectively, and was $43,646 and $42,443 for the six months ended May 30, 2026 and May 31, 2025, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$51,615	$107,382	$108,963	$102,741	$75,189	$320,736

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Note 6: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended May 30, 2026 and May 31, 2025
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2026	2025	2026	2025	2026	2025
Service cost	$-	$-	$322	$385	$-	$-
Interest cost	3,097	3,242	1,657	1,495	218	249
Expected return on assets	(5,782)	(5,717)	(1,831)	(1,685)	(3,801)	(3,484)
Amortization:
Prior service cost	-	-	30	29	-	-
Actuarial loss (gain)	1,895	1,953	482	490	(2,429)	(2,277)
Net periodic (benefit) cost	$(790)	$(522)	$660	$714	$(6,012)	$(5,512)

	Six Months Ended May 30, 2026 and May 31, 2025
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2026	2025	2026	2025	2026	2025
Service cost	$-	$-	$645	$753	$-	$-
Interest cost	6,195	6,484	3,321	2,937	437	498
Expected return on assets	(11,565)	(11,434)	(3,669)	(3,309)	(7,603)	(6,968)
Amortization:
Prior service cost	-	-	61	56	-	-
Actuarial loss (gain)	3,789	3,906	966	965	(4,858)	(4,554)
Settlement charge	-	-	123	-	-	-
Net periodic (benefit) cost	$(1,581)	$(1,044)	$1,447	$1,402	$(12,024)	$(11,024)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 7: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended May 30, 2026				Three Months Ended May 31, 2025
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$67,805	$-			$41,828	$17
Foreign currency translation¹	$(15,913)	$-	(15,913)	-	$123,602	$-	123,602	48
Defined benefit pension plans adjustment²	(22)	8	(14)	-	194	(53)	141	-
Interest rate swaps³	9,107	(2,216)	6,891	-	(3,206)	780	(2,426)	-
Net investment hedges³	7,880	(1,917)	5,963	-	(60,068)	14,619	(45,449)	-
Other comprehensive income (loss)	$1,052	$(4,125)	$(3,073)	$-	$60,522	$15,346	$75,868	$48
Comprehensive income (loss)			$64,732	$-			$117,696	$65

	Six Months Ended May 30, 2026				Six Months Ended May 31, 2025
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$88,850	$-			$55,076	$33
Foreign currency translation¹	$36,268	$-	36,268	24	$102,599	$-	102,599	65
Defined benefit pension plans adjustment²	(12)	16	4	-	373	(102)	271	-
Interest rate swaps³	9,168	(2,231)	6,937	-	(4,722)	1,149	(3,573)	-
Net investment hedges³	(4,946)	1,204	(3,742)	-	(50,824)	12,369	(38,455)	-
Other comprehensive income (loss)	$40,478	$(1,011)	$39,467	$24	$47,426	$13,416	$60,842	$65
Comprehensive income			$128,317	$24			$115,918	$98

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

The components of accumulated other comprehensive loss are as follows:

	May 30, 2026
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(152,887)	$(153,796)	$909
Defined benefit pension plans adjustment, net of taxes of $47,268	(67,160)	(67,160)	-
Interest rate swaps, net of taxes of $2,228	(6,929)	(6,929)	-
Net investment hedges, net of taxes of $28,733	(89,352)	(89,352)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive (loss) income	$(334,669)	$(335,578)	$909

	November 29, 2025
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(189,131)	$(190,064)	$933
Defined benefit pension plans adjustment, net of taxes of $47,252	(67,164)	(67,164)	-
Interest rate swaps, net of taxes of $4,459	(13,866)	(13,866)	-
Net investment hedges, net of taxes of $27,529	(85,610)	(85,610)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive (loss) income	$(374,112)	$(375,045)	$933

Note 8: Income Taxes

Income tax expense for the three and six months ended May 30, 2026 includes $356 of discrete tax expense and $454 of discrete tax expense, respectively, relating to various U.S. and foreign tax matters. Excluding the discrete tax expense, the overall effective tax rate was 27.4 percent and 27.2 percent for the three and six months ended May 30, 2026, respectively.

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

As of  May 30, 2026, we had a liability of $8,445 recorded for gross unrecognized tax benefits (excluding interest) compared to $9,206 as of November 29, 2025. As of May 30, 2026 and November 29, 2025, we had accrued $1,890 and $2,158 of gross interest relating to unrecognized tax benefits, respectively.

Note 9: Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
(Shares in thousands)	2026	2025	2026	2025
Weighted-average common shares - basic	54,430	54,443	54,580	54,721
Equivalent shares from share-based compensations plans	639	509	711	769
Weighted-average common and common equivalent shares diluted	55,069	54,952	55,291	55,490

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

Share-based compensation awards of 2,658,590 and 2,126,260 shares for the three months ended May 30, 2026 and May 31, 2025, respectively, were excluded from diluted earnings per share calculations because they were antidilutive. Share-based compensation awards of 2,886,227 and 2,187,436 shares for the six months ended May 30, 2026 and May 31, 2025, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The combined fair value of the interest rate swap was an asset of $467 at  May 30, 2026 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was an asset of $371 at May 30, 2026 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The combined fair value of the interest rate swap was a liability of $166 at May 30, 2026 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

The amounts of pretax income (loss) recognized in Other Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Interest rate swap contracts	$9,107	$(3,206)	$9,168	$(4,722)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $21,014 at  May 30, 2026, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On March 25, 2026, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €100,000 maturing in March 2029. On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On July 18, 2025, we amended the agreement for the two tranches of the fixed-to-fixed cross-currency interest rate swap, of €50,000 each, that matured in August 2025 to a maturity date of February 2027. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of May 30, 2026, the combined fair value of the swaps was a liability of $119,332 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries and U.S. dollar denominated subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was an after-tax loss of $89,352 as of May 30, 2026. The amounts of pretax gain recognized in other comprehensive income related to the net investment hedge was $7,880 for the three months ended May 30, 2026. As of May 30, 2026, we reclassified $89 of losses into earnings from net investment hedges and we expect to reclassify $263 of losses into earnings within the next twelve months. This is related to the portion excluded from the assessment of hedge effectiveness for the net investment hedges in the amount of $701.

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

As of May 30, 2026, we had forward foreign currency contracts maturing between June 1, 2026 and October 7, 2026. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax losses recognized in other income, net related to derivative instruments not designated as hedging instruments for the six months ended May 30, 2026 and May 31, 2025 were $81 and $3,453, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of May 30, 2026, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of May 30, 2026 and November 29, 2025, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	May 30,	Fair Value Measurements Using:
Description	2026	Level 1	Level 2	Level 3
Assets:
Marketable securities	$9,349	$9,349	$-	$-
Foreign exchange contract assets	24	-	24	-
Interest rate swaps, cash flow hedge assets	838	-	838	-

Liabilities:
Foreign exchange contract liabilities	$105	$-	$105	$-
Interest rate swaps, cash flow hedge liabilities	166		166	-
Interest rate swaps, fair value hedge liabilities	21,014	-	21,014	-
Net investment hedge liabilities	119,332	-	119,332	-
Holdback liability	22,494	-	-	22,494

	November 29,	Fair Value Measurements Using:
Description	2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,352	$4,352	$-	$-
Foreign exchange contract assets	4,841	-	4,841	-

Liabilities:
Foreign exchange contract liabilities	$635	$-	$635	$-
Interest rate swaps, cash flow hedge liabilities	8,498	-	8,498	-
Interest rate swaps, fair value hedge liabilities	20,481	-	20,481	-
Net investment hedge liabilities	113,144	-	113,144	-
Holdback liability	33,578	-	-	33,578

The fair value of the holdback liability related to the acquisition of GEM and Medifill, based on a discounted cash flow model, was $22,494 as of May 30, 2026. Adjustments to the fair value of the holdback are recorded to interest expense in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of this Level 3 liability.

Amounts
Balance at November 29, 2025	$33,578
Payment of holdback liability	(11,596)
Interest	394
Foreign currency translation adjustment	118
Balance at May 30, 2026	$22,494

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $2,085,425 and $2,041,062 as of May 30, 2026 and November 29, 2025, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 12: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $5,183 and $2,625 as of May 30, 2026 and November 29, 2025, respectively, for probable and reasonably estimable environmental remediation costs.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Six Months Ended		3 Years Ended
	May 30, 2026	May 31, 2025	November 29, 2025
Lawsuits and claims settled	7	5	28
Settlement amounts	$538	$234	$5,882
Insurance payments received or expected to be received	$395	$154	$3,547

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

In  February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in  September 2022. The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company’s divested North America Flooring business. As previously disclosed, the Company and the plaintiffs agreed in principle to settle this matter for up to $75.0 million. Under the proposed settlement, in lieu of funding the maximum settlement amount, the Company’s payment obligations will be limited to validly submitted claims, settlement administration costs, service awards, and plaintiffs’ attorneys’ fees and expenses. On June 10, 2026, the court granted preliminary approval of the terms of a definitive settlement agreement. In light of these developments, the Company concluded that a loss is probable and reasonably estimable and recorded an accrual in anticipation of the settlement of $34.8 million ($26.3 million after tax) based on a range of possible outcomes. This accrual is included in other accrued expenses in the Consolidated Balance Sheets as of May 30, 2026 and  November 29, 2025. The Company believes that it is entitled to reimbursement from its insurers for a substantial portion of the potential settlement amount as well as legal fees already incurred and paid and is actively pursuing reimbursement from its insurers.

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

During the second quarter and six months ended May 30, 2026, we repurchased shares under this program with an aggregate value of $45,579. Of this amount, $750 reduced common stock and $44,829 reduced additional paid-in capital.

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

Note 14: Segments

Our three reportable operating segments consist of Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Building Adhesive Solutions. We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and Adjusted EBITDA of each of our segments are regularly reviewed by our chief executive officer, who acts as our chief operating decision maker, to make decisions about resources to be allocated to the segments and assess their performance. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization and foreign currency gain/loss, adjusted for other items within a relevant period which are not reflective of the segment’s operating performance in the period. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment. Consistent with our internal management reporting, Corporate Unallocated includes and Adjusted EBITDA excludes amounts related to business acquisition and integration costs, organizational restructuring charges and project costs associated with our implementation of a global Enterprise Resource Planning ("ERP") system that we refer to as Project ONE. Corporate assets are not allocated to the operating segments. See below for a reconciliation of Adjusted EBITDA to net income attributable H.B. Fuller as reflected in the Consolidated Statements of Income.

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

Reportable operating segment financial information is as follows:

	Hygiene, Health		Building
Three Months Ended:	and Consumable	Engineering	Adhesive	Segment	Corporate	H.B. Fuller
May 30, 2026	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$421,861	$283,239	$245,171	$950,271	$-	$950,271
Segment expenses and other items[1]	346,297	219,695	203,757	769,749	(523)	769,226
Adjusted EBITDA	$75,564	$63,544	$41,414	$180,522	$523	$181,045
Depreciation and amortization	16,702	15,586	13,527	45,815	238	46,053
Capital Expenditures	7,884	8,379	3,978	20,241	26,438	46,679

	Hygiene, Health		Building
Three Months Ended:	and Consumable	Engineering	Adhesive	Segment	Corporate	H.B. Fuller
May 31, 2025	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$397,475	$276,418	$224,202	$898,095	$-	$898,095
Segment expenses and other items[1]	335,512	213,077	186,667	735,256	(2,821)	732,435
Adjusted EBITDA	$61,963	$63,341	$37,535	$162,839	$2,821	$165,660
Depreciation and amortization	16,353	15,393	12,867	44,613	70	44,683
Capital Expenditures	1,295	3,458	4,287	9,040	22,510	31,550

	Hygiene, Health		Building
Six Months Ended	and Consumable	Engineering	Adhesive	Segment	Corporate	H.B. Fuller
May 30, 2026	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$768,388	$525,688	$427,039	$1,721,115	$-	$1,721,115
Segment expenses and other items[1]	644,787	413,985	364,015	1,422,787	(1,421)	1,421,366
Adjusted EBITDA	$123,601	$111,703	$63,024	$298,328	$1,421	$299,749
Depreciation and amortization	33,255	31,508	27,075	91,838	580	92,418
Capital Expenditure	17,789	14,987	12,210	44,986	59,394	104,380

	Hygiene, Health		Building
Six Months Ended	and Consumable	Engineering	Adhesive	Segment	Corporate	H.B. Fuller
May 31, 2025	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$765,700	$513,177	$407,881	$1,686,758	$-	$1,686,758
Segment expenses and other items[1]	656,846	405,648	348,544	1,411,038	(4,296)	1,406,742
Adjusted EBITDA	$108,854	$107,529	$59,337	$275,720	$4,296	$280,016
Depreciation and amortization	31,083	30,559	25,538	87,180	100	87,280
Capital Expenditure	3,582	10,457	10,725	24,764	39,770	64,534

1 Segment expenses and other items for all segments primarily include raw material costs, compensation and benefits, delivery expense, rent and lease expense, professional services, travel and entertainment, repairs and maintenance and other manufacturing overhead.

Reconciliation of Net income attributable to H.B. Fuller to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2026	2025	2026	2025
Net income attributable to H.B. Fuller	$67,805	$41,828	$88,850	$55,076

Adjustments:
Acquisition project costs	1,395	3,602	2,325	13,430
Organizational realignment	4,413	6,635	14,435	15,409
Project One	2,387	2,581	5,440	5,646
Other[1]	3,024	44	2,929	44
Discrete tax items	356	13,961	454	14,952
Income tax effect on adjustments	(1,848)	(3,999)	(5,386)	(9,907)
Adjusted net income attributable to H.B. Fuller	77,532	64,652	109,047	94,650

Add:
Interest expense[2]	32,584	34,484	64,957	66,514
Interest income	(1,961)	(854)	(4,030)	(1,954)
Adjusted Income taxes	27,075	22,765	37,937	33,626
Depreciation and Amortization expense[3]	45,815	44,613	91,838	87,180
Adjusted EBITDA	$181,045	$165,660	$299,749	$280,016

1 Other for the three and six months ended May 30, 2026 includes acquired environmental liabilities and ongoing litigation and product claims related to a divested business.

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

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended May 30, 2026

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Segment
	Adhesives	Adhesives	Solutions	Total
Americas	$226,877	$122,710	$133,082	$482,669
EIMEA	132,821	70,907	92,333	296,061
Asia Pacific	62,163	89,622	19,756	171,541
Total	$421,861	$283,239	$245,171	$950,271

	Three Months Ended May 31, 2025

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Segment
	Adhesives	Adhesives	Solutions	Total
Americas	$228,018	$119,161	$126,461	$473,640
EIMEA	118,238	61,553	82,073	261,864
Asia Pacific	51,219	95,704	15,668	162,591
Total	$397,475	$276,418	$224,202	$898,095

	Six Months Ended May 30, 2026
	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Segment
	Adhesives	Adhesives	Solutions	Total
Americas	$416,020	$227,869	$226,779	$870,668
EIMEA	237,176	125,299	166,526	529,001
Asia Pacific	115,192	172,520	33,734	321,446
Total	$768,388	$525,688	$427,039	$1,721,115

	Six Months Ended May 31, 2025
	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Segment
	Adhesives	Adhesives	Solutions	Total
Americas	$435,372	$216,370	$222,161	$873,903
EIMEA	229,005	111,816	157,236	498,057
Asia Pacific	101,323	184,991	28,484	314,798
Total	$765,700	$513,177	$407,881	$1,686,758

Note 15: Subsequent Event

On June 25, 2026, the Company issued an announcement pursuant to Rule 2.7 of the UK City Code on Takeovers and Mergers, disclosing that the board of directors of the Company and the board of directors of Advanced Medical Solutions Group plc (“AMS”) had reached agreement on the terms of a recommended final cash offer by the Company for the entire issued and to be issued share capital of AMS. The acquisition price values the entire issued and to be issued ordinary share capital of AMS at approximately 659,000 British pounds (285 pence per share) and implies an enterprise value of approximately 715,000 British pounds. The transaction is expected to close by the end of the calendar year, subject to certain regulatory approvals, AMS shareholder approval and other customary closing conditions.

In connection with the Company’s acquisition of AMS, the Company entered into (i) a Term Loan and Revolving Facility Secured Bridge Credit Agreement (the “Secured Bridge Credit Agreement”) and (ii) a Term Loan Unsecured Bridge Credit Agreement (the “Unsecured Bridge Credit Agreement” and, together with the Secured Bridge Credit Agreement, the “Bridge Credit Agreements”) on June 25, 2026 to provide the Company certain borrowings in an aggregate amount of up to $3.0 billion. To the extent any borrowings are made under the Bridge Credit Agreements, such loans will mature 364 days after the closing date of the AMS acquisition. To the extent any borrowings are made under the Secured Bridge Credit Agreement, such loans will mature on the date that is 364 days after the closing date of the Transaction and bear interest at a per annum rate equal to a base rate plus a rate of (i) 0.75% or (ii) 1.75%, as determined therein, with interest rate increases of 0.25% per 90 days. To the extent any borrowings are made under the Unsecured Bridge Credit Agreement, such loans will mature on the date that is 364 days after the closing date of the Transaction and bear interest at a per annum rate equal to a base rate plus a rate of (i) 1.50% or (ii) 2.50%, as determined therein, with interest rate increases of 0.25% per 90 days. The Bridge Credit Agreements contain customary representations and warranties, events of default, and affirmative and negative covenants.

On June 25, 2026, the Company entered into a foreign exchange forward transaction to mitigate the impact of variability in exchange rates on the AMS acquisition’s British pound-based purchase price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2025, for important background information related to our business.

Net revenue in the second quarter of 2026 increased 5.8 percent from the second quarter of 2025. The increase was due to a 3.1 percent increase due to positive currency effects, a 3.0 percent increase due to pricing and a 0.1 percent increase due to acquisitions, partially offset by a 0.4 percent decrease due to sales volume compared to the second quarter of 2025. The positive currency effect was primarily driven by a stronger Euro, Chinese renminbi, Brazilian real, Australian dollar, Mexican peso, British pound and Polish złoty partially offset by a weaker Indian rupee and Turkish lira compared to the U.S. dollar. Gross profit margin increased 170 basis points primarily due to higher product pricing and the impact of restructuring actions.

Net revenue in the first six months of 2026 increased 2.0 percent from the first six months of 2025. The increase was due to a 3.3 percent increase due to positive currency effects, a 1.8 percent increase due to pricing and a 0.4 percent increase due to acquisitions, partially offset by a 3.5 percent decrease due to sales volume compared to the first six months of 2025. The positive currency effect was primarily driven by a stronger Euro, Chinese renminbi, Brazilian real, British pound, Mexican peso and Australian dollar partially offset by a weaker Turkish lira and Indian rupee compared to the U.S. dollar. Gross profit margin increased 190 basis points primarily due to higher product pricing and the impact of acquisitions and restructuring actions.

Net income attributable to H.B. Fuller in the second quarter of 2026 was $67.8 million compared to $41.8 million in the second quarter of 2025. Diluted earnings per share for the second quarter of 2026 was $1.23 per share compared to $0.76 per share for the second quarter of 2025.

Net income attributable to H.B. Fuller in the first six months of 2026 was $88.9 million compared to $55.1 million in the first six months of 2025. Diluted earnings per share for the first six months of 2026 was $1.61 per share compared to $0.99 per share for the first six months of 2025.

Adjusted EBITDA in the second quarter of 2026 increased 9.3 percent from the second quarter of 2025, primarily due to higher gross profit, partially offset by higher compensation expense and higher foreign currency losses

.

Adjusted EBITDA in the first six months of 2026 increased 7.0 percent from the first six months of 2025, primarily due to higher gross profit, partially offset by higher compensation expense and higher foreign currency losses

.

Restructuring Plans

During fiscal year 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $85.0 million to $90.0 million ($58.0 million to $61.4 million after tax), which include (i) cash expenditures of approximately $51.0 million to $52.0 million ($34.8 million to $35.5 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $84.4 million under the Plans as of May 30, 2026. Remaining cash payments will continue into fiscal year 2026.

The Company approved restructuring actions related to global footprint optimization during the fourth quarter of 2025. In implementing these restructuring actions, the Company currently expects to incur costs of approximately $11.2 million to $13.0 million ($8.3 million to $9.6 million after tax), which include (i) cash expenditures of approximately $6.5 million to $7.5 million ($4.8 million to $5.5 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to optimizing the Company’s footprint and the payment of anticipated income taxes in certain jurisdictions related to the other restructuring actions. We have incurred costs of $7.3 million under the other restructuring actions as of May 30, 2026. The restructuring actions related to global footprint optimization began to be implemented in the fourth quarter of 2025 and are currently expected to be completed during fiscal year 2028. Restructuring costs are expected to be incurred over the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2026 and 2027.

Results of Operations

Net revenue:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$950.3	$898.1	5.8%	$1,721.1	$1,686.8	2.0%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions/divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025:

	Three Months Ended	Six Months Ended
	May 30, 2026 vs. May 31, 2025	May 30, 2026 vs. May 31, 2025
Organic revenue growth	2.6%	(1.7)%
M&A	0.1%	0.4%
Currency	3.1%	3.3%
Net revenue growth	5.8%	2.0%

Organic revenue increased 2.6 percent in the second quarter of 2026 compared to the second quarter of 2025 and consisted of a 6.2 percent increase in Building Adhesive Solutions, a 3.0 percent increase in Hygiene, Health and Consumable Adhesives, and a 1.0 percent decrease in Engineering Adhesives. The overall increase was driven by a 3.0 percent increase in product pricing, partially offset by a 0.4 percent decrease in sales volume. The 0.1 percent increase from M&A was due to the acquisition of ND Industries Turkey, discussed further in Operating Segment Results below. The positive 3.1 percent foreign currency impact was primarily driven by a stronger Euro, Chinese renminbi, Brazilian real, Australian dollar, Mexican peso, British pound and Polish złoty partially offset by a weaker Indian rupee and Turkish lira compared to the U.S. dollar.

Organic revenue decreased 1.7 percent in the first six months of 2026 compared to the first six months of 2025 and consisted of a 3.2 percent decrease in Hygiene, Health and Consumable Adhesives, a 1.4 percent decrease in Engineering Adhesives and a 1.1 percent increase in Building Adhesive Solutions. The overall decrease was driven by a 3.5 percent decrease in sales volume, partially offset by a 1.8 percent increase in product pricing. The 0.4 percent increase from M&A was due to the acquisition of GEM, ND Industries Taiwan and ND Industries Turkey, discussed further in Operating Segment Results below. The positive 3.3 percent foreign currency impact was primarily driven by a stronger Euro, Chinese renminbi, Brazilian real, British pound, Mexican peso and Australian dollar partially offset by a weaker Turkish lira and Indian rupee compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Cost of sales	$630.6	$611.7	3.1%	$1,165.4	$1,173.3	(0.7)%
Percent of net revenue	66.4%	68.1%		67.7%	69.6%

Cost of sales as a percentage of net revenue in the second quarter of 2026 compared to the second quarter of 2025 decreased 170 basis points. Raw material cost as a percentage of net revenue decreased 230 basis points in 2026 compared to 2025 primarily due to higher product pricing. Other manufacturing costs as a percentage of net revenue increased 60 basis points in 2026 compared to 2025 due to higher manufacturing and distribution costs partially offset by restructuring actions.

Cost of sales as a percentage of net revenue in the first six months of 2026 compared to the first six months of 2025 decreased 190 basis points. Raw material cost as a percentage of net revenue decreased 240 basis points in 2026 compared to 2025 primarily due to higher product pricing and the impact of acquisitions. Other manufacturing costs as a percentage of net revenue increased 50 basis points in 2026 compared to 2025 due to higher manufacturing and distribution costs.

Gross profit:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Gross profit	$319.7	$286.4	11.6%	$555.7	$513.5	8.2%
Percent of net revenue	33.6%	31.9%		32.3%	30.4%

Gross profit in the second quarter of 2026 increased 11.6 percent and gross profit margin increased 170 basis points compared to the second quarter of 2025. The increase in gross profit margin was due to higher product pricing and the impact of restructuring actions, partially offset by higher manufacturing and distribution costs.

Gross profit in the first six months of 2026 increased 8.2 percent and gross profit margin increased 190 basis points compared to the first six months of 2025. The increase in gross profit margin was due to higher product pricing and the impact of acquisitions and restructuring actions, partially offset by higher manufacturing and distribution costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
SG&A	$202.4	$186.3	8.6%	$386.8	$367.0	5.4%
Percent of net revenue	21.3%	20.7%		22.5%	21.8%

SG&A expenses for the second quarter of 2026 compared to the second quarter of 2025 increased 60 basis points as a percentage of net revenue. The increase was due to the impact of higher compensation expense and a weaker U.S. dollar compared to various foreign currencies, partially offset by higher revenue.

SG&A expenses for the first six months of 2026 compared to the first six months of 2025 increased 70 basis points as a percentage of net revenue. The increase was due to the impact of higher compensation expense, acquisitions and a weaker U.S. dollar compared to various foreign currencies, partially offset by higher revenue.

Other income, net:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Other income, net	$5.6	$7.1	(21.1)%	$12.4	$10.3	20.4%

Other income, net in the second quarter of 2026 included $6.5 million of net defined benefit pension benefits, $0.3 million of other income and $1.2 million of currency transaction loss. Other income, net in the second quarter of 2025 included $5.7 million of net defined benefit pension benefits and $1.4 million of currency transaction gains.

Other income, net in the first six months of 2026 included $12.8 million of net defined benefit pension benefits, $0.4 million of other income and $0.8 million of currency transaction loss. Other income, net in the first six months of 2025 included $11.4 million of net defined benefit pension benefits and $2.0 million of currency transaction gains, partially offset by a $1.5 million loss on the sale of our North American Flooring business ("NA Flooring") and $1.6 million of other expense.

Interest expense:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Interest expense	$32.8	$34.9	(6.0)%	$65.6	$66.9	(1.9)%

Interest expense in the second quarter of 2026 was $32.8 million compared to $34.9 million in the second quarter of 2025 due to lower interest rates partially offset by higher debt levels.

Interest expense in the first six months of 2026 was $65.6 million compared to $66.9 million in the first six months of 2025 due to lower interest rates partially offset by higher debt levels.

Interest income:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Interest income	$2.0	$0.9	122.2%	$4.0	$2.0	100.0%

Interest income in the second quarter of 2026 and 2025 was $2.0 million and $0.9 million, respectively, consisting primarily of interest related to net investment hedge activity and other miscellaneous interest income.

Interest income in the first six months of 2026 and 2025 was $4.0 million and $2.0 million, respectively, consisting primarily of interest related to net investment hedge activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Income taxes	$25.6	$32.7	(21.7)%	$33.0	$38.7	(14.7)%
Effective tax rate	27.8%	44.7%		27.6%	42.1%

Income tax expense of $25.6 million in the second quarter of 2026 includes $0.3 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.4 percent. The discrete tax expense relates to various U.S. and foreign tax matters. Income tax expense of $32.7 million in the second quarter of 2025 includes $14.0 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 25.7 percent. The discrete tax expense related to the impact of withholding tax recorded on earnings that are no longer permanently reinvested as well as other various U.S. and foreign tax matters.

Income tax expense of $33.0 million in the first six months of 2026 includes $0.5 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 27.2 percent. The discrete tax expense relates to various U.S. and foreign tax matters. Income tax expense of $38.7 million in the first six months of 2025 includes $15.0 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 25.8 percent. The discrete tax expense related to the impact of withholding tax recorded on earnings that are no longer permanently reinvested as well as other various U.S. and foreign tax matters.

Income from equity method investments:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Income from equity method investments	$1.3	$1.4	(7.1)%	$2.2	$1.9	15.8%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The lower income for the second quarter of 2026 compared to the second quarter of 2025 is primarily due to the weakening of the Japanese yen compared to the U.S. dollar.

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the first six months of 2026 compared to the first six months of 2025 is due to higher net income in our joint venture during the year compared to the prior year, partially offset by the weakening of the Japanese yen compared to the U.S. dollar.

Net income attributable to H.B. Fuller:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net income attributable to H.B. Fuller	$67.8	$41.8	62.2%	$88.9	$55.1	61.4%
Percent of net revenue	7.1%	4.7%		5.2%	3.3%

The net income attributable to H.B. Fuller in the second quarter of 2026 was $67.8 million compared to $41.8 million in the second quarter of 2025. The diluted earnings per share in the second quarter of 2026 was $1.23 per share as compared to $0.76 per share in the second quarter of 2025.

The net income attributable to H.B. Fuller in the first six months of 2026 was $88.9 million compared to $55.1 million in the first six months of 2025. The diluted earnings per share in the first six months of 2026 was $1.61 per share as compared to $0.99 per share in the first six months of 2025.

Adjusted EBITDA:

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Adjusted EBITDA	$181.0	$165.7	9.3%	$299.7	$280.0	7.0%
Percent of net revenue	19.1%	18.4%		17.4%	16.6%

Adjusted EBITDA for H.B. Fuller in the second quarter of 2026 was $181.0 million compared to $165.7 million in the second quarter of 2025. Adjusted EBITDA as a percentage of net revenue increased 70 basis points in the second quarter of 2026 compared to second quarter of 2025 due to higher gross profit, partially offset by higher compensation expense and higher foreign currency losses. For a reconciliation of Adjusted EBITDA to net income attributable to H.B. Fuller as reflected in the unaudited consolidated statement of income see "Non-GAAP Measures" below.

Adjusted EBITDA for H.B. Fuller in the first six months of 2026 was $299.7 million compared to $280.0 million in the first six months of 2025. Adjusted EBITDA as a percentage of net revenue increased 80 basis points in the first six months of 2026 compared to first six months of 2025 primarily due to higher gross profit, partially offset by higher compensation expense and higher foreign currency losses. For a reconciliation of Adjusted EBITDA to net income attributable to H.B. Fuller as reflected in the unaudited consolidated statement of income see "Non-GAAP Measures" below.

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

Net Revenue by Segment:

	Three Months Ended				Six Months Ended
	May 30, 2026		May 31, 2025		May 30, 2026		May 31, 2025
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$421.9	44%	$397.5	44%	$768.4	45%	$765.7	46%
Engineering Adhesives	283.2	30%	276.4	31%	525.7	30%	513.2	30%
Building Adhesive Solutions	245.2	26%	224.2	25%	427.0	25%	407.9	24%
Segment total	$950.3	100%	$898.1	100%	$1,721.1	100%	$1,686.8	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$950.3	100%	$898.1	100%	$1,721.1	100%	$1,686.8	100%

Segment Adjusted EBITDA

	Three Months Ended				Six Months Ended
	May 30, 2026		May 31, 2025		May 30, 2026		May 31, 2025
	Adjusted	% of	Adjusted	% of	Adjusted	% of	Adjusted	% of
($ in millions)	EBITDA	Total	EBITDA	Total	EBITDA	Total	EBITDA	Total
Hygiene, Health and Consumable Adhesives	$75.6	42%	$62.1	37%	$123.6	42%	$108.9	39%
Engineering Adhesives	63.5	35%	63.3	38%	111.7	37%	107.5	38%
Building Adhesive Solutions	41.4	23%	37.5	23%	63.0	21%	59.3	21%
Segment total	$180.5	100%	$162.9	98%	$298.3	100%	$275.7	98%
Corporate Unallocated	0.5	0%	2.8	2%	1.4	0%	4.3	2%
Total	$181.0	100%	$165.7	100%	$299.7	100%	$280.0	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$421.9	$397.5	6.1%	$768.4	$765.7	0.4%
Segment adjusted EBITDA	$75.6	$62.1	21.7%	$123.6	$108.9	13.5%
Segment adjusted EBITDA margin	17.9%	15.6%		16.1%	14.2%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 30, 2026 vs. May 31, 2025	May 30, 2026 vs. May 31, 2025
Organic revenue growth	3.0%	(3.2)%
M&A	0.0%	0.4%
Currency	3.1%	3.2%
Total	6.1%	0.4%

Net revenue increased 6.1 percent in the second quarter of 2026 compared to the second quarter of 2025. Organic revenue growth increased due to an increase in product pricing, partially offset by a decrease in sales volume. The positive currency effect was due to a stronger Euro, Brazilian real, Chinese renminbi and Mexican peso partially offset by a weaker Indian rupee compared to the U.S. dollar. Segment adjusted EBITDA increased 21.7 percent in the second quarter of 2026 compared to the second quarter of 2025 primarily due to higher product pricing, partially offset by higher manufacturing and distribution costs and higher compensation expense. Segment adjusted EBITDA margin increased 230 basis points primarily due to higher segment adjusted EBITDA, partially offset by the impact of higher revenue.

Net revenue increased 0.4 percent in the first six months of 2026 compared to the first six months of 2025. Organic revenue growth decreased due to a decrease in sales volume, partially offset by an increase in product pricing. The 0.4 percent increase in net revenue from M&A was due to the acquisition of GEM in the first quarter of 2025. The positive currency effect was due to a stronger Euro, Brazilian real, Chinese renminbi and Mexican peso partially offset by a weaker Indian rupee compared to the U.S. dollar. Segment adjusted EBITDA increased 13.5 percent in the first six months of 2026 compared to the first six months of 2025 primarily due to higher product pricing, the impact of acquisitions, partially offset by higher compensation expense. Segment adjusted EBITDA margin increased 190 basis points primarily due to higher segment adjusted EBITDA, partially offset by the impact of higher revenue.

Engineering Adhesives

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$283.2	$276.4	2.5%	$525.7	$513.2	2.4%
Segment adjusted EBITDA	$63.5	$63.3	0.3%	$111.7	$107.5	3.9%
Segment adjusted EBITDA margin	22.4%	22.9%		21.2%	20.9%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Six Months Ended
	May 30, 2026 vs. May 31, 2025	May 30, 2026 vs. May 31, 2025
Organic revenue growth	(1.0)%	(1.4)%
M&A	0.3%	0.6%
Currency	3.2%	3.2%
Total	2.5%	2.4%

Net revenue increased 2.5 percent in the second quarter of 2026 compared to the second quarter of 2025. Organic revenue growth decreased due to a decrease in sales volume, partially offset by an increase in product pricing. The 0.3 percent increase in net revenue from M&A was due to the acquisition of ND Industries Taiwan and ND Industries Turkey. The positive currency effect was due to a stronger Chinese renminbi and Euro compared to the U.S. dollar. Segment adjusted EBITDA increased 0.3 percent in the second quarter of 2026 compared to the second quarter of 2025. Segment adjusted EBITDA margin decreased 50 basis points primarily due to the impact of higher revenue.

Net revenue increased 2.4 percent in the first six months of 2026 compared to the first six months of 2025. Organic revenue growth decreased due to a decrease in sales volume, partially offset by an increase in product pricing. The 0.6 percent increase in net revenue from M&A was due to the acquisition of ND Industries Taiwan and ND Industries Turkey. The positive currency effect was due to a stronger Euro and Chinese renminbi compared to the U.S. dollar. Segment adjusted EBITDA increased 3.9 percent in the first six months of 2026 compared to the first six months of 2025 primarily due to higher product pricing and the impact of acquisitions, partially offset by higher compensation expense. Segment adjusted EBITDA margin increased 30 basis points.

Building Adhesive Solutions

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$245.2	$224.2	9.4%	$427.0	$407.9	4.7%
Segment adjusted EBITDA	$41.4	$37.5	10.4%	$63.0	$59.3	6.2%
Segment adjusted EBITDA margin	16.9%	16.7%		14.8%	14.5%

The following tables provide details of the Building Adhesive Solutions net revenue variances:

	Three Months Ended	Six Months Ended
	May 30, 2026 vs. May 31, 2025	May 30, 2026 vs. May 31, 2025
Organic revenue growth	6.2%	1.1%
M&A	0.0%	0.0%
Currency	3.2%	3.6%
Total	9.4%	4.7%

Net revenue increased 9.4 percent in the second quarter of 2026 compared to the second quarter of 2025. Organic growth increased due to an increase in sales volume and product pricing. The positive currency effect was due to a stronger Euro and Australian dollar compared to the U.S. dollar. Segment adjusted EBITDA increased 10.4 percent in the second quarter of 2026 compared to the second quarter of 2025 primarily due to higher revenue, partially offset by higher manufacturing and distribution costs and higher compensation expense. Segment adjusted EBITDA margin increased 20 basis points.

Net revenue increased 4.7 percent in the first six months of 2026 compared to the first six months of 2025. Organic growth increased due to an increase in product pricing, partially offset by a decrease in sales volume. The positive currency effect was due to a stronger Euro and British pound compared to the U.S. dollar. Segment adjusted EBITDA increased 6.2 percent in the first six months of 2026 compared to the first six months of 2025 primarily due to higher product pricing, partially offset by higher manufacturing and distribution costs and higher compensation expense. Segment adjusted EBITDA margin increased 30 basis points.

Corporate Unallocated

	Three Months Ended			Six Months Ended
	May 30,	May 31,	2026 vs	May 30,	May 31,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Adjusted EBITDA	$0.5	$2.8	(82.1)%	$1.4	$4.3	(67.4)%

Corporate Unallocated amounts include business acquisition and integration costs, organizational restructuring charges and project costs associated with implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of May 30, 2026 were $114.1 million compared to $107.2 million as of November 29, 2025 and $96.8 million as of May 31, 2025. The majority of the $114.1 million in cash and cash equivalents as of May 30, 2026 was held outside the United States. Total long and short-term debt was $2,072.2 million as of May 30, 2026, $2,016.9 million as of November 29, 2025 and $2,112.4 million as of May 31, 2025. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 49.9 percent as of May 30, 2026 as compared to 50.2 percent as of November 29, 2025 and 53.0 percent as of May 31, 2025.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. As of May 30, 2026, we were in compliance with all covenants of our credit agreement contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of May 30, 2026
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.50	2.3
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	5.2

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

Selected Metrics of Liquidity

Key metrics we monitor are net working capital as a percentage of annualized net revenue, accounts receivable days sales outstanding (“DSO”), inventory days on hand ("DOH"), accounts payable days purchases outstanding ("DPO"), free cash flow and debt capitalization ratio.

	May 30,	May 31,
	2026	2025
Net working capital as a percentage of annualized net revenue[1]	16.4%	16.6%
Accounts receivable DSO (in days)[2]	60	59
Inventory DOH (in days) 3	79	77
Accounts payable DPO (in days)[4]	76	72
Free cash flow[5]	$12.8	$(6.7)
Total debt to total capital ratio[6]	49.9%	53.0%

1 Net working capital (accounts receivable, net plus inventory minus accounts payable) divided by annualized net revenue (current quarter multiplied by four).

2 Accounts receivable, net multiplied by 91 (13 weeks) and divided by the net revenue for the quarter.

3 Total inventory multiplied by 91 (13 weeks) and divided by cost of goods sold for the quarter.

4 Accounts payable multiplied by 91 (13 weeks) and divided by cost of goods sold for the quarter.

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

Summary of Cash Flows

Cash Flows from Operating Activities:

	Six Months Ended
	May 30,	May 31,
($ in millions)	2026	2025
Net cash provided by operating activities	$117.2	$57.8

Net income including non-controlling interest was $88.9 million in the first six months of 2026 compared to $55.1 million in the first six months of 2025. Depreciation and amortization expense totaled $92.4 million in the first six months of 2026 compared to $87.3 million in the first six months of 2025. Deferred income taxes were a use of cash of $9.1 million in the first six months of 2026 compared to $14.1 million in the first six months of 2025. Accrued compensation was a use of cash of $19.6 million in the first six months of 2026 compared to $23.5 million in the first six months of 2025. Other assets were a use of cash of $9.3 million in the first six months of 2026 compared to $2.4 million in the first six months of 2025. Other liabilities were a use of cash of $6.1 million in the first six months of 2026 compared to a source of cash $24.8 million in the first six months of 2025.

Changes in net working capital (accounts receivable, net, inventory and accounts payables) accounted for a use of cash of $24.7 million in the first six months of 2026 compared $57.5 million in the first six months of 2025. The table below provides the cash flow impact due to changes in the components of net working capital and an assessment of each of the components:

	Six Months Ended
	May 30,	May 31,
($ in millions)	2026	2025
Accounts receivable, net	$(53.9)	$(28.9)
Inventory	(51.3)	(40.2)
Accounts payable	80.5	11.6
Total cash flow impact	$(24.7)	$(57.5)

●

Accounts receivable, net – Accounts receivable, net was a use of cash of $53.9 million and $28.9 million in the first six months of 2026 and 2025, respectively. The higher use of cash in 2026 compared to 2025 was due to higher accounts receivable balances in the current year compared to the prior year and more cash collected on accounts receivable in 2025 compared to 2026. The DSO were 60 days at May 30, 2026 and 59 days at May 31, 2025.

●

Inventory – Inventory was a use of cash of $51.3 million and $40.2 million in the first six months of 2026 and 2025, respectively. The higher use of cash in 2026 compared to 2025 was due to higher inventory purchases in 2026 compared to 2025. Inventory days on hand were 79 days as of May 30, 2026 and 77 days as of May 31, 2025.

●

Accounts payable – Accounts payable was a source of cash of $80.5 million and $11.6 million in the first six months of 2026 and 2025, respectively. The higher source of cash in 2026 compared to 2025 reflects lower payments on accounts payable in the current year compared to the prior year. Days payable outstanding were 76 days as of May 30, 2026 and 72 days as of May 31, 2025.

Cash Flows from Investing Activities:

	Six Months Ended
	May 30,	May 31,
($ in millions)	2026	2025
Net cash used in investing activities	$(111.6)	$(152.0)

Purchases of property, plant and equipment were $104.4 million during the first six months of 2026 compared to $64.5 million for the same period of 2025. This difference reflects the timing of capital projects and expenditures related to growth initiatives.

We did not pay any cash for business acquisitions during the first six months of 2026. During the first six months of 2025, we paid $162.0 million in cash for business acquisitions and we received $75.7 million in cash related to the sale of our NA Flooring business.

Cash Flows from Financing Activities:

	Six Months Ended
	May 30,	May 31,
($ in millions)	2026	2025
Net cash (used in) provided by financing activities	$(9.2)	$12.5

In the first six months of 2026, borrowings on our revolving credit facility were $627.0 million and repayments on our revolving credit facility and our long-term debt totaled $571.7 million. These borrowings are for general working capital purposes and permitted acquisitions. Borrowings on our revolving credit facility were $784.9 million and repayments on our revolving credit facility and our long-term debt totaled $687.8 million in the first six months of 2025. There were no net payments of notes payable in the first six months of 2026 compared to $0.6 million in the same period of 2025. Cash dividends paid were $26.0 million in the first six months of 2026 compared to $24.9 million in the same period of 2025. Repurchases of common stock were $48.8 million in the first six months of 2026 compared to $60.7 million in the same period of 2025.

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

Reconciliation of Net income attributable to H.B. Fuller to Adjusted EBITDA

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2026	2025	2026	2025
Net income attributable to H.B. Fuller	$67,805	$41,828	$88,850	$55,076

Adjustments:
Acquisition project costs	1,395	3,602	2,325	13,430
Organizational realignment	4,413	6,635	14,435	15,409
Project One	2,387	2,581	5,440	5,646
Other[1]	3,024	44	2,929	44
Discrete tax items	356	13,961	454	14,952
Income tax effect on adjustments	(1,848)	(3,999)	(5,386)	(9,907)
Adjusted net income attributable to H.B. Fuller	77,532	64,652	109,047	94,650

Add:
Interest expense[2]	32,584	34,484	64,957	66,514
Interest income	(1,961)	(854)	(4,030)	(1,954)
Adjusted Income taxes	27,075	22,765	37,937	33,626
Depreciation and Amortization expense [3]	45,815	44,613	91,838	87,180
Adjusted EBITDA	$181,045	$165,660	$299,749	$280,016

1 Other for the three and six months ended May 30, 2026 includes acquired environmental liabilities and ongoing litigation and product claims related to a divested business.

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

Reconciliation of Net cash provided by operating activities to Free cash flow

	Six Months Ended
($ in millions)	May 30, 2026	May 31, 2025
Net cash provided by operating activities	$117.2	$57.8
Less: Purchased property, plant and equipment	104.4	64.5
Free cash flow	$12.8	$(6.7)

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 30, 2026. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of May 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchase of equity securities during the quarter ended May 30, 2026 is as follows:

(d)
			(c)	Maximum
			Number of	Approximate Dollar
	(a)		Shares	Value of Shares that
	Total	(b)	Purchased	may yet be
	Number of	Average	as Part of	Purchased Under the
	Shares	Price Paid	Publicly Announced	Plan or Program
Period	Purchased	per Share	Plan or Program	(millions)

March 1, 2026 - April 4, 2026	-	$-	-	$211

April 5, 2026 - May 2, 2026	750	$60.77	750	$166

May 3, 2026 - May 30, 2026	-	$-	-	$166

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
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 30, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: June 25, 2026	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended May 30, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Asterisked items are management contracts or compensatory plans or arrangements required to be filed.