Form 10-Q
period 2026-08-29
FULLER H B CO
filed 2026-09-24
CIK 39368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2026

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

The number of shares outstanding of the Registrant’s Common Stock, par value $1.00 per share, was 53,829,119 as of September 18, 2026.

H.B. Fuller Company

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2026	2025	2026	2025
Net revenue	$938,175	$892,043	$2,659,289	$2,578,801
Cost of sales	(626,489)	(606,929)	(1,791,902)	(1,780,228)
Gross profit	311,686	285,114	867,387	798,573
Selling, general and administrative expenses	(198,481)	(174,974)	(585,297)	(541,942)
Other income, net	26,429	5,308	38,805	15,655
Interest expense	(40,915)	(33,630)	(106,542)	(100,536)
Interest income	2,489	1,110	6,524	3,064
Income before income taxes and income from equity method investments	101,208	82,928	220,877	174,814
Income taxes	(24,656)	(16,527)	(57,662)	(55,198)
Income from equity method investments	2,630	832	4,816	2,726
Net income including non-controlling interest	79,182	67,233	168,031	122,342
Net income attributable to non-controlling interest	-	(73)	-	(106)
Net income attributable to H.B. Fuller	$79,182	$67,160	$168,031	$122,236

Earnings per share attributable to H.B. Fuller common stockholders:
Basic	$1.46	$1.23	$3.09	$2.24
Diluted	$1.44	$1.22	$3.05	$2.21

Weighted-average common shares outstanding:
Basic	54,235	54,428	54,465	54,623
Diluted	54,906	55,162	55,163	55,381

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2026	2025	2026	2025
Net income including non-controlling interest	$79,182	$67,233	$168,031	$122,342
Other comprehensive income:
Foreign currency translation	2,887	36,962	39,180	139,626
Defined benefit pension plans adjustment, net of tax	(13)	158	(9)	429
Interest rate swaps, net of tax	2,625	(3,347)	9,562	(6,920)
Net investment hedges, net of tax	4,114	(14,998)	372	(53,453)
Other comprehensive income	9,613	18,775	49,105	79,682
Comprehensive income	88,795	86,008	217,136	202,024
Less: Comprehensive income attributable to non-controlling interest	-	42	24	140
Comprehensive income attributable to H.B. Fuller	$88,795	$85,966	$217,112	$201,884

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 29,	November 29,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$97,230	$107,213
Accounts receivable (net of allowances of $13,265 and $11,922, as of August 29, 2026 and November 29, 2025, respectively)	648,012	564,339
Inventory	582,645	471,963
Other current assets	157,985	119,750
Total current assets	1,485,872	1,263,265

Property, plant and equipment	2,061,887	1,956,209
Accumulated depreciation	(1,083,003)	(1,020,948)
Property, plant and equipment, net	978,884	935,261

Goodwill	1,698,216	1,680,059
Other intangibles, net	748,693	805,867
Other assets	515,383	498,254
Total assets	$5,427,048	$5,182,706

Liabilities, non-controlling interest and total equity
Current liabilities:
Accounts payable	$537,126	$470,132
Accrued compensation	100,075	114,302
Income taxes payable	33,078	25,018
Other accrued expenses	147,782	133,907
Total current liabilities	818,061	743,359

Long-term debt	2,054,547	2,016,937
Accrued pension liabilities	51,525	51,317
Other liabilities	334,898	367,899
Total liabilities	$3,259,031	$3,179,512

Commitments and contingencies (Note 13)

Equity
H.B. Fuller stockholders' equity:
Preferred stock (no shares outstanding) shares authorized – 10,045,900	-	-
Common stock, par value $1.00 per share, shares authorized – 160,000,000, shares issued and outstanding – 53,818,019 and 54,174,963 as of August 29, 2026 and November 29, 2025, respectively	$53,818	$54,175
Additional paid-in capital	285,521	298,017
Retained earnings	2,154,643	2,026,071
Accumulated other comprehensive loss	(325,965)	(375,045)
Total H.B. Fuller stockholders' equity	2,168,017	2,003,218
Non-controlling interest	-	(24)
Total equity	2,168,017	2,003,194
Total liabilities, non-controlling interest and total equity	$5,427,048	$5,182,706

 See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Total Equity

(In thousands)

(Unaudited)

	H.B. Fuller Company Stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 29, 2025	$54,175	$298,017	$2,026,071	$(375,045)	$(24)	$2,003,194
Comprehensive income	-	-	21,045	42,540	24	63,609
Dividends	-	-	(12,896)	-	-	(12,896)
Stock option exercises	183	7,615	-	-	-	7,798
Share-based compensation plans	166	6,356	-	-	-	6,522
Repurchases of common stock	(48)	(2,874)	-	-	-	(2,922)
Balance at February 28, 2026	$54,476	$309,114	$2,034,220	$(332,505)	$-	$2,065,305
Comprehensive income (loss)	-	-	67,805	(3,073)	-	64,732
Dividends	-	-	(13,276)	-	-	(13,276)
Stock option exercises	49	2,419	-	-	-	2,468
Share-based compensation plans	12	9,072	-	-	-	9,084
Repurchases of common stock	(751)	(45,098)	-	-	-	(45,849)
Balance at May 30, 2026	$53,786	$275,507	$2,088,749	$(335,578)	$-	$2,082,464
Comprehensive income	-	-	79,182	9,613	-	88,795
Dividends	-	-	(13,288)	-	-	(13,288)
Stock option exercises	28	1,874	-	-	-	1,902
Share-based compensation plans and other, net	6	8,229	-	-	-	8,235
Repurchases of common stock	(2)	(89)	-	-	-	(91)
Balance at August 29, 2026	$53,818	$285,521	$2,154,643	$(325,965)	$-	$2,168,017

	H.B. Fuller Company Stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Non-Controlling
	Stock	Capital	Earnings	Income (Loss)	Interest	Total

Balance at November 30, 2024	$54,657	$322,636	$1,924,761	$(473,395)	$1,189	$1,829,848
Comprehensive income (loss)	-	-	13,248	(15,026)	33	(1,745)
Dividends	-	-	(12,285)	-	-	(12,285)
Stock option exercises	33	1,351	-	-	-	1,384
Share-based compensation plans	229	5,307	-	-	-	5,536
Repurchases of common stock	(729)	(43,648)	-	-	-	(44,377)
Balance at March 1, 2025	$54,190	$285,646	$1,925,724	$(488,421)	$1,222	$1,778,361
Comprehensive income	-	-	41,828	75,868	65	117,761
Dividends	-	-	(12,767)	-	-	(12,767)
Stock option exercises	32	1,060	-	-	-	1,092
Share-based compensation plans	33	7,793	-	-	-	7,826
Repurchases of common stock	(302)	(15,986)	-	-	-	(16,288)
Balance at May 31, 2025	$53,953	$278,513	$1,954,785	$(412,553)	$1,287	$1,875,985
Comprehensive income	-	-	67,160	18,806	42	86,008
Dividends	-	-	(12,793)	-	-	(12,793)
Stock option exercises	87	2,957	-	-	-	3,044
Share-based compensation plans and other, net	4	6,787	-	-	-	6,791
Repurchases of common stock	(1)	(62)	-	-	-	(63)
Balance at August 30, 2025	$54,043	$288,195	$2,009,152	$(393,747)	$1,329	$1,958,972

See accompanying Notes to Unaudited Consolidated Financial Statements.

H.B. FULLER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	August 29, 2026	August 30, 2025
Cash flows from operating activities:
Net income including non-controlling interest	$168,031	$122,342
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation	73,278	68,314
Amortization	65,182	64,525
Deferred income taxes	(15,478)	(39,227)
Loss from equity method investments, net of dividends received	1,422	1,045
Loss on the sale of business	-	1,515
Loss on impairment of intangible asset	-	478
Gain on sale or disposal of assets	(1,025)	(178)
Share-based compensation	20,144	18,170
Pension and other post-retirement plan benefit	(18,301)	(16,393)
Loss on debt extinguishment and bridge financing fees	6,598	-
Unrealized gain on forward exchange contract related to a pending acquisition	(19,713)	-
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(78,868)	(3,336)
Inventory	(106,440)	(42,095)
Other assets	(4,825)	2,176
Accounts payable	93,622	(25,764)
Accrued compensation	(15,184)	(19,230)
Other accrued expenses	21,131	6,856
Income taxes payable	(3,409)	(12,993)
Pension plan assets and liabilities	1,385	(177)
Other liabilities	(5,110)	28,622
Foreign currency remeasurement	189	2,106
Net cash provided by operating activities	182,629	156,756

Cash flows from investing activities:
Purchased property, plant and equipment	(141,653)	(94,593)
Purchased businesses, net of cash acquired	(3,817)	(162,095)
Payment of holdback on acquisitions	(11,627)	-
Proceeds from sale of property, plant and equipment	4,638	843
Purchase of cost method investment	-	(2,549)
Proceeds from the sale of a business	-	75,727
Net cash used in investing activities	(152,459)	(182,667)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,643,500	1,114,300
Repayment of long-term debt	(1,603,993)	(1,053,593)
Payment of debt issuance costs	(15,067)	(1,047)
Net payment of notes payable	-	(585)
Dividends paid	(39,149)	(37,559)
Proceeds from stock options exercised	12,177	5,519
Repurchases of common stock	(48,862)	(60,728)
Net cash used in financing activities	(51,394)	(33,693)

Effect of exchange rate changes on cash and cash equivalents	11,241	12,710
Net change in cash and cash equivalents	(9,983)	(46,894)
Cash and cash equivalents at beginning of period	107,213	169,352
Cash and cash equivalents at end of period	$97,230	$122,458

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

Supplier Finance Program

We have agreements with third parties to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations that were confirmed as valid and remained outstanding as of  August 29, 2026, and November 29, 2025, were approximately $7,097 and $7,379, respectively. These obligations under the Company’s supplier finance programs are included in accounts payable in the Consolidated Balance Sheets, and the associated payments are reflected in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Short-term notes classified as long-term debt

As of August 29, 2026, the Company had 10-year unsecured public notes with an aggregate principal balance of $300,000 and a fixed coupon rate of 4.0 percent due February 15, 2027, classified as long term debt on the accompanying Consolidated Balance Sheets based on the Company’s intent and ability to refinance the notes on a long‑term basis. The Company maintains a revolving credit facility with maturity extending beyond twelve months from the balance sheet date and sufficient borrowing capacity to replace the notes with a long-term financing facility.

Note 2: Acquisitions

Pending Acquisition of Advanced Medical Solutions Group plc

On June 25, 2026, the Company issued an announcement pursuant to Rule 2.7 of the UK City Code on Takeovers and Mergers, disclosing that the board of directors of the Company and the board of directors of Advanced Medical Solutions Group plc (“AMS”) had reached agreement on the terms of a recommended final cash offer by the Company for the entire issued and to be issued share capital of AMS. The acquisition price values the entire issued and to be issued ordinary share capital of AMS at approximately 659,000 British pounds (285 pence per share) and implies an enterprise value of approximately 715,000 British pounds. The Company has entered into a forward exchange contract to economically hedge the cash cost of the transaction and various credit agreements to fund it. See Notes 6 and 11 for further description of these financial instruments. On August 12, 2026, the shareholders of AMS approved the Company's proposed acquisition of AMS. The transaction is expected to close by the end of the calendar year, subject to certain regulatory approvals and other customary closing conditions.

Dongguan Nako Technology Co., Ltd.

On August 26, 2026, we acquired certain assets of Dongguan Nako Technology Co., Ltd. ("Dongguan Nako") for a purchase price of 70,000 China Yuan Renminbi, or approximately $10,416 which was funded through existing cash. Upon closing we paid 25,650 China Yuan Renminbi and will make a second payment and a third holdback payment totaling 31,350 China Yuan Renminbi based on the terms of the agreement. Additionally, the purchase price includes an estimated earnout of up to 13,000 China Yuan Renminbi which is due on the third anniversary of the original closing date following the completion of certain performance goals. Headquartered in Dongguan City, China, Dongguan Nako is engaged in the business of automated fastener precoating, including anti-loosening, leak-proofing, vibration absorption and screw coating services. The acquisition of Dongguan Nako is expected to accelerate the realization of our top growth priorities in China, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of  August 29, 2026 and includes goodwill of $5,241, other intangible assets of $4,831 and other net assets of $344. Goodwill represents expected synergies from combining Dongguan Nako with our existing business. Goodwill is not deductible for tax purposes. Dongguan Nako is included in our Engineering Adhesives operating segment.

ND Industries Fastening Elements Locking and Sealing Technologies Industry and Trade Inc.

On  November 17, 2025, we completed the acquisition of ND Industries Fastening Elements Locking and Sealing Technologies Industry and Trade Inc. ("ND Industries Turkey") for a purchase price of 334,106 Turkish lira, or approximately $7,902 which was funded through existing cash. This includes a holdback amount of 105,699 Turkish lira that will be paid in two payments on the 18-month and 36-month anniversaries of the closing date. Headquartered in Istanbul, Turkey, ND Industries Turkey is a leading provider of specialty adhesives and fastener locking and sealing solutions. The acquisition of ND Industries Turkey is expected to accelerate the realization of our top growth priorities in EIMEA, consistent with our strategy to proactively drive capital allocation to the highest margin, highest growth market segments within the functional coatings, adhesives, sealants and elastomer industry. The acquisition fair value measurement was preliminary as of  August 29, 2026 and includes goodwill of $4,533, other intangible assets of $3,300 and other net assets of $69. Goodwill represents expected synergies from combining ND Industries Turkey with our existing business. Goodwill is not deductible for tax purposes. ND Industries Turkey is included in our Engineering Adhesives operating segment.

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

GEM S.r.l. and Medifill Limited

On January 15, 2025, we completed the acquisition of GEM S.r.l. (“GEM”) and on December 2, 2024, we completed the acquisition of Medifill Limited (Medifill) for a total purchase price of 191,868 Euros, or approximately $196,990 which was funded through borrowings on our credit facility and existing cash. The transaction includes a 30,000 Euro holdback to be paid in three annual tranches beginning one year after the date of acquisition with the first payment made during the first quarter 2026. The fair value of the remaining holdback was $25,725 as of August 29, 2026. See Note 12 for more information on the fair value of the holdback.

Although they were independent transactions, the acquisitions of GEM and Medifill were accounted for as a single business combination under ASC 805, as they were negotiated concurrently and are economically interdependent. Headquartered in Viareggio, Italy, GEM develops, produces and sells medical adhesives for wound closure in both surgical and topical applications. Headquartered in Dublin, Ireland, Medifill produces medical-grade cyanoacrylate adhesives tailored to the wound closure market for GEM. The acquisitions of GEM and Medifill established a European headquarters for our Medical Adhesives Technologies business and European production capabilities for our medical adhesive offerings, further shifting our portfolio toward highly profitable, higher growth markets. The acquisition fair value measurement was final as of  February 28, 2026 and includes goodwill of $91,430, other intangible assets of $104,723 and other net assets of $837. Goodwill represents expected synergies from combining GEM and Medifill with our existing business. Goodwill is not deductible for tax purposes. GEM and Medifill are included in our Hygiene, Health and Consumable Adhesives operating segment.

Note 3: Restructuring Actions

Restructuring Plans

During fiscal year 2023, the Company approved restructuring plans (the "Plans") related to organizational changes and other actions to optimize operations and integrate acquired businesses. The Plans were implemented in the second quarter of fiscal year 2023 and are expected to be completed during fiscal year 2026. In implementing the Plans, the Company currently expects to incur pre-tax costs of approximately $87,000 to $90,000 for severance and related employee costs globally, and other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans.

The following table summarizes the pre-tax distribution of charges under these restructuring plans by income statement classification:

	Three Months Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Cost of sales	$202	$2,393	$2,186	$5,328
Selling, general and administrative	(19)	634	446	3,386
Other expense, net	(140)	-	1,176	-
	$43	$3,027	$3,808	$8,714

The restructuring charges are recorded in Corporate Unallocated for segment reporting purposes.

A summary of the other restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at November 30, 2024	$8,430	$-	$-	$8,430
Expenses incurred	9,390	(547)	3,102	11,945
Non-cash charges	-	547	(580)	(33)
Cash payments	(14,143)	-	(2,522)	(16,665)
Foreign currency translation	360	-	-	360
Balance at November 29, 2025	$4,037	$-	$-	$4,037
Expenses incurred	1,210	1,191	1,407	3,808
Non-cash charges	-	(1,191)	(1,294)	(2,485)
Cash payments	(5,015)	-	(113)	(5,128)
Foreign currency translation	104	-	-	104
Balance at August 29, 2026	$336	$-	$-	$336

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

Other Restructuring

The Company approved restructuring actions related to global footprint optimization during the fourth quarter of 2025. The Company incurred $4,924 of expenses in the fourth quarter of 2025 associated with these actions. These actions are currently expected to be completed during fiscal year 2028. Restructuring costs are expected to be incurred over the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2026 and 2027. In implementing the other restructuring actions, the Company currently expects to incur pre-tax costs of approximately $45,000 to $50,000 for severance and related employee costs globally, and other restructuring costs related to optimizing the Company’s footprint and the payment of anticipated income taxes in certain jurisdictions related to the actions.

The following table summarizes the pre-tax distribution of charges under these restructuring actions by income statement classification:

	Three Months Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Cost of sales	$1,443	$-	$6,341	$-
Selling, general and administrative	2,183	-	4,287	-
Other income, net	(3)	-	(11)	-
	$3,623	$-	$10,617	$-

The restructuring charges are recorded in Corporate Unallocated for segment reporting purposes.

A summary of the restructuring liability is presented below:

	Employee-Related	Asset-Related	Other	Total
Balance at November 30, 2024	$-	$-	$-	$-
Expenses incurred	4,924	-	-	4,924
Balance at November 29, 2025	$4,924	$-	$-	$4,924
Expenses incurred	7,510	2,910	197	10,617
Non-cash charges	-	(2,910)	(197)	(3,107)
Cash payments	(7,363)	-	-	(7,363)
Foreign currency translation	(89)	-	-	(89)
Balance at August 29, 2026	$4,982	$-	$-	$4,982

Non-cash charges primarily include accelerated depreciation resulting from the cessation of use of certain long-lived assets and impairments of certain long-lived assets. Restructuring liabilities have been classified as a component of other accrued expenses on the Consolidated Balance Sheets.

Note 4: Inventory

The composition of inventory is as follows:

	August 29,	November 29,
	2026	2025
Raw materials	$265,487	$199,031
Finished goods	317,158	272,932
Total inventory	$582,645	$471,963

Note 5: Goodwill and Other Intangible Assets

The goodwill activity by reportable segment for the nine months ended August 29, 2026 is presented below:

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive
	Adhesives	Adhesives	Solutions	Total
Balance at November 29, 2025	$517,763	$610,107	$552,189	$1,680,059
Acquisitions	971	5,200	-	6,171
Foreign currency translation effect	7,292	(1,267)	5,961	11,986
Balance at August 29, 2026	$526,026	$614,040	$558,150	$1,698,216

Balances of amortizable identifiable intangible assets, excluding goodwill and other non-amortizable intangible assets, are as follows:

	August 29, 2026
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Total
Original cost	$233,360	$968,871	$81,224	$1,283,455
Accumulated amortization	(70,394)	(425,247)	(39,121)	(534,762)
Net identifiable intangibles	$162,966	$543,624	$42,103	$748,693

	November 29, 2025
	Purchased
	Technology	Customer
Amortizable Intangible Assets	and Patents	Relationships	Trade Names	Total
Original cost	$232,522	$998,889	$81,228	$1,312,639
Impairment	-	-	(734)	(734)
Accumulated amortization	(57,778)	(414,706)	(33,554)	(506,038)
Net identifiable intangibles	$174,744	$584,183	$46,940	$805,867

Amortization expense with respect to amortizable intangible assets was $21,536 and $22,082 for the three months ended August 29, 2026 and August 30, 2025, respectively, and was $65,182 and $64,525 for the nine months ended August 29, 2026 and August 30, 2025, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows:

	Remainder
Fiscal Year	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$26,105	$109,015	$110,636	$104,229	$75,403	$323,305

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.

Note 6: Long-Term Debt

On July 17, 2026, we entered into Amendment No. 3 (the “Amendment”) to our Second Amended and Restated Credit Agreement dated as of February 15, 2023, as previously amended which replaced our senior secured term loan A facility (“Term Loan A”) and our senior secured multicurrency revolving credit facility (“Revolver”). Our Term Loan A was refinanced changing the aggregate principal amount to $420.0 million and our Revolver was refinanced with the aggregate principal amount of the revolving credit facility available to us increasing from $700.0 million to $800.0 million. The interest rate margins applicable to both the Term Loan A and Revolver are based on a leverage grid which was updated to include an additional step-down tier of 25 basis points. Additionally, we eliminated the credit spread adjustment of 10 basis points from the prior agreement. The maturity date of the amended Term Loan A and amended Revolver was also extended to July 17, 2031. The terms of our term loan B facility remain unchanged.

On June 25, 2026, we entered into (i) a Term Loan and Revolving Facility Secured Bridge Credit Agreement (“Secured Bridge Credit Agreement”) and (ii) a Term Loan Unsecured Bridge Credit Agreement (“Unsecured Bridge Credit Agreement”) to provide us certain borrowings in an aggregate amount of up to $3.0 billion in connection with our pending acquisition of AMS. See Note 2 for more information on our pending acquisition of AMS.

The Secured Bridge Credit Agreement included term commitments of $1.4 billion and revolving commitments of $700.0 million and was terminated on July 17, 2026 as a part of the Amendment with no amounts drawn on this facility.

The Unsecured Bridge Credit Agreement includes $917.0 million of commitments. As of August 29, 2026, there are no amounts drawn on the Unsecured Bridge Credit Agreement. To the extent any borrowings are made under the Unsecured Bridge Credit Agreement, such loans will mature 364 days after the closing date to fund the pending acquisition of AMS and to pay related fees and expenses. Any borrowings made under the Unsecured Bridge Credit Agreement bear interest at a per annum rate equal to a base rate plus a rate of (i) 1.50 percent or (ii) 2.50 percent, as determined therein, with interest rate increases of 0.25 percent per 90 days. The Unsecured Bridge Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.

Note 7: Components of Net Periodic Benefit related to Pension and Other Postretirement Benefit Plans

	Three Months Ended August 29, 2026 and August 30, 2025
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2026	2025	2026	2025	2026	2025
Service cost	$-	$-	$318	$408	$-	$-
Interest cost	3,097	3,242	1,648	860	218	249
Expected return on assets	(5,783)	(5,717)	(1,819)	(1,094)	(3,801)	(3,484)
Amortization:
Prior service cost	-	-	30	14	-	-
Actuarial loss (gain)	1,895	1,953	483	119	(2,429)	(2,277)
Net periodic (benefit) cost	$(791)	$(522)	$660	$307	$(6,012)	$(5,512)

	Nine Months Ended August 29, 2026 and August 30, 2025
					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
Net periodic (benefit) cost:	2026	2025	2026	2025	2026	2025
Service cost	$-	$-	$964	$1,161	$-	$-
Interest cost	9,292	9,726	4,968	3,797	655	747
Expected return on assets	(17,347)	(17,151)	(5,488)	(4,403)	(11,404)	(10,452)
Amortization:
Prior service cost	-	-	91	70	-	-
Actuarial loss (gain)	5,684	5,859	1,449	1,084	(7,288)	(6,831)
Settlement charge	-	-	123	-	-	-
Net periodic (benefit) cost	$(2,371)	$(1,566)	$2,107	$1,709	$(18,037)	$(16,536)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Income. The components of our net periodic defined benefit pension and postretirement benefit costs other than service cost are presented in other income, net in the Consolidated Statements of Income.

Note 8: Accumulated Other Comprehensive Income (Loss)

The following table provides details of total comprehensive income (loss):

	Three Months Ended August 29, 2026				Three Months Ended August 30, 2025
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pre-tax	Tax	Net	Net	Pre-tax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$79,182	$-			$67,160	$73
Foreign currency translation¹	$2,887	$-	2,887	-	$36,993	$-	36,993	(31)
Defined benefit pension plans adjustment²	(21)	8	(13)	-	218	(60)	158	-
Interest rate swaps³	3,469	(844)	2,625	-	(4,424)	1,077	(3,347)	-
Net investment hedges³	5,437	(1,323)	4,114	-	(19,822)	4,824	(14,998)	-
Other comprehensive income	$11,772	$(2,159)	$9,613	$-	$12,965	$5,841	$18,806	$(31)
Comprehensive income			$88,795	$-			$85,966	$42

	Nine Months Ended August 29, 2026				Nine Months Ended August 30, 2025
				Non-				Non-
				controlling				controlling
	H.B. Fuller Stockholders			Interest	H.B. Fuller Stockholders			Interest
	Pretax	Tax	Net	Net	Pretax	Tax	Net	Net
Net income attributable to H.B. Fuller and non-controlling interest			$168,031	$-			$122,236	$106
Foreign currency translation¹	$39,156	$-	39,156	24	$139,592	$-	139,592	34
Defined benefit pension plans adjustment²	(25)	16	(9)	-	591	(162)	429	-
Interest rate swaps³	12,637	(3,075)	9,562	-	(9,146)	2,226	(6,920)	-
Net investment hedges³	492	(120)	372	-	(70,646)	17,193	(53,453)	-
Other comprehensive income	$52,260	$(3,179)	$49,081	$24	$60,391	$19,257	$79,648	$34
Comprehensive income			$217,112	$24			$201,884	$140

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

The components of accumulated other comprehensive loss are as follows:

	August 29, 2026
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(150,908)	$(150,908)	$-
Defined benefit pension plans adjustment, net of taxes of $47,276	(67,174)	(67,174)	-
Interest rate swaps, net of taxes of $1,384	(4,304)	(4,304)	-
Net investment hedges, net of taxes of $27,410	(85,238)	(85,238)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive loss	$(325,965)	$(325,965)	$-

	November 29, 2025
			Non-
		H.B. Fuller	controlling
	Total	Stockholders	Interest
Foreign currency translation adjustment	$(189,131)	$(190,064)	$933
Defined benefit pension plans adjustment, net of taxes of $47,252	(67,164)	(67,164)	-
Interest rate swaps, net of taxes of $4,459	(13,866)	(13,866)	-
Net investment hedges, net of taxes of $27,529	(85,610)	(85,610)	-
Reclassification of AOCI tax effects	(18,341)	(18,341)	-
Accumulated other comprehensive (loss) income	$(374,112)	$(375,045)	$933

Note 9: Income Taxes

Income tax expense for the three and nine months ended August 29, 2026 includes $2,075 and $1,621 of discrete tax benefit, respectively, relating to various U.S. and foreign tax matters. Excluding the discrete tax benefit, the overall effective tax rate was 26.4 percent and 26.8 percent for the three and nine months ended August 29, 2026, respectively.

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

As of  August 29, 2026, we had a liability of $8,246 recorded for gross unrecognized tax benefits (excluding interest) compared to $9,206 as of November 29, 2025. As of August 29, 2026 and November 29, 2025, we had accrued $1,372 and $2,158 of gross interest relating to unrecognized tax benefits, respectively.

Note 10 Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
(Shares in thousands)	2026	2025	2026	2025
Weighted-average common shares - basic	54,235	54,428	54,465	54,623
Equivalent shares from share-based compensations plans	671	734	698	758
Weighted-average common and common equivalent shares diluted	54,906	55,162	55,163	55,381

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

Share-based compensation awards of 2,635,442 and 1,935,970 shares for the three months ended August 29, 2026 and August 30, 2025, respectively, were excluded from diluted earnings per share calculations because they were antidilutive. Share-based compensation awards of 2,891,579 and 2,132,875 shares for the nine months ended August 29, 2026 and August 30, 2025, respectively, were excluded from diluted earnings per share calculations because they were antidilutive.

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

Cash Flow Hedges

On January 12, 2023, we entered into an interest rate swap agreement to convert $400,000 of our variable rate 1-month LIBOR debt to a fixed rate of 3.6895 percent that matures on January 12, 2028. On February 28, 2023, after refinancing our debt, we amended the interest rate swap agreement to our 1-month SOFR rate debt to a fixed rate of 3.7260 in accordance with the practical expedients included in ASC 848, Reference Rate Reform. The fair value of the interest rate swap was an asset of $2,094 at  August 29, 2026 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $300,000 of our 1-month SOFR debt to a fixed rate of 3.7210 percent that matures on February 15, 2028. The fair value of the interest rate swap was an asset of $1,711 at August 29, 2026 and was included in other assets in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

On March 16, 2023, we entered into an interest rate swap agreement to convert $100,000 of our 1-month SOFR debt to a fixed rate of 3.8990 percent that matures on February 15, 2028. The fair value of the interest rate swap was an asset of $335 at August 29, 2026 and was included in other liabilities in the Consolidated Balance Sheets. The swap was designated for hedge accounting treatment as a cash flow hedge. We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our variable rate debt are compared with the change in the fair value of the swap.

The amounts of pretax income (loss) recognized in Other Comprehensive Income related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Interest rate swap contracts	$3,469	$(4,424)	$12,637	$(9,146)

Fair Value Hedges

On February 12, 2021, we entered into interest rate swap agreements to convert our $300,000 Public Notes that were issued on October 20, 2020 to a variable interest rate of 1-month LIBOR plus 3.28 percent. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association ("ISDA") took effect as outlined in the interest rate swap agreement. As a result, the interest rate swap agreement was converted to Overnight SOFR plus 3.28 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. These interest rate swap agreements mature on October 15, 2028. The combined fair value of the interest rate swaps was a liability of $20,932 at  August 29, 2026, and was included in other liabilities in the Consolidated Balance Sheets. The swaps were designated for hedge accounting treatment as fair value hedges. We apply the short cut method and assume hedge effectiveness. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $300,000 fixed rate Public Notes are compared with the change in the fair value of the swaps.

Net Investment Hedges

On June 15, 2026, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €100,000 maturing in June 2030. On March 25, 2026, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €100,000 maturing in March 2029. On October 17, 2022, we entered into a float-to-float cross-currency interest rate swap agreement with a notional amount of €307,173 maturing in October 2028. On October 20, 2022, we entered into fixed-to-fixed cross-currency interest rate swap agreements for a total notional amount of €300,000 with tranches maturing in August 2025, August 2026 and February 2027. On July 18, 2025, we amended the agreement for the two tranches of the fixed-to-fixed cross-currency interest rate swap, of €50,000 each, that matured in August 2025 to a maturity date of February 2027. Then on August 15, 2026 we amended the agreement of another tranche of the fixed-to-fixed cross-currency interest rate swap, of €100,000, that matured in August 2026 to a maturity date of February 2028. On June 30, 2023, 1-month LIBOR rates ceased to exist and the IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA) took effect as outlined in the interest rate swap agreement. As a result, the 1-month LIBOR leg of the float-to-float agreement was converted to Overnight SOFR plus 3.28 percent. On July 17, 2023, we amended the 1-month EURIBOR leg of the float-to-float agreement to Overnight ESTR plus 3.2195 percent. We applied the practical expedients included in ASC 848, Reference Rate Reform. As of August 29, 2026, the combined fair value of the swaps was a liability of $112,180 and was included in other liabilities in the Consolidated Balance Sheets. The cross-currency interest rate swaps hedge a portion of the Company’s investment in Euro denominated foreign subsidiaries and U.S. dollar denominated subsidiaries.

The swaps are designated as net investment hedges for accounting treatment. The net gains or losses attributable to changes in spot exchange rates are recorded in the cumulative translation adjustment within other comprehensive income. The gains or losses are reclassified into earnings upon a liquidation event or deconsolidation of the foreign subsidiary. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The amount in accumulated other comprehensive income (loss) related to net investment hedge cross-currency swaps was an after-tax loss of $85,238 as of August 29, 2026. The amounts of pretax gain recognized in other comprehensive income related to the net investment hedge was $5,437 and $492 for the three and nine months ended August 29, 2026, respectively. As of August 29, 2026, we reclassified $86 of losses into earnings from net investment hedges and we expect to reclassify $411 of losses into earnings within the next twelve months. This is related to the portion excluded from the assessment of hedge effectiveness for the net investment hedges in the amount of $1,056.

Derivatives Not Designated as Hedging Instruments

We use foreign currency forward contracts to offset our exposure to the change in value of certain foreign currency denominated assets and liabilities held at foreign subsidiaries that are remeasured at the end of each period. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Foreign currency forward contracts are recorded as assets and liabilities on the balance sheet at fair value. Changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. See Note 12 for the fair value amounts of these derivative instruments. As of August 29, 2026, we had forward foreign currency contracts maturing between August 31, 2026 and June 2, 2027. The mark-to-market effect associated with these contracts was largely offset by the underlying transaction gains and losses resulting from the foreign currency exposures for which these contracts relate.

The amounts of pretax gains recognized in other income, net related to these derivative instruments not designated as hedging instruments for the nine months ended August 29, 2026 and August 30, 2025 were $145 and $2,989, respectively.

On June 25, 2026, the Company entered into a forward exchange contract with a notional amount of 675,000 British pounds to offset the impact of exchange rate fluctuations associated with our pending acquisition of AMS. See Note 2 for further information on our pending acquisition of AMS. The derivative is intended to economically offset changes in the U.S. dollar value of the expected British pound-based purchase p rice prior to closing. This contract is not designated as a hedging instrument. This derivative is recorded in other current assets on the balance sheet at fair value with changes in value being recognized immediately in earnings. The amount of pretax gain recognized in other income, net related to this derivative for the three and nine months ended August 29, 2026 was $19,713. Also see Note 12 for the fair value amount of this derivative instrument.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities in the customer base and their dispersion across many different industries and countries. As of August 29, 2026, there were no significant concentrations of credit risk.

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

Balances Measured at Fair Value on a Recurring Basis

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of August 29, 2026 and November 29, 2025, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	August 29,	Fair Value Measurements Using:
Description	2026	Level 1	Level 2	Level 3
Assets:
Marketable securities	$6,948	$6,948	$-	$-
Foreign exchange contract assets	159	-	159	-
Interest rate swaps, cash flow hedge assets	4,140	-	4,140	-
Forward exchange contract related to a pending acquisition	19,713	-	19,713	-

Liabilities:
Foreign exchange contract liabilities	$14	$-	$14	$-
Interest rate swaps, fair value hedge liabilities	20,932	-	20,932	-
Net investment hedge liabilities	112,180	-	112,180	-
Contingent consideration and holdback liabilities	25,725	-	-	25,725

	November 29,	Fair Value Measurements Using:
Description	2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,352	$4,352	$-	$-
Foreign exchange contract assets	4,841	-	4,841	-

Liabilities:
Foreign exchange contract liabilities	$635	$-	$635	$-
Interest rate swaps, cash flow hedge liabilities	8,498	-	8,498	-
Interest rate swaps, fair value hedge liabilities	20,481	-	20,481	-
Net investment hedge liabilities	113,144	-	113,144	-
Holdback liability	33,578	-	-	33,578

As of August 29, 2026, the fair value of our Level 3 liabilities includes a holdback liability of $22,521, based on a discounted cash flow model, related to the acquisition of GEM and Medifill. It also includes a $1,271 holdback liability and a $1,933 contingent consideration liability both related to the acquisition of Dongguan Nako. Adjustments to the fair value of these liabilities are recorded to interest expense in the Statement of Income. See Note 2 for further discussion regarding our acquisitions. The following table provides details of this Level 3 liability.

Amounts
Balance at November 29, 2025	$33,578
Payment of holdback liability	(11,596)
Additions	3,207
Interest	485
Foreign currency translation adjustment	51
Balance at August 29, 2026	$25,725

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

Balances Disclosed at Fair Value

Long-term debt had an estimated fair value of $2,076,102 and $2,041,062 as of August 29, 2026 and November 29, 2025, respectively. The fair value of long-term debt is based on quoted market prices for the same or similar issues or on the current rates offered for debt of similar maturities. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.

Note 13: Commitments and Contingencies

Environmental Matters

We are involved in environmental investigations, clean-up activities and administrative proceedings related to environmental compliance matters at former and current operating facilities.   We have also been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and/or similar state laws that impose liability for costs relating to the clean-up of contamination resulting from past spills, disposal or other release of hazardous substances associated with landfills and/or hazardous waste sites. As a PRP, we may be required to pay a share of the costs of investigation and clean-up of these sites. We are subject to similar laws in some of the countries where current and former facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis. To the extent we can reasonably estimate the amount of our probable liabilities for environmental matters, we establish an undiscounted financial provision. We recorded liabilities of $4,676 and $2,625 as of August 29, 2026 and November 29, 2025, respectively, for probable and reasonably estimable environmental remediation costs.

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

A summary of the number of and settlement amounts for asbestos-related lawsuits and claims is as follows:

	Nine Months Ended		3 Years Ended
	August 29, 2026	August 30, 2025	November 29, 2025
Lawsuits and claims settled	9	7	28
Settlement amounts	$963	$369	$5,882
Insurance payments received or expected to be received	$668	$252	$3,547

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

In  February 2024, the named plaintiffs in Rouse et al. v. H.B. Fuller Company et al. filed a third amended complaint in their lawsuit against the Company and one of its subsidiaries, which was initiated in  September 2022. The suit is pending in the federal District of Minnesota and seeks damages arising from property damage attributed to alleged defects in grout sold by the Company’s divested North America Flooring business. As previously disclosed, the Company and the plaintiffs agreed in principle to settle this matter for up to $75.0 million. Under the proposed settlement, in lieu of funding the maximum settlement amount, the Company’s payment obligations will be limited to validly submitted claims, settlement administration costs, service awards, and plaintiffs’ attorneys’ fees and expenses. Based upon the proposed settlement, the Company concluded that a loss is probable and reasonably estimable and recorded an accrual in anticipation of the settlement of $34.8 million ($26.3 million after tax) based on a range of possible outcomes. On June 10, 2026, the court granted preliminary approval of the terms of a definitive settlement agreement. As of  August 29, 2026 and  November 29, 2025, we have an accrued balance of $34.8 million included in other accrued expenses in the Consolidated Balance Sheets for both periods. The Company believes that it is entitled to reimbursement from its insurers for a substantial portion of the potential settlement amount as well as legal fees already incurred and paid and is actively pursuing reimbursement from its insurers.

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

During the third quarter ended  August 29, 2026 there were no shares repurchased under this program and during the nine months ended August 29, 2026, we repurchased shares under this program with an aggregate value of $45,579. Of this amount, $750 reduced common stock and $44,829 reduced additional paid-in capital.

During the third quarter of 2025, there were no shares repurchased under this program. During the nine months ended  August 30, 2025, we repurchased shares under this program with an aggregate value of $56,930. Of this amount, $978 reduced common stock and $55,953 reduced additional paid-in capital.

Note 15: Segments

Our three reportable operating segments consist of Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Building Adhesive Solutions. We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and Adjusted EBITDA of each of our segments are regularly reviewed by our chief executive officer, who acts as our chief operating decision maker, to make decisions about resources to be allocated to the segments and assess their performance. Adjusted EBITDA is defined as net income before interest, income taxes, and depreciation and amortization, adjusted for other items within a relevant period which are not reflective of the segment’s operating performance in the period. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment. Consistent with our internal management reporting, Corporate Unallocated includes and Adjusted EBITDA excludes amounts related to business acquisition and integration costs, organizational restructuring charges and project costs associated with our implementation of a global Enterprise Resource Planning ("ERP") system that we refer to as Project ONE. Corporate assets are not allocated to the operating segments. See below for a reconciliation of Adjusted EBITDA to net income attributable H.B. Fuller as reflected in the Consolidated Statements of Income.

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

Reportable operating segment financial information is as follows:

	Hygiene, Health		Building
Three Months Ended:	and Consumable	Engineering	Adhesive	Segment	Corporate	H.B. Fuller
August 29, 2026	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$412,965	$278,700	$246,510	$938,175	$-	$938,175
Segment expenses and other items [1]	340,192	212,253	201,750	754,195	(2,729)	751,466
Adjusted EBITDA	$72,773	$66,447	$44,760	$183,980	$2,729	$186,709
Depreciation and amortization	16,690	15,622	13,532	45,844	198	46,042
Capital Expenditures	4,280	7,251	3,776	15,307	21,966	37,273

	Hygiene, Health		Building
Three Months Ended:	and Consumable	Engineering	Adhesive	Segment	Corporate	H.B. Fuller
August 30, 2025	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$386,068	$272,297	$233,678	$892,043	$-	$892,043
Segment expenses and other items [1]	320,744	208,870	192,205	721,819	(368)	721,451
Adjusted EBITDA	$65,324	$63,427	$41,473	$170,224	$368	$170,592
Depreciation and amortization	16,627	15,607	13,064	45,298	261	45,559
Capital Expenditures	-	4,916	3,007	7,923	22,136	30,059

	Hygiene, Health		Building
Nine Months Ended	and Consumable	Engineering	Adhesive	Segment	Corporate	H.B. Fuller
August 29, 2026	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$1,181,353	$804,387	$673,549	$2,659,289	$-	$2,659,289
Segment expenses and other items [1]	984,979	626,237	565,765	2,176,981	(4,150)	2,172,831
Adjusted EBITDA	$196,374	$178,150	$107,784	$482,308	$4,150	$486,458
Depreciation and amortization	49,945	47,130	40,607	137,682	778	138,460
Capital Expenditure	22,069	22,237	15,987	60,293	81,360	141,653

	Hygiene, Health		Building
Nine Months Ended	and Consumable	Engineering	Adhesive	Segment	Corporate	H.B. Fuller
August 30, 2025	Adhesives	Adhesives	Solutions	Total	Unallocated	Consolidated
Net revenue	$1,151,768	$785,474	$641,559	$2,578,801	$-	$2,578,801
Segment expenses and other items [1]	977,590	614,518	540,749	2,132,857	(4,664)	2,128,193
Adjusted EBITDA	$174,178	$170,956	$100,810	$445,944	$4,664	$450,608
Depreciation and amortization	46,165	47,711	38,601	132,477	362	132,839
Capital Expenditure	3,582	15,373	13,732	32,687	61,906	94,593

1 Segment expenses and other items for all segments primarily include raw material costs, compensation and benefits, delivery expense, rent and lease expense, professional services, travel and entertainment, repairs and maintenance and other manufacturing overhead.

Reconciliation of Net income attributable to H.B. Fuller to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2026	2025	2026	2025
Net income attributable to H.B. Fuller	$79,182	$67,160	$168,031	$122,236

Adjustments:
Acquisition project costs	(10,358)	518	(8,033)	13,948
Organizational realignment	5,834	4,620	20,269	20,028
Project One	2,700	2,499	8,140	8,146
Other[1]	8,387	1,711	11,317	1,755
Discrete tax items	(2,075)	(3,742)	(1,621)	11,210
Income tax effect on adjustments	(242)	(3,402)	(5,628)	(13,309)
Adjusted net income attributable to H.B. Fuller	83,428	69,364	192,475	164,014

Add:
Interest expense[2]	32,953	33,369	97,910	99,884
Interest income	(2,489)	(1,110)	(6,519)	(3,064)
Adjusted Income taxes	26,973	23,671	64,910	57,297
Depreciation and Amortization expense[3]	45,844	45,298	137,682	132,477
Adjusted EBITDA	$186,709	$170,592	$486,458	$450,608

1 Other for the three and nine months ended  August 29, 2026 includes debt extinguishment and bridge financing costs related to a pending acquisition of $7,791. Additionally, it includes acquired environmental liabilities and ongoing litigation and product claims related to a divested business.

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

We view the following disaggregation of net revenue by geographic region as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three Months Ended August 29, 2026

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Segment
	Adhesives	Adhesives	Solutions	Total
Americas	$221,246	$120,747	$141,732	$483,725
EIMEA	133,534	70,289	86,563	290,386
Asia Pacific	58,185	87,664	18,215	164,064
Total	$412,965	$278,700	$246,510	$938,175

	Three Months Ended August 30, 2025

	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Segment
	Adhesives	Adhesives	Solutions	Total
Americas	$215,634	$117,894	$130,236	$463,764
EIMEA	122,251	59,778	87,934	269,963
Asia Pacific	48,183	94,625	15,508	158,316
Total	$386,068	$272,297	$233,678	$892,043

	Nine Months Ended August 29, 2026
	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Segment
	Adhesives	Adhesives	Solutions	Total
Americas	$637,265	$348,616	$368,512	$1,354,393
EIMEA	370,710	195,587	253,089	819,386
Asia Pacific	173,378	260,184	51,948	485,510
Total	$1,181,353	$804,387	$673,549	$2,659,289

	Nine Months Ended August 30, 2025
	Hygiene, Health		Building
	and Consumable	Engineering	Adhesive	Segment
	Adhesives	Adhesives	Solutions	Total
Americas	$651,007	$334,265	$352,396	$1,337,668
EIMEA	351,256	171,594	245,170	768,020
Asia Pacific	149,505	279,615	43,993	473,113
Total	$1,151,768	$785,474	$641,559	$2,578,801

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended November 29, 2025, for important background information related to our business.

Net revenue in the third quarter of 2026 increased 5.2 percent from the third quarter of 2025. The increase was due to a 7.4 percent increase due to pricing, a 0.7 percent increase due to positive currency effects and a 0.1 percent increase due to acquisitions, partially offset by a 3.0 percent decrease due to sales volume compared to the third quarter of 2025. The positive currency effect was primarily driven by a stronger Chinese renminbi, Brazilian real, Australian dollar, Mexican peso and Colombian peso partially offset by a weaker Indian rupee, Euro, and Turkish lira compared to the U.S. dollar. Gross profit margin increased 120 basis points primarily due to higher product pricing and the impact of restructuring actions.

Net revenue in the first nine months of 2026 increased 3.1 percent from the first nine months of 2025. The increase was due to a 3.7 percent increase due to pricing, a 2.4 percent increase due to positive currency effects and a 0.3 percent increase due to acquisitions, partially offset by a 3.3 percent decrease due to sales volume compared to the first nine months of 2025. The positive currency effect was primarily driven by a stronger Euro, Chinese renminbi, Brazilian real, Mexican peso, Australian dollar and British pound partially offset by a weaker Indian rupee and Turkish lira compared to the U.S. dollar. Gross profit margin increased 160 basis points primarily due to higher product pricing and the impact of acquisitions and restructuring actions.

Net income attributable to H.B. Fuller in the third quarter of 2026 was $79.2 million compared to $67.2 million in the third quarter of 2025. Diluted earnings per share for the third quarter of 2026 was $1.44 per share compared to $1.22 per share for the third quarter of 2025.

Net income attributable to H.B. Fuller in the first nine months of 2026 was $168.0 million compared to $122.2 million in the first nine months of 2025. Diluted earnings per share for the first nine months of 2026 was $3.05 per share compared to $2.21 per share for the first nine months of 2025.

Adjusted EBITDA in the third quarter of 2026 increased 9.4 percent from the third quarter of 2025, primarily due to higher gross profit, partially offset by higher compensation expense.

Adjusted EBITDA in the first nine months of 2026 increased 8.0 percent from the first nine months of 2025, primarily due to higher gross profit, partially offset by higher compensation expense.

Restructuring Plans

During fiscal year 2023, the Company approved restructuring plans (the “Plans”) related to organizational changes and other actions to optimize operations and integrate acquired businesses. In implementing the Plans, the Company currently expects to incur costs of approximately $87.0 million to $90.0 million ($59.2 million to $61.4 million after tax), which include (i) cash expenditures of approximately $51.0 million to $52.0 million ($34.8 million to $35.5 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to the streamlining of processes and the payment of anticipated income taxes in certain jurisdictions related to the Plans. We have incurred costs of $85.2 million under the Plans as of August 29, 2026. Remaining cash payments will continue for the remainder of fiscal year 2026.

The Company approved restructuring actions related to global footprint optimization during the fourth quarter of 2025. In implementing these restructuring actions, the Company currently expects to incur costs of approximately $45.0 million to $50.0 million ($33.3 million to $37.0 million after tax), which include (i) cash expenditures of approximately $14.0 million to $16.0 million ($10.4 million to $11.8 million after tax) for severance and related employee costs globally and (ii) other restructuring costs related to optimizing the Company’s footprint and the payment of anticipated income taxes in certain jurisdictions related to the other restructuring actions. We have incurred costs of $11.6 million under the other restructuring actions as of August 29, 2026. The restructuring actions related to global footprint optimization began to be implemented in the fourth quarter of 2025 and are currently expected to be completed during fiscal year 2028. Restructuring costs are expected to be incurred over the next several fiscal quarters as the measures are implemented with the majority of the charges recognized and cash payments occurring in fiscal 2026 and 2027.

Results of Operations

Net revenue:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$938.2	$892.0	5.2%	$2,659.3	$2,578.8	3.1%

We review variances in net revenue in terms of changes related to sales volume and product pricing (referred to as organic revenue growth), business acquisitions/divestitures (“M&A”) and changes in foreign currency exchange rates. The following table shows the net revenue variance analysis for the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025:

	Three Months Ended	Nine Months Ended
	August 29, 2026 vs. August 30, 2025	August 29, 2026 vs. August 30, 2025
Organic revenue growth	4.4%	0.4%
M&A	0.1%	0.3%
Currency	0.7%	2.4%
Net revenue growth	5.2%	3.1%

Organic revenue increased 4.4 percent in the third quarter of 2026 compared to the third quarter of 2025 and consisted of a 6.4 percent increase in Hygiene, Health and Consumable Adhesives, a 5.2 percent increase in Building Adhesive Solutions and a 0.7 percent increase in Engineering Adhesives. The overall increase was driven by a 7.4 percent increase in product pricing, partially offset by a 3.0 percent decrease in sales volume. The 0.1 percent increase from M&A was due to the acquisition of ND Industries Turkey, discussed further in Operating Segment Results below. The positive 0.7 percent foreign currency impact was primarily driven by a stronger Chinese renminbi, Brazilian real, Australian dollar, Mexican peso and Colombian peso partially offset by a weaker Indian rupee, Euro, and Turkish lira compared to the U.S. dollar.

Organic revenue increased 0.4 percent in the first nine months of 2026 compared to the first nine months of 2025 and consisted of a 2.6 percent increase in Building Adhesive Solutions, a 0.1 percent decrease in Hygiene, Health and Consumable Adhesives and a 0.7 percent decrease in Engineering Adhesives. The overall increase was driven by a 3.7 percent increase in product pricing, partially offset by a 3.3 percent decrease in sales volume. The 0.3 percent increase from M&A was due to the acquisition of GEM, ND Industries Taiwan and ND Industries Turkey, discussed further in Operating Segment Results below. The positive 2.4 percent foreign currency impact was primarily driven by a stronger Euro, Chinese renminbi, Brazilian real, Mexican peso, Australian dollar and British pound partially offset by a weaker Indian rupee and Turkish lira compared to the U.S. dollar.

Cost of sales:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Cost of sales	$626.5	$606.9	3.2%	$1,791.9	$1,780.2	0.7%
Percent of net revenue	66.8%	68.0%		67.4%	69.0%

Cost of sales as a percentage of net revenue in the third quarter of 2026 compared to the third quarter of 2025 decreased 120 basis points. Raw material cost as a percentage of net revenue decreased 40 basis points in 2026 compared to 2025 primarily due to higher product pricing partially offset by higher raw material costs. Other manufacturing costs as a percentage of net revenue decreased 80 basis points in 2026 compared to 2025 primarily due to higher product pricing and the impact of restructuring actions.

Cost of sales as a percentage of net revenue in the first nine months of 2026 compared to the first nine months of 2025 decreased 160 basis points. Raw material cost as a percentage of net revenue decreased 170 basis points in 2026 compared to 2025 primarily due to higher product pricing and the impact of acquisitions partially offset by higher raw material costs. Other manufacturing costs as a percentage of net revenue increased 10 basis points in 2026 compared to 2025.

Gross profit:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Gross profit	$311.7	$285.1	9.3%	$867.4	$798.6	8.6%
Percent of net revenue	33.2%	32.0%		32.6%	31.0%

Gross profit in the third quarter of 2026 increased 9.3 percent and gross profit margin increased 120 basis points compared to the third quarter of 2025. The increase in gross profit margin was due to higher product pricing and the impact of restructuring actions.

Gross profit in the first nine months of 2026 increased 8.6 percent and gross profit margin increased 160 basis points compared to the first nine months of 2025. The increase in gross profit margin was due to higher product pricing and the impact of acquisitions and restructuring actions, partially offset by higher manufacturing and distribution costs.

Selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
SG&A	$198.5	$175.0	13.4%	$585.3	$541.9	8.0%
Percent of net revenue	21.2%	19.6%		22.0%	21.0%

SG&A expenses for the third quarter of 2026 compared to the third quarter of 2025 increased 160 basis points as a percentage of net revenue. The increase was due to the impact of higher compensation expense and a weaker U.S. dollar compared to various foreign currencies, partially offset by higher revenue.

SG&A expenses for the first nine months of 2026 compared to the first nine months of 2025 increased 100 basis points as a percentage of net revenue. The increase was due to the impact of higher compensation expense, acquisitions and a weaker U.S. dollar compared to various foreign currencies, partially offset by higher revenue.

Other income, net:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Other income, net	$26.4	$5.3	398.1%	$38.8	$15.7	147.1%

Other income, net in the third quarter of 2026 included $6.5 million of net defined benefit pension benefits, $0.4 million of other income and $19.5 million of currency transaction gains. The currency transaction gains primarily consisted of a $19.7 million unrealized gain on a forward exchange contract related to a pending acquisition. Other income, net in the third quarter of 2025 included $5.7 million of net defined benefit pension benefits and $0.1 million of other income, partially offset by a $0.5 million of currency transaction losses.

Other income, net in the first nine months of 2026 included $19.3 million of net defined benefit pension benefits, $0.9 million of other income and $18.6 million of currency transaction gains. The currency transaction gains primarily consisted of a $19.7 million unrealized gain on a forward exchange contract related to a pending acquisition. Other income, net in the first nine months of 2025 included $17.1 million of net defined benefit pension benefits and $1.5 million of currency transaction gains, partially offset by a $1.5 million loss on the sale of our North American Flooring business ("NA Flooring") and $1.4 million of other expense.

Interest expense:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Interest expense	$40.9	$33.6	21.7%	$106.5	$100.5	6.0%

Interest expense in the third quarter of 2026 was $40.9 million compared to $33.6 million in the third quarter of 2025 primarily due to higher debt levels and debt extinguishment costs.

Interest expense in the first nine months of 2026 was $106.5 million compared to $100.5 million in the first nine months of 2025 primarily due to higher debt levels and debt extinguishment costs.

Interest income:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Interest income	$2.5	$1.1	127.3%	$6.5	$3.1	109.7%

Interest income in the third quarter of 2026 and 2025 was $2.5 million and $1.1 million, respectively, consisting primarily of interest related to net investment hedge activity and other miscellaneous interest income.

Interest income in the first nine months of 2026 and 2025 was $6.5 million and $3.1 million, respectively, consisting primarily of interest related to net investment hedge activity and other miscellaneous interest income.

Income taxes:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Income taxes	$24.7	$16.5	49.7%	$57.7	$55.2	4.5%
Effective tax rate	24.4%	19.9%		26.1%	31.6%

Income tax expense of $24.7 million in the third quarter of 2026 includes $2.1 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 26.4 percent. The discrete tax benefit relates to various U.S. and foreign tax matters. Income tax expense of $16.5 million in the third quarter of 2025 includes $3.7 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 24.4 percent. The discrete tax benefit related to various U.S. and foreign tax matters.

Income tax expense of $57.7 million in the first nine months of 2026 includes $1.6 million of discrete tax benefit. Excluding the discrete tax benefit, the overall effective tax rate was 26.8 percent. The discrete tax benefit relates to various U.S. and foreign tax matters. Income tax expense of $55.2 million in the first nine months of 2025 includes $11.2 million of discrete tax expense. Excluding the discrete tax expense, the overall effective tax rate was 25.2 percent. The discrete tax expense related to the impact of withholding tax recorded on earnings that were no longer permanently reinvested, offset by various U.S. and foreign tax matters.

Income from equity method investments:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Income from equity method investments	$2.6	$0.8	225.0%	$4.8	$2.7	77.8%

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the third quarter of 2026 compared to the third quarter of 2025 is primarily due to the higher net income in our joint venture during the quarter compared to the prior year, partially offset by the weakening of the Japanese yen compared to the U.S. dollar.

The income from equity method investments relates to our 50 percent ownership of the Sekisui-Fuller joint venture in Japan. The higher income for the first nine months of 2026 compared to the first nine months of 2025 is due to higher net income in our joint venture during the year compared to the prior year, partially offset by the weakening of the Japanese yen compared to the U.S. dollar.

Net income attributable to H.B. Fuller:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net income attributable to H.B. Fuller	$79.2	$67.2	17.9%	$168.0	$122.2	37.6%
Percent of net revenue	8.4%	7.5%		6.3%	4.7%

The net income attributable to H.B. Fuller in the third quarter of 2026 was $79.2 million compared to $67.2 million in the third quarter of 2025. The diluted earnings per share in the third quarter of 2026 was $1.44 per share as compared to $1.22 per share in the third quarter of 2025.

The net income attributable to H.B. Fuller in the first nine months of 2026 was $168.0 million compared to $122.2 million in the first nine months of 2025. The diluted earnings per share in the first nine months of 2026 was $3.05 per share as compared to $2.21 per share in the first nine months of 2025.

Adjusted EBITDA:

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Adjusted EBITDA	$186.7	$170.6	9.4%	$486.5	$450.6	8.0%
Percent of net revenue	19.9%	19.1%		18.3%	17.5%

Adjusted EBITDA for H.B. Fuller in the third quarter of 2026 was $186.7 million compared to $170.6 million in the third quarter of 2025. Adjusted EBITDA as a percentage of net revenue increased 80 basis points in the third quarter of 2026 compared to third quarter of 2025 due to higher gross profit, partially offset by higher compensation expense. For a reconciliation of Adjusted EBITDA to net income attributable to H.B. Fuller as reflected in the unaudited consolidated statement of income see "Non-GAAP Measures" below.

Adjusted EBITDA for H.B. Fuller in the first nine months of 2026 was $486.5 million compared to $450.6 million in the first nine months of 2025. Adjusted EBITDA as a percentage of net revenue increased 80 basis points in the first nine months of 2026 compared to first nine months of 2025 primarily due to higher gross profit, partially offset by higher compensation expense. For a reconciliation of Adjusted EBITDA to net income attributable to H.B. Fuller as reflected in the unaudited consolidated statement of income see "Non-GAAP Measures" below.

Operating Segment Results

Our three reportable operating segments consist of Hygiene, Health and Consumable Adhesives, Engineering Adhesives and Building Adhesive Solutions. We are required to report segment information in the same way that we internally organize our business for assessing performance and making decisions regarding allocation of resources. Revenue and Adjusted EBITDA of each of our segments are regularly reviewed by our chief executive officer, who acts as our chief operating decision maker, to make decisions about resources to be allocated to the segments and assess their performance. Adjusted EBITDA is defined as net income before interest, income taxes and depreciation and amortization, adjusted for other items within a relevant period which are not reflective of the segment’s operating performance in the period. Corporate expenses, other than those included in Corporate Unallocated, are allocated to each operating segment.

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

Net Revenue by Segment:

	Three Months Ended				Nine Months Ended
	August 29, 2026		August 30, 2025		August 29, 2026		August 30, 2025
	Net	% of	Net	% of	Net	% of	Net	% of
($ in millions)	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Hygiene, Health and Consumable Adhesives	$413.0	44%	$386.0	43%	$1,181.4	45%	$1,151.8	45%
Engineering Adhesives	278.7	30%	272.3	31%	804.4	30%	785.5	30%
Building Adhesive Solutions	246.5	26%	233.7	26%	673.5	25%	641.5	25%
Segment total	$938.2	100%	$892.0	100%	$2,659.3	100%	$2,578.8	100%
Corporate Unallocated	-	-	-	-	-	-	-	-
Total	$938.2	100%	$892.0	100%	$2,659.3	100%	$2,578.8	100%

Segment Adjusted EBITDA

	Three Months Ended				Nine Months Ended
	August 29, 2026		August 30, 2025		August 29, 2026		August 30, 2025
	Adjusted	% of	Adjusted	% of	Adjusted	% of	Adjusted	% of
($ in millions)	EBITDA	Total	EBITDA	Total	EBITDA	Total	EBITDA	Total
Hygiene, Health and Consumable Adhesives	$72.8	39%	$65.3	39%	$196.4	40%	$174.2	39%
Engineering Adhesives	66.4	36%	63.4	37%	178.2	37%	170.9	38%
Building Adhesive Solutions	44.8	24%	41.5	24%	107.8	22%	100.8	22%
Segment total	$184.0	99%	$170.2	100%	$482.4	99%	$445.9	99%
Corporate Unallocated	2.7	1%	0.4	0%	4.1	1%	4.7	1%
Total	$186.7	100%	$170.6	100%	$486.5	100%	$450.6	100%

Hygiene, Health and Consumable Adhesives

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$413.0	$386.0	7.0%	$1,181.4	$1,151.8	2.6%
Segment adjusted EBITDA	$72.8	$65.3	11.5%	$196.4	$174.2	12.7%
Segment adjusted EBITDA margin	17.6%	16.9%		16.6%	15.1%

The following table provides details of the Hygiene, Health and Consumable Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 29, 2026 vs. August 30, 2025	August 29, 2026 vs. August 30, 2025
Organic revenue growth	6.4%	(0.1)%
M&A	0.0%	0.3%
Currency	0.6%	2.4%
Total	7.0%	2.6%

Net revenue increased 7.0 percent in the third quarter of 2026 compared to the third quarter of 2025. Organic revenue growth increased due to an increase in product pricing, partially offset by a decrease in sales volume. The positive currency effect was due to a stronger Chinese renminbi, Brazilian real and Colombian peso partially offset by a weaker Indian rupee compared to the U.S. dollar. Segment adjusted EBITDA increased 11.5 percent in the third quarter of 2026 compared to the third quarter of 2025 primarily due to higher product pricing and slightly lower manufacturing costs, partially offset by higher distribution costs and higher compensation expense. Segment adjusted EBITDA margin increased 70 basis points primarily due to higher segment adjusted EBITDA, partially offset by the impact of higher revenue.

Net revenue increased 2.6 percent in the first nine months of 2026 compared to the first nine months of 2025. Organic revenue growth decreased due to a decrease in sales volume, partially offset by an increase in product pricing. The 0.3 percent increase in net revenue from M&A was due to the acquisition of GEM in the first quarter of 2025. The positive currency effect was due to a stronger Euro, Brazilian real, Chinese renminbi and Mexican peso partially offset by a weaker Indian rupee compared to the U.S. dollar. Segment adjusted EBITDA increased 12.7 percent in the first nine months of 2026 compared to the first nine months of 2025 primarily due to higher product pricing, the impact of acquisitions, partially offset by higher compensation expense. Segment adjusted EBITDA margin increased 150 basis points primarily due to higher segment adjusted EBITDA.

Engineering Adhesives

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$278.7	$272.3	2.4%	$804.4	$785.5	2.4%
Segment adjusted EBITDA	$66.4	$63.4	4.7%	$178.2	$170.9	4.3%
Segment adjusted EBITDA margin	23.8%	23.3%		22.2%	21.8%

The following tables provide details of the Engineering Adhesives net revenue variances:

	Three Months Ended	Nine Months Ended
	August 29, 2026 vs. August 30, 2025	August 29, 2026 vs. August 30, 2025
Organic revenue growth	0.7%	(0.7)%
M&A	0.4%	0.5%
Currency	1.3%	2.6%
Total	2.4%	2.4%

Net revenue increased 2.4 percent in the third quarter of 2026 compared to the third quarter of 2025. Organic revenue growth increased due to an increase in product pricing, partially offset by a decrease in sales volume. The 0.4 percent increase in net revenue from M&A was due to the acquisition of ND Industries Turkey. The positive currency effect was due to a stronger Chinese renminbi compared to the U.S. dollar. Segment adjusted EBITDA increased 4.7 percent in the third quarter of 2026 compared to the third quarter of 2025, primarily due to higher product pricing, partially offset by higher compensation expense. Segment adjusted EBITDA margin increased 50 basis points.

Net revenue increased 2.4 percent in the first nine months of 2026 compared to the first nine months of 2025. Organic revenue growth decreased due to a decrease in sales volume, partially offset by an increase in product pricing. The 0.5 percent increase in net revenue from M&A was due to the acquisition of ND Industries Taiwan and ND Industries Turkey. The positive currency effect was due to a stronger Chinese renminbi and Euro compared to the U.S. dollar. Segment adjusted EBITDA increased 4.3 percent in the first nine months of 2026 compared to the first nine months of 2025 primarily due to higher product pricing and the impact of acquisitions, partially offset by higher compensation expense. Segment adjusted EBITDA margin increased 40 basis points.

Building Adhesive Solutions

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$246.5	$233.7	5.5%	$673.5	$641.5	5.0%
Segment adjusted EBITDA	$44.8	$41.5	8.0%	$107.8	$100.8	6.9%
Segment adjusted EBITDA margin	18.2%	17.7%		16.0%	15.7%

The following tables provide details of the Building Adhesive Solutions net revenue variances:

	Three Months Ended	Nine Months Ended
	August 29, 2026 vs. August 30, 2025	August 29, 2026 vs. August 30, 2025
Organic revenue growth	5.2%	2.6%
M&A	0.0%	0.0%
Currency	0.3%	2.4%
Total	5.5%	5.0%

Net revenue increased 5.5 percent in the third quarter of 2026 compared to the third quarter of 2025. Organic growth increased due to an increase in product pricing, partially offset by a decrease in sales volume. The positive currency effect was due to a stronger Australian dollar partially offset by a weaker Euro compared to the U.S. dollar. Segment adjusted EBITDA increased 8.0 percent in the third quarter of 2026 compared to the third quarter of 2025 primarily due to higher revenue, partially offset by higher manufacturing and distribution costs and higher compensation expense. Segment adjusted EBITDA margin increased 50 basis points.

Net revenue increased 5.0 percent in the first nine months of 2026 compared to the first nine months of 2025. Organic growth increased due to an increase in product pricing, partially offset by a decrease in sales volume. The positive currency effect was due to a stronger Euro compared to the U.S. dollar. Segment adjusted EBITDA increased 6.9 percent in the first nine months of 2026 compared to the first nine months of 2025 primarily due to higher product pricing, partially offset by higher manufacturing and distribution costs and higher compensation expense. Segment adjusted EBITDA margin increased 30 basis points.

Corporate Unallocated

	Three Months Ended			Nine Months Ended
	August 29,	August 30,	2026 vs	August 29,	August 30,	2026 vs
($ in millions)	2026	2025	2025	2026	2025	2025
Net revenue	$-	$-	0.0%	$-	$-	0.0%
Adjusted EBITDA	$2.7	$0.4	575.0%	$4.1	$4.7	(12.8)%

Corporate Unallocated amounts include business acquisition and integration costs, organizational restructuring charges and project costs associated with implementing a global Enterprise Resource Planning (“ERP”) system that we refer to as Project ONE.

Financial Condition, Liquidity and Capital Resources

Total cash and cash equivalents as of August 29, 2026 were $97.2 million compared to $107.2 million as of November 29, 2025 and $122.5 million as of August 30, 2025. The majority of the $97.2 million in cash and cash equivalents as of August 29, 2026 was held outside the United States. Total long and short-term debt was $2,054.5 million as of August 29, 2026, $2,016.9 million as of November 29, 2025 and $2,080.5 million as of August 30, 2025. The total debt to total capital ratio as measured by total debt divided by total debt plus total stockholders’ equity was 48.7 percent as of August 29, 2026 as compared to 50.2 percent as of November 29, 2025 and 51.5 percent as of August 30, 2025.

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

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines and a significant increase in our cost of financing. As of August 29, 2026, we were in compliance with all covenants of our credit agreement contractual obligations as shown in the following table:

Covenant	Debt Instrument	Measurement	Result as of August 29, 2026
Secured Total Indebtedness / TTM[1] EBITDA	Revolving Facility and Term Loan A Facility	Not greater than 4.50	2.2
TTM[1] EBITDA / Consolidated Interest Expense	Revolving Facility and Term Loan A Facility	Not less than 2.0	5.1

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

	August 29,	August 30,
	2026	2025
Net working capital as a percentage of annualized net revenue[1]	18.5%	17.0%
Accounts receivable DSO (in days)[2]	63	58
Inventory DOH (in days)3	88	78
Accounts payable DPO (in days)[4]	78	69
Free cash flow[5]	$40.9	$62.2
Total debt to total capital ratio[6]	48.7%	51.5%

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

Summary of Cash Flows

Cash Flows from Operating Activities:

	Nine Months Ended
	August 29,	August 30,
($ in millions)	2026	2025
Net cash provided by operating activities	$182.6	$156.8

Net income including non-controlling interest was $168.0 million in the first nine months of 2026 compared to $122.3 million in the first nine months of 2025. Depreciation and amortization expense totaled $138.5 million in the first nine months of 2026 compared to $132.8 million in the first nine months of 2025. Deferred income taxes were a use of cash of $15.5 million in the first nine months of 2026 compared to $39.2 million in the first nine months of 2025. Accrued compensation was a use of cash of $15.2 million in the first nine months of 2026 compared to $19.2 million in the first nine months of 2025. Other assets were a use of cash of $4.8 million in the first nine months of 2026 compared to a source of cash of $2.2 million in the first nine months of 2025. Other liabilities were a use of cash of $5.1 million in the first nine months of 2026 compared to a source of cash $28.6 million in the first nine months of 2025.

Changes in net working capital (accounts receivable, net, inventory and accounts payables) accounted for a use of cash of $91.7 million in the first nine months of 2026 compared $71.2 million in the first nine months of 2025. The table below provides the cash flow impact due to changes in the components of net working capital and an assessment of each of the components:

	Nine Months Ended
	August 29,	August 30,
($ in millions)	2026	2025
Accounts receivable, net	$(78.9)	$(3.3)
Inventory	(106.4)	(42.1)
Trade payables	93.6	(25.8)
Total cash flow impact	$(91.7)	$(71.2)

●

Accounts receivable, net – Accounts receivable, net was a use of cash of $78.9 million and $3.3 million in the first nine months of 2026 and 2025, respectively. The higher use of cash in 2026 compared to 2025 was due to higher accounts receivable balances in the current year compared to the prior year and more cash collected on accounts receivable in 2025 compared to 2026. The DSO were 63 days at August 29, 2026 and 58 days at August 30, 2025.

●

Inventory – Inventory was a use of cash of $106.4 million and $42.1 million in the first nine months of 2026 and 2025, respectively. The higher use of cash in 2026 compared to 2025 was due to higher inventory purchases in 2026 compared to 2025. Inventory days on hand were 88 days as of August 29, 2026 and 78 days as of August 30, 2025.

●

Accounts payable – Accounts payable was a source of cash of $93.6 million and a use of cash of $25.8 million in the first nine months of 2026 and 2025, respectively. The source of cash in 2026 compared to use of cash in 2025 reflects lower payments on accounts payable in the current year compared to the prior year. Days payable outstanding were 78 days as of August 29, 2026 and 69 days as of August 30, 2025.

Cash Flows from Investing Activities:

	Nine Months Ended
	August 29,	August 30,
($ in millions)	2026	2025
Net cash used in investing activities	$(152.5)	$(182.7)

Purchases of property, plant and equipment were $141.7 million during the first nine months of 2026 compared to $94.6 million for the same period of 2025. This difference reflects the timing of capital projects and expenditures related to growth initiatives.

During the first nine months of 2026, we paid $3.8 million in cash for business acquisitions and $11.6 million of a holdback for our acquisitions. During the first nine months of 2025, we paid $162.1 million in cash for business acquisitions and received $75.7 million in cash related to the sale of our NA Flooring business.

Cash Flows from Financing Activities:

	Nine Months Ended
	August 29,	August 30,
($ in millions)	2026	2025
Net cash (used in) provided by financing activities	$(51.4)	$(33.7)

In the first nine months of 2026, borrowings on our revolving credit facility were $1,643.5 million and repayments on our revolving credit facility and our long-term debt totaled $1,604.0 million. These borrowings are for general working capital purposes and permitted acquisitions. Borrowings on our revolving credit facility were $1,114.3 million and repayments on our revolving credit facility and our long-term debt totaled $1,053.6 million in the first nine months of 2025. There were no net payments of other short-term notes payable in the first nine months of 2026 compared to $0.6 million in the same period of 2025. Cash dividends paid were $39.1 million in the first nine months of 2026 compared to $37.6 million in the same period of 2025. Repurchases of common stock were $48.9 million in the first nine months of 2026 compared to $60.7 million in the same period of 2025.

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

Reconciliation of Net income attributable to H.B. Fuller to Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2026	2025	2026	2025
Net income attributable to H.B. Fuller	$79,182	$67,160	$168,031	$122,236

Adjustments:
Acquisition project costs	(10,358)	518	(8,033)	13,948
Organizational realignment	5,834	4,620	20,269	20,028
Project One	2,700	2,499	8,140	8,146
Other[1]	8,387	1,711	11,317	1,755
Discrete tax items	(2,075)	(3,742)	(1,621)	11,210
Income tax effect on adjustments	(242)	(3,402)	(5,628)	(13,309)
Adjusted net income attributable to H.B. Fuller	83,428	69,364	192,475	164,014

Add:
Interest expense[2]	32,953	33,369	97,910	99,884
Interest income	(2,489)	(1,110)	(6,519)	(3,064)
Adjusted Income taxes	26,973	23,671	64,910	57,297
Depreciation and Amortization expense[3]	45,844	45,298	137,682	132,477
Adjusted EBITDA	$186,709	$170,592	$486,458	$450,608

1 Other for the three and nine months ended August 29, 2026 includes debt extinguishment and bridge financing costs related to a pending acquisition of $7,791. Additionally, it includes acquired environmental liabilities and ongoing litigation and product claims related to a divested business.

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

Reconciliation of Net cash provided by operating activities to Free cash flow

	Nine Months Ended
($ in millions)	August 29, 2026	August 30, 2025
Net cash provided by operating activities	$182.6	$156.8
Less: Purchased property, plant and equipment	141.7	94.6
Free cash flow	$40.9	$62.2

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

Item 4. Controls and Procedures

Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our president and chief executive officer and executive vice president, chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 29, 2026. Based on this evaluation, our president and chief executive officer and executive vice president, chief financial officer concluded that, as of August 29, 2026, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the risk factors identified under Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended November 29, 2025. There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended November 29, 2025, except for the addition of the following risk factor:

Shareholder activism efforts could be disruptive and costly and may create uncertainty regarding our strategic direction.

As a publicly traded company we have been and may continue to be, subject to proposals or campaigns by shareholders who seek to influence corporate strategy, business portfolio decisions, capital allocation policies or the composition of our Board of Directors, including through public communications, unsolicited acquisition proposals for businesses or assets, demands for divestitures or other structural changes, or proxy contests. For example, on August 12, 2026, Ancora Holdings Group (“Ancora”) submitted an unsolicited proposal to acquire the Company’s Building Adhesive Solutions segment. While our Board of Directors unanimously determined to reject the proposal because, among other things, it materially undervalued the Building Adhesive Solutions business, and, to date, Ancora has made no changes to this proposal that would alter our Board of Directors’ view, Ancora has continued to threaten to engage in a prolonged public campaign for change and we cannot predict whether they or any other party will take further actions.

Responding to such efforts, regardless of their merit, may be costly and time-consuming, may disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. These activities may also create perceived uncertainties as to our future strategic direction, which could be exploited by competitors, affect our relationships with business partners, customers, employees and other stakeholders, make it more difficult to attract and retain qualified personnel, and cause our stock price to experience periods of increased volatility. In addition, actions we may take in response to shareholder activism or proposals, or in the absence of such response, could result in changes to our business operations, strategy, portfolio composition, capital structure or financial policies. Any such changes, including potential acquisitions, divestitures or other transactions, could affect our scale, business mix, cost structure, leverage, cash flows, credit ratings and overall credit profile. A proxy contest or related litigation, if initiated, could also require us to incur significant legal, advisory and proxy solicitation expenses. There can be no assurance that shareholder activism will not adversely affect our business, financial condition, results of operations, credit profile or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Information on our purchase of equity securities during the quarter ended August 29, 2026 is as follows:

(d)
			(c)	Maximum
			Number of	Approximate Dollar
	(a)		Shares	Value of Shares that
	Total	(b)	Purchased	may yet be
	Number of	Average	as Part of	Purchased Under the
	Shares	Price Paid	Publicly Announced	Plan or Program
Period	Purchased	per Share	Plan or Program	(millions)

June 1, 2026 - July 4, 2026	-	$-	-	$166

July 5, 2026 - August 1, 2026	-	$-	-	$166

August 2, 2026 - August 29, 2026	-	$-	-	$166

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

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

10.1	Form of Deed of Director Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.2	Secured Bridge Credit Agreement, dated as of June 25, 2026, among the Company and Bidco, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Bookrunner and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.3	Unsecured Bridge Credit Agreement, dated as of June 25, 2026, among the Company and Bidco, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Bookrunner and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.4	Amendment No. 3, dated July 17, 2026, to the Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 20, 2026).

31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 29, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H.B. Fuller Company

Dated: September 24, 2026	/s/ John J. Corkrean
John J. Corkrean
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibits

10.1	Form of Deed of Director Irrevocable Undertaking (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.2	Secured Bridge Credit Agreement, dated as of June 25, 2026, among the Company and Bidco, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Bookrunner and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.3	Unsecured Bridge Credit Agreement, dated as of June 25, 2026, among the Company and Bidco, Goldman Sachs Bank USA, as Administrative Agent, Sole Lead Arranger and Bookrunner and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.4	Amendment No. 3, dated July 17, 2026, to the Second Amended and Restated Credit Agreement, dated February 15, 2023, among H.B. Fuller Company and JPMorgan Chase Bank, N.A., as administrative agent and the various other parties named thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 20, 2026).

31.1	Form of 302 Certification – Celeste B. Mastin
31.2	Form of 302 Certification – John J. Corkrean
32.1	Form of 906 Certification – Celeste B. Mastin
32.2	Form of 906 Certification – John J. Corkrean
101

The following materials from the H.B. Fuller Company Quarterly Report on Form 10-Q for the quarter ended August 29, 2026 formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Total Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).